Form 10-K
period 1993-12-31
NORTH FORK BANCORPORATION INC
filed 1994-03-18
CIK 352510

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended                     December 31, 1993

Commission File Number                                0-10280

                        NORTH FORK BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

      DELAWARE                                  36-3154608
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)               Identification No.)

 9025 MAIN ROAD, MATTITUCK, NEW YORK                     11952
(Address of principal executive offices)              (Zip Code)

(Registrant's telephone number, including area code)   (516) 298-5000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class       Name of each exchange on which registered
Common Stock, par                New York Stock Exchange
 value $2.50

          Securities registered pursuant to Section 12 (g) of the Act:
                                      None
                                (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   (X) Yes     ( ) No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

   As of March 10, 1994, there were 14,120,849 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's common stock (based on closing price quoted on March 10, 1994) held by non-affiliates was approximately $171,435,290.

                                     PART I

ITEM 1     BUSINESS

(A)  GENERAL DEVELOPMENT OF BUSINESS

North Fork Bancorporation, Inc. (the "Registrant") located in Mattituck, New York, is a commercial bank holding company incorporated under the laws of Delaware and registered under the Federal Bank Holding Company Act of 1956, as amended. The Company's primary subsidiary, North Fork Bank (the "Bank"), is the result of the October 1, 1992 merger of the Registrant's banking subsidiaries, The North Fork Bank & Trust Company ("Bank & Trust") and Southold Savings Bank ("Southold"). Bank & Trust was merged into Southold; Southold then converted its charter from that of a state savings bank to a state commercial bank and changed its name to North Fork Bank. The Bank provides a wide range of commercial banking services through 35 branch locations throughout Suffolk, Nassau, Westchester and Rockland Counties, New York.

The Registrant was organized in 1980 and in 1981 acquired Bank & Trust, a commercial bank operating primarily on eastern Long Island, New York. Bank & Trust was chartered on April 26, 1905 under the name Mattituck Bank and in 1950 changed its name to The North Fork Bank & Trust Company. During the 1950's, three other banks located on the north fork of eastern Long Island were merged into Bank & Trust. Since then, Bank & Trust had expanded its branch network to other areas of Long Island primarily through de novo branching.

Prior to 1988, the Registrant's principal asset was Bank & Trust and its business consisted primarily of the ownership and operation of Bank & Trust.
On August 1, 1988, the Registrant completed the acquisition of Southold, a New York State chartered savings bank under the regulation of the New York State Banking Department ("Banking Department") and the Federal Deposit Insurance Corporation ("FDIC"). Southold, established in 1858, was Suffolk County's oldest savings institution. Its focus had traditionally been to develop a stable core deposit base and invest those funds in residential real estate loans. Southold expanded its branch network through the June 28, 1991 acquisition of Eastchester Financial Corporation, ("Eastchester"). Eastchester's primary asset was Eastchester Savings Bank, a $500.8 million savings bank which operated through seven branch locations throughout Westchester and Rockland Counties, New York. Immediately upon consummation of the acquisition, Eastchester was dissolved and its operations consolidated into those of Southold.

Additionally, the Registrant has four non-bank subsidiaries, none of which accounted for a significant portion of the Registrant's consolidated assets, nor contributed significantly to the Registrant's consolidated results of operations, at and for the year ended December 31, 1993.

At December 31, 1993, the Registrant had assets of $1.9 billion, deposits of $1.4 billion and stockholder's equity of $154.5 million. A more detailed discussion concerning the Registrant's financial condition and results of operations is contained in Part II of this report.

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.
     Not applicable.


(C)  NARRATIVE DESCRIPTION OF BUSINESS

GENERAL
  The Registrant operates primarily through the Bank, which attracts deposits through thirty five (35) retail banking facilities throughout Suffolk, Nassau, Westchester and Rockland Counties, New York. The Bank's business consists principally of attracting demand, savings and time deposits from the general public and investing those deposits, together with funds generated from operations, in commercial loans to small and medium sized businesses, residential one to four family mortgage loans, commercial mortgage loans, consumer loans and construction and land development loans. The Bank can also obtain funds through short term borrowings, such as repurchase agreements, utilizing its unpledged portfolio of agency guaranteed mortgage backed securities as collateral. A portion of the Bank's assets are invested in securities such as U.S. treasury securities, U.S. government agency obligations, state and municipal obligations and agency guaranteed mortgage backed securities. During 1993, the Bank undertook a balance sheet leverage strategy to utilize excess capital and enhance operating results while benefitting from the existing steepness in the yield curve. By obtaining funds through short term repurchase agreement borrowings, the Bank invested in 7 and 15 year maturity agency guaranteed mortgage backed securities, realizing almost 200 basis points on the assets.


COMPETITION
   The Bank's major competitors across the entire line of its products and services are local branches of large money-center banks which are headquartered in New York City and banks headquartered in other sections of New York State. Additionally, this subsidiary also competes for loans and deposits with other independent commercial banks in its marketplace; for deposits and mortgage loans with local savings and loan associations and savings banks; for deposits and consumer loans with credit unions; for deposits with insurance companies and money market funds; and for consumer loans with local consumer finance organizations and the financing affiliates of consumer goods manufacturers, especially automobile manufacturers. In setting rate structures for the Bank's loan and deposit products, management refers to a wide variety of financial information and indices, including the rates charged or paid by the major money-center banks, both locally and in the commercial centers, and the rates fixed periodically by smaller, local competitors.

SUPERVISION AND REGULATION

GENERAL
   The Registrant, as a bank holding company, is regulated under the Bank Holding Company Act of 1956, as amended (the "Act"), and is subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Generally, the Act limits the business of bank holding companies to banking, or managing or controlling banks, performing certain servicing activities for subsidiaries, and engaging in such other activities as the Federal Reserve Board may determine to be closely related to banking.

   The Federal Reserve Board has formal capital guidelines which bank holding companies are required to meet. These guidelines include the "risk-based" capital ratios and the leverage ratios, discussed below. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios will represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines currently require all bank holding companies to maintain a minimum ratio of total capital to risk-weighted assets of 8.00%, including a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00%. The Federal Deposit Insurance Corporation has adopted comparable capital guidelines for state banks which are not members of the Federal Reserve System.

  Tier 1 capital consists of common equity, qualifying perpetual preferred equity and minority interests in the equity accounts of unconsolidated subsidiaries, less goodwill and other non-qualifying intangibles. After December 31, 1992, the allowance for loan losses qualifies only as supplementary capital and then only to the extent of 1.25% of total risk-weighted assets. Other elements of supplementary capital, which is limited overall to 100% of Tier 1 capital, include perpetual preferred equity not qualifying for Tier 1, mandatory convertible debt and subordinated and other qualifying securities.

   The Registrant's bank subsidiary, as a state chartered and FDIC insured depository institution, is subject to the supervision, regulation and examination of the Banking Department and the FDIC. The FDIC has formal capital guidelines which banks are required to meet which are similar to those imposed by the Federal Reserve Bank.
   There are certain restrictions on the ability of the Bank to pay dividends to the Registrant. Dividends from the Bank to the parent company are limited by the regulations of the New York State Banking Department to the Bank's current year's earnings plus it's prior two years' retained net profits. Based on the parameters of this regulation, the Bank's dividend capability at January 1, 1994 includes it's 1994 earnings plus approximately $24.3 million in priors years retained net profits.

HOLDING COMPANY LIABILITY
   Federal Reserve Board policy requires bank holding companies to serve as a source of financial strength to their subsidiary banks by standing ready to use available resources to provide adequate capital funds to subsidiary banks during periods of financial stress or adversity. A bank holding company also could be liable under certain provisions of a new banking law for the capital deficiencies of an undercapitalized bank subsidiary. In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for a subsequent breach of such obligation will generally have priority over most other unsecured claims.

TRANSACTIONS WITH AFFILIATES
   The Bank is subject to restrictions under federal law which limit a bank's extensions of credit to, and certain other transactions with, affiliates. Such transactions by the Bank with any one affiliate are limited in amount to 10 percent of such subsidiary bank's capital and surplus and with all affiliates to 20 percent of such subsidiary bank's capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in accordance with specific statutory requirements. The purchase of low quality assets from affiliates is generally prohibited.
Federal law also provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the institution as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies.

FIRREA
   The deposits of the Bank are insured up to applicable limits by the FDIC. Recent federal legislation that affects the competitive environment for the Registrant includes the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") which, among other things, provides for the acquisition of thrift institutions by bank holding companies, increases deposit insurance assessments for insured banks, broadens the enforcement power of federal bank regulatory agencies, and provides that any FDIC-insured depository institution may be liable for any loss incurred by the FDIC, or any loss which the FDIC reasonably anticipates incurring, in connection with the default of any commonly controlled FDIC-insured depository institution or any assistance provided by the FDIC to any such institution in danger of default.

FDICIA
   On December 19, 1991, the President signed into law the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA substantially revises the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes.

   Among other things, FDICIA requires the federal banking regulators to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital categories:
"well capitalized," "adequately capitalized," "undercapitalized,"
"significantly undercapitalized," and "critically undercapitalized."

   Under the regulations, a "well capitalized" institution has a minimum total capital to total risk-weighted assets ratio of at least 10 percent, a minimum Tier 1 capital to total risk-weighted assets ratio of at least 6 percent, a minimum leverage ratio of at least 5 percent and is not subject to any written order, agreement, or directive; an "adequately capitalized" institution has a total capital to total risk-weighted assets ratio of at least 8 percent, a Tier I capital to total risk-weighted assets ratio of at least 4 percent, and a leverage ratio of at least 4 percent (3 percent if given the highest regulatory rating and not experiencing significant growth), but does not qualify as "well capitalized." An "undercapitalized" institution fails to meet any one of the three minimum capital requirements. A "significantly undercapitalized" institution has a total capital to total risk-weighted assets ratio of less than 6 percent, a Tier I capital to total risk-weighted assets ratio of less than 3 percent or a Tier I leverage ratio of less than 3 percent. A "critically undercapitalized" institution has a Tier I leverage ratio of 2 percent or less. Under certain circumstances, a "well capitalized" "adequately capitalized" or "undercapitalized" institution may be required to comply with supervisory actions as if the institution was in the next lowest capital category.

   FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System, effective December 19, 1993. In addition, undercapitalized depository institutions are subject to growth and activity limitations and are required to submit "acceptable" capital restoration plans. Such a plan will not be accepted unless, among other things, the depository institution's holding company guarantees the capital plan, up to an amount equal to the lesser of five percent of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency as of the time the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things,

FDICIA
that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If adepository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized and may be placed into conservatorship or receivership.

   Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, more stringent requirements to reduce total assets, cessation of receipt of deposits from correspondent banks, further activity restricting prohibitions on dividends to the holding company and requirements that the holding company divest its bank subsidiary, in certain instances. Subject to certain exceptions, critically undercapitalized depository institutions must have a conservator or receiver appointed for them within a certain period after becoming critically undercapitalized.

   FDIC regulations adopted under FDICIA prohibit a bank from accepting, renewing or rolling-over brokered deposits unless (i) it is well capitalized, or (ii) it is adequately capitalized and receives a waiver from the FDIC. For purposes of this regulation, a bank is defined to be well capitalized if it maintains a leverage ratio of at least 5 percent, a risk-adjusted Tier I capital ratio of at least 6 percent and a risk-adjusted total capital ratio of at least 10 percent and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency. A bank that is adequately capitalized and has been granted an FDIC waiver to accept, renew or roll-over brokered deposits may not pay an interest rate on any such deposits in excess of 75 basis points over prevailing market rates on comparable deposits in specified market areas. There are no such restrictions on a bank that is well capitalized. The Registrant anticipates that these regulations will not have a material adverse effect on its operations.

   For the capital ratios of the Registrant, see page 16 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1993 included herein as Exhibit 13, and incorporated herein by reference.

FDIC INSURANCE ASSESSMENTS
   The Bank is subject to FDIC deposit insurance assessments. Pursuant to FDICIA, the FDIC adopted a transition risk-based system for determining deposit insurance assessments that became effective on January 1, 1993. Under the risk-based system, an insured institution will be assessed at rates in the range of .23 percent to .31 percent depending on its capital and supervisory classifications, as assigned by its primary federal regulator. The insurance assessment rate for the Bank in 1993 was .26 percent, as it was considered a "well capitalized" institution in a Tier II supervisory classification.

   The FDIC has proposed, in substance, that the transitional risk-based assessment system be adopted, with minor modifications, as the permanent risk-based assessment system that must be made effective by January 1, 1994.

CONSERVATORSHIP AND RECEIVERSHIP POWERS OF FEDERAL BANKING AGENCIES
   FDICIA significantly expanded the authority of the federal banking regulators to place depository institutions into conservatorship or receivership to include, among other things, appointment of the FDIC as conservator or receiver of an undercapitalized institution under certain circumstances. In the event a bank is placed into conservatorship or receivership, the FDIC is required, subject to certain exceptions, to choose the method for resolving the institution that is least costly to the bank insurance fund of the FDIC, such as liquidation.

   The FDIC may provide federal assistance to a "troubled institution" - without placing the institution into conservatorship or receivership. In such case, pre-existing debtholders and shareholders may be required to make substantial concessions and, insofar as practical, the FDIC will succeed to their interests in proportion to the amount of federal assistance provided.

   Various other legislation, including proposals to overhaul the banking regulatory system and to limit the investments that a depository institution may make with insured funds are from time to time introduced in Congress. The Registrant cannot determine the ultimate effect that FDICIA and the implementing regulations to be adopted thereunder, or any other potential legislation, if enacted, would have upon its financial condition or results of operations.

MEMORANDA OF UNDERSTANDINGS
   On February 17, 1994, the Federal Deposit Insurance Corporation (the "FDIC") notified the Bank that based on the improvement in it's financial condition, the FDIC was terminating the Memorandum of Understanding (the "MOU") dated August 25, 1993 between the Bank, the FDIC and the New York State Banking Department (the "NYSBD"). The Bank received similar notification from the NYSBD on February 23, 1994. The MOU required the Bank to, among other things, (i) maintain a Tier I leverage ratio of 5.50%; (ii) reduce the level of classified assets as a ratio of capital and reserves and (iii) charge off all assets classified "Loss" and 50% of those classified "Doubtful" in the FDIC and NYSBD Reports on Examination.

  On February 1, 1994, the Federal Reserve Bank of New York notified the Registrant that in light of the noticeable improvement in it's financial condition the Memorandum of Understanding dated October 22, 1992 was terminated. The Federal Reserve Bank memorandum prohibited the Registrant from, among other things, the payment of dividends and the renewal or modification of the terms of existing indebtedness without prior regulatory approval.

EMPLOYEES
   As of December 31, 1993, the Registrant and its subsidiaries employed 503 full time and 152 part time employees.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

   Information required by the Securities Act Industry Guide 3, or Exchange Act Guide 3 is presented on pages 6 through 14 inclusive under the caption Management's Discussion and Analysis, and Quarterly Financial Information located on page 17 in the Registrant's Annual Report to Shareholders for the year ended December 31, 1993 included herein as Exhibit 13, and incorporated herein by reference.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES
Not applicable.

ITEM 2  PROPERTIES

  The Registrant's principal corporate offices are in a 28,300 square foot facility located at 9025 Main Road, Mattituck, New York. This facility is owned by the Bank and leased to the Registrant.

  The Registrant's banking subsidiary owns nineteen (19) buildings and occupies twenty-seven (27) other facilities under lease arrangements. All but three of the facilities are utilized by the banking subsidiary for branch banking offices. Of these three, one is an owned facility used by the loan servicing and operations departments of the Registrant, one is the headquarters facilities and the other is utilized by the Company's Special Asset Division. The premises occupied or leased by the Registrant and its subsidiaries are considered to be well located and suitably equipped to serve as banking facilities.

ITEM 3  LEGAL PROCEEDINGS

   Information required by this item can be found under the caption "Note 13 - Other Commitments and Contingent Liabilities - (b) Other Matters", on page 40 of the Registrant's Annual Report to Shareholders included herein as Exhibit 13 and incorporated herein by reference.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      EXECUTIVE OFFICERS OF THE REGISTRANT


The names and ages of the executive officers of the Registrant and positions held by them and their backgrounds are presented in the following table. The officers are elected annually by the Board of Directors.


Name                            Age         Positions Held in Most Recent 5 Years
John Adam Kanas                 47         Chairman, President and Chief Executive Officer of the Registrant and the Bank,
                                           throughout the past 5 years (except that Mr. Kanas did not serve as Chairman of the
                                           Board of the Registrant from 8/88 through 12/89).


John Bohlsen                    51         Vice Chairman of the Registrant (since 10/1/92) and of the Bank (12/21/89).  Mr. Bohlsen has been President of The Helm Development Corp., a real estate company, throughout the past 5 years.


Daniel M. Healy                 51         Executive Vice President and Chief Financial Officer of the Registrant (since 3/92).
                                           Before that, Mr. Healy was a partner with the accounting firm of KPMG Peat Marwick.

                                    PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
MATTERS

   The Registrant's common stock is traded on the New York Stock Exchange under the symbol NFB. As of February 14, 1994, there were 5,300 shareholders of record of the Registrant's common stock. The Registrant has not declared dividends in 1993 or 1992. The Registrant intends to commence shareholder dividends in 1994.
   For information regarding other dividend and liquidity restrictions, see the "Liquidity" section of Management's Discussion and Analysis located on page 11, the paragraph below the table in Note 7 on page 29 and the sixth paragraph of
Note 10 on page 35 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1993 located herein as exhibit 13 and incorporated herein by reference.


ITEM 6     SELECTED FINANCIAL DATA

   Pages 1 and 2 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1993 included herein as exhibit 13 is incorporated herein by reference.


ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

   Pages 2 through 17 inclusive in the Registrant's Annual Report to Shareholders for the year ended December 31, 1993 included herein as exhibit 13 are incorporated herein by reference.


ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Pages 18 through 44 inclusive in the Registrant's Annual Report to Shareholders for the year ended December 31, 1993 included herein as exhibit 13 are incorporated herein by reference.


ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

             None

                                    PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
   The information required by this item will appear under the caption "Nominee for Director and Directors Continuing in Office" on page 3 of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 26, 1994, included herein as exhibit 23 and is incorporated herein by reference.

ITEM 11    EXECUTIVE COMPENSATION
   The information required by this item will appear under the caption "Executive Compensation" on pages 8 through 11, and under the caption "Retirement Plan" on page 17 of the Registrant's Proxy Statement for its Annual Meeting of Stockholder's to be held April 26, 1994, included herein as exhibit 23 and is incorporated herein by reference.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT
   The information required by this item will appear under the caption "Certain Beneficial Ownership" and "Nominees for Director and Directors Continuing in Office" on pages 2 through 6 of the Registrant's Proxy Statement for its Annual Meeting of Stockholder's to be held April 26, 1994, included herein as exhibit 23 and is incorporated herein by reference.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
   The information required by this item will appear under the caption "Transactions with Directors, Executive Officers and Associates" on page 18 of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held April 26, 1994 included herein as exhibit 23 and is incorporated herein by reference.

                                    PART IV

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K
(a) The following consolidated financial statements of the Registrant, its bank subsidiary and its other subsidiaries, and the independent auditors' report thereon, included on Pages 18 through 44, inclusive, of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1993, included herein as exhibit 13 are incorporated herein by reference.

 1.    Consolidated Financial Statements:
       Statements of Operations - For the years ended December 31, 1993, 1992 and 1991;

       Balance Sheets - December 31, 1993, and 1992;

       Statements of Cash Flows - For the years ended December 31, 1993, 1992 and 1991;

       Statements of Changes in Stockholders' Equity - For the years ended December 31, 1993, 1992 and 1991;

       Notes to Consolidated Financial Statements.

ITEM 14        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                8-K, CONTINUED
2. There are no financial statement schedules required to be filed by the Registrant.

3.     The following exhibits are incorporated herein by reference:

Exhibit                                                    Prior
Number             Description                             Filing
3(a)          Articles of Incorporation       Previously filed on Form S-3
                                              dated 8/16/91 as Exhibit 4(b)
                                              (Registration No.33-42294) and
                                              incorporated herein by
                                              reference.

4(a)       Rights Agreement dated             Incorporated by reference to
           2/28/89, between North Fork        Form 8-A Registration
           Bancorporation,Inc. and            statement dated 3/21/89.
           The North Fork Bank & Trust
           Company, as rights agent.

 4(b)      Warrant Agreement                  Previously filed on Form S-3
                                              as Exhibit 4(e) to Amendment
                                              No. 3 filed 7/14/92
                                              (Registration No. 33-42294) and
                                              incorporated herein by
                                              reference.

 4(c)      Warrant Agreement                  Previously filed on Form S-3
                                              dated 10/7/92 (Registration No.
                                              33-53058) and incorporated
                                              herein by reference.

10(a)      North Fork Bancorporation, Inc.    Previously filed on Form S-3
           Dividend Reinvestment and Stock    dated 11/3/82 (Registration No.
           Purchase Plan                      2-80166) and incorporated
                                              herein by reference.

10(b)      North Fork Bancorporation, Inc.    Previously filed on Form S-8
           1982 Incentive Stock Option Plan   dated 12/1/82 (Registration No.
                                              2-80676) and incorporated
                                              herein by reference.

10(c)      North Fork Bancorporation, Inc.    Previously filed on Form S-8
           1982 Stock Purchase Plan           dated 12/1/82. (Registration
           for Employees                      No.  2-80677) and incorporated
                                              herein by reference.

10(d)      North Fork Bancorporation, Inc.    Previously filed on Form S-8
           1982 Employee Stock Option Plan    dated 8/25/89 (Registration No.
                                              33-30751 and incorporated
                                              herein by reference.

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

10(e) North Fork Bancorporation, Inc. Previously filed on Form S-8 1985 Incentive Stock Option Plan dated 8/29/85. (Registration
                                              No.2-99984) and incorporated
                                              herein by reference.

10(f)      North Fork Bancorporation, Inc.    Previously filed on Form S-8
           1987 Long Term Incentive Plan      dated 6/12/87 (Registration No.
                                              33-14903) and incorporated
                                              herein by reference.

10(g)      North Fork Bancorporation, Inc.    Previously filed on Form S-8
           1989 Executive Management          dated 4/17/90 (Registration No.
           Compensation Plan                  33-34372) and incorporated
                                              herein by reference.

10(h)      North Fork Bancorporation, Inc.    Previously filed on Form S-8
           1991 Stock Purchase Plan           dated 3/15/91 (Registration No.
           for Employees                      33-39449) and incorporated
                                              herein by reference.

10(i)      North Fork Bancorporation, Inc.    Previously filed on Form S-8
           401(k) Retirement Savings Plan     dated 9/28/92 (Registration No.
                                              33-52504) and incorporated
                                              herein by reference.


The following exhibits are submitted herewith:

Exhibit
Number        Description
3(b)           By Laws
11             Statement re: Computation of earnings per share.
13             Annual Report to Shareholders for the year ended
               December 31, 1993.
21             Subsidiaries of Registrant

22 Registrant's Proxy Statement for its Annual Meeting of Stockholders'

23             Accountants' Consent

(b)  Reports on Form 8-K filed during the quarter ended December 31, 1993:
                None.

   For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933 (the "Act"), the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 No. 2-80676 (filed December 1, 1982), No. 2-80677 (filed December 1, 1982), No. 2-99984 (filed August 29, 1985), No. 33-14903 (filed
June 12, 1987), No. 33-30751 (filed August 25, 1989), No. 33-34372 (filed April
17, 1990), No. 33-39449 (filed March 5, 1991), and No. 33-52504 (filed
September 28, 1992).

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

   Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit, or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the act and will be governed by the final adjudication of such issue.

   Pursuant to the requirements of Section 13 or 15(d) of this Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 NORTH FORK BANCORPORATION, INC.



Dated:   March 9, 1994                           BY:/s/ John A. Kanas
                                                 --------------------------
                                                      JOHN A. KANAS,
                                                      President
                                                      (Principal Executive
                                                       Officer)

                                                 BY: /s/Daniel M. Healy
                                                 ------------------------
                                                     DANIEL M. HEALY,
                                                     Executive Vice President
                                                      & Chief Financial
                                                      Officer
                                                      (Principal Accounting
                                                       Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                          Title                         Date

/s/John A. Kanas                 President and               March 9, 1994
- --------------------------       Chairman of the Board
John A. Kanas


                                 Director
- --------------------------
John Bohlsen


                                 Director
- --------------------------
Malcolm J. Delaney


/s/Allan C. Dickerson            Director                    March 9, 1994
- --------------------------
Allan C. Dickerson


                                 Director
- --------------------------
Lloyd A. Gerard


                                 Director
- --------------------------
James F. Reeve


/s/James H. Rich, Jr.            Director                    March 9, 1994
- --------------------------
James H. Rich, Jr.


/s/George H. Rowsom              Director                    March 9, 1994
- --------------------------
George H. Rowsom


/s/Raymond W. Terry, Jr.         Director                    March 9, 1994
- --------------------------
Raymond W. Terry, Jr.

                                EXHIBIT INDEX



Exhibit
Number        Description
- -------       -----------
3(b)           By Laws
11             Statement re: Computation of earnings per share.
13             Annual Report to Shareholders for the year ended
               December 31, 1993.
21             Subsidiaries of Registrant

22 Registrant's Proxy Statement for its Annual Meeting of Stockholders'

23             Accountants' Consent