Form 10-Q
period 1994-03-31
NORTH FORK BANCORPORATION INC
filed 1994-05-06
CIK 352510

[TEXT]

               SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                                FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended:      March 31, 1994


                        NORTH FORK BANCORPORATION, INC.
          (Exact name of registrant as specified in its charter)

        DELAWARE                                     36-3154608
(State or other Jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                Identification No.)

9025 Route 25, Mattituck, New York                       11952
(Address of principal executive offices)               (Zip Code)

                            (516) 298-5000
          (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days:                        Yes (X)      No ( )

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASSES OF COMMON STOCK        NUMBER OF SHARES OUTSTANDING 5/6/94
     $2.50 Par Value                                 14,206,670
/TABLE

                                INDEX

                      PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
           North Fork Bancorporation, Inc. and Subsidiaries
           (1.)   Consolidated Balance Sheets
           (2.)   Consolidated Statements of Income.
           (3.)   Consolidated Statements of Cash Flows.
           (4.)   Consolidated Statements of Changes in
                     Stockholders' Equity.
           (5.)   Notes to Consolidated Financial Statements.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

                         PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

   On March 16, 1994 the United States District Court for the Eastern District of New York entered a Final Order and Judgement approving the January 5, 1993 agreement between the Registrant and plaintiff and a class of all persons and entities that purchased the common stock of the Registrant during the period from March 29, 1990 through and including January 24, 1992. The agreement resulted in the full settlement of the class action shareholder suit which contained claims regarding the Registrant's disclosure of its provision and allowance for loan losses. The agreement called for the creation of a settlement fund of $1.3 million, the majority of which is covered by insurance.

     The Board of Directors and management of the Registrant believed that the claims were without merit, but, felt it was in the best interest of the Registrant to settle the case as soon as practicable to avoid a protracted period of costly litigation and management distraction.

ITEM 2.     CHANGES IN SECURITIES
                   Not Applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
                  Not Applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  Not Applicable.

ITEM 5.     OTHER INFORMATION

  The Registrant was operating under a Memorandum of Understanding ("MOU") entered into with the Federal Reserve Bank of New York ("Fed MOU") and its subsidiary, North Fork Bank, was operating under an MOU with the Federal Deposit Insurance Corporation ("FDIC") and the New York State Banking Department ("NYSBD") ("Bank MOU").

  On February 1, 1994, February 17, 1994 and February 23, 1994; The Federal Reserve Bank, The Federal Deposit Insurance Corporation and the New York State Banking Department, respectively, advised the Registrant that the MOU's were terminated. The termination of the MOU's was described in the Registrant's Current Reports on Form 8-K dated February 10, February 22 and February 28, 1994, respectively, which are incorporated herein by reference.

  On April 20, 1994 the Registrant issued in a private placement a $25 million, 7.56% Senior Note (the "Note"), maturing April 20,
1999.

  The proceeds were used to retire, prior to maturity, its $20 million 10.08% Senior Note which was due March 31, 1995 (the "Old Note"). The remainder of the proceeds, less expenses associated with the retirement of the Old Note, will be used for general corporate purposes.

  The Note Purchase Agreement pursuant to which the Note was issued contains certain covenants relating to, among other things, the maintenance of certain consolidated tangible net worth and total risk based capital levels, limitations on the payment of dividends and the repurchase of common stock and the maintenance of certain non-performing asset levels.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

           (11) Statement Re: Computation of per share earnings.

         (b) Current Report on Form 8-K dated February 10, 1994 Current Report on Form 8-K dated February 22, 1994 Current Report on Form 8-K dated February 28, 1994 Current Report on Form 8-K dated March 22, 1994 Current Report on Form 8-K dated March 30, 1994 Current Report on Form 8-K dated April 29, 1994

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

                           March 31,      December 31,    March 31,
                              1994           1993            1993
 ASSETS                   (unaudited)                  (unaudited)
Cash & Due from Banks       $  62,668      $ 75,070     $  60,664
Interest Earning Deposits         292           290           217
Federal Funds Sold and
 Securities Purchased
 under Agreements to Resell     6,000            -         20,200
Securities Held to Maturity   616,670       548,497       446,764
Securities Available for
 Sale (Market Value of $201,489
 at December 31,1993 & $185,779
 at March 31, 1993)           209,658       200,219       183,953
Loans:                      1,024,135     1,029,763     1,023,389
 Less: Unearned Income
                   & Fees      11,790        12,679        15,652
       Allowance for
               Loan Losses     45,636        46,625        56,895
     Net Loans                966,709       970,459       950,842
Premises & Equipment, Net      32,789        33,277        34,874
Accrued Income Receivable      12,521        11,924        10,771
Other Real Estate              18,359        21,899        56,472
Other Assets                   14,980        12,955        14,271
Excess of Cost over Fair Value
 of Net Assets Acquired         9,115         9,291         9,818
     Total Assets         $ 1,949,760   $ 1,883,881   $ 1,788,846
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand Deposits           $   254,020   $   257,447   $   207,209
Savings, N.O.W. &
 Money Market Deposits        869,965       866,808       873,790
Certificates of Deposits
 in Amounts of $100,000
 & Over                        39,701        32,297        34,161
Other Time Deposits           278,377       285,718       323,206
     Total Deposits         1,442,062     1,442,270     1,438,366
Federal Funds Purchased &
 Securities Sold Under
 Agreements to Repurchase     317,920       255,643        71,550
Senior Note Payable            20,000        20,000        20,000
Mortgage Note Payable              -             -            171
Accrued Taxes, Interest
 & Other Expenses               9,498         9,439         5,984
Other Liabilities               1,879         2,057         4,488
Dividends Payable               1,059            -             -
Purchased Security
  Liabilities                      -             -        106,379
Total Liabilities        $  1,792,419   $  1,729,409  $ 1,646,938

STOCKHOLDERS' EQUITY
Preferred Stock, par
value $1.00; authorized
10,000,000 shares,unissued       -            -               -
Common stock, par value
$2.50;authorized 50,000,000
shares; issued & outstanding
14,126,193, 14,109,554,
and 13,997,845 shares at
the periods ending,
 respectively                 35,315         35,274        34,995
Additional Paid-in capital    94,625         94,487        93,880
Retained Earnings             29,594         25,140        13,632
Less:
Unrealized (Loss) on
 Securities Available
 for Sale, Net of Taxes       (1,817)          -             -
Restricted Stock Awards         (354)          (428)         (563)
Treasury Stock, at
 cost: 1,740, 73,
 and 3,780 shares at the
 periods ending, respectively   (22)             (1)          (36)
Total Stockholders'
     Equity                  157,341        154,472       141,908
Total Liabilities and
 Stockholders' Equity  $   1,949,760   $  1,883,881   $ 1,788,846
/TABLE

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

(dollars in thousands, except per share amounts)
                                                Three Months Ended
                                                March 31,       March 31,
                                                  1994            1993
                                               (unaudited)     (unaudited)
INTEREST INCOME
Loans (including fee income)                     $   20,307    $   21,741
Mortgage-Backed Securities                            8,508         6,329
U.S. Treasury & Government
 Agency Securities                                      768           445
State & Municipal Obligations                           415           243
Other Securities                                         27            31
Federal Funds Sold and
 Securities Purchased
 under Agreements to Resell                             127           276
Interest Earning Deposits                                 2             2
Total Interest Income                                30,153        29,067
INTEREST EXPENSE
Savings, NOW &
 Money Market Deposits                                4,416         5,452
Certificates of Deposit,
 $100,000 and Over                                      372           248
Other Time Deposits                                   2,379         3,250
Federal Funds Purchased &
 Securities Sold Under
 Agreements to Repurchase                             2,393           488
Other Borrowings                                        528           918
   Total Interest Expense                            10,088        10,356
   Net Interest Income                               20,065        18,711
Provision for Loan Losses                             1,000         2,500
   Net Interest Income after
   Provision for Loan Losses                         19,065        16,211
NON-INTEREST INCOME
Service Charges on Deposit Accounts                   2,228         1,788
Trust Fees & Commissions                                435           422
Mortgage Banking Operations                             599           905
Other Operating Income                                1,089         1,258
Net Securities (Losses)\Gains                           (77)        1,349
     Total Non-Interest Income                        4,274         5,722
NON-INTEREST EXPENSE
Salaries & Benefits                                   6,229         5,984
Occupancy, Net                                        1,265         1,260
Equipment                                               980         1,275
Other Real Estate                                     2,022         3,040
FDIC Assessment                                         903           960
Amortization of Excess of Cost Over
  Fair Value of Net Assets Acquired                     176           176
Other                                                 3,268         3,422
    Total Non-Interest Expense                       14,843        16,117
Income Before Provision for Income Taxes              8,497         5,816
Provision for Income Taxes                            2,984         2,227
     Net Income                                   $   5,513     $   3,589
Earnings and Dividends Per Share:
     Net Income                                   $    0.37     $    0.27
     Cash Dividends                               $   0.075     $       -
Weighted Average Shares Outstanding              14,898,272    13,338,897
/TABLE

CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THREE MONTHS ENDED MARCH 31,


                                                     1994             1993
                                                  (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                        $    5,513        $  3,589
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Provision for Loan Losses                          1,000           2,500
  Depreciation and Amortization of Premises
    and Equipment                                      967           1,468
  Provision for Losses on Real Estate
    Acquired in Settlement of Loans                  1,107           2,937
  Amortization of Excess of Cost Over Fair
    Value of Net Assets Acquired                        176              176
  Accretion of Discounts and Net Deferred Loan Fees    (320)            (177)
  Amortization of Premiums                           2,761           1,228
  Net Losses\(Gains) on Securities Transactions         77           (1,349)
  Other - Net                                        1,959           1,706
        Net Cash Provided by
          Operating Activities                      13,240          12,078

INVESTING ACTIVITIES:
  Maturities, Calls and Principal Repayments
   on Securities Held to Maturity                   49,720          16,898
  Purchases of Securities Held to Maturity         (151,963)         (76,366)
  Proceeds from Sale of Securities Available
   for Sale                                         47,013          36,138
  Maturities and Principal Repayments on
   Securities Available of Sale                     19,146           3,494
  Purchases of Securities Available for Sale        (50,829)         (62,397)
  Loans Originated and Principal Repayments
   on Loans and Other Real Estate Owned, Net       (12,617)         19,892
  Proceeds from Sales of Loans                      16,025          12,301
  Proceeds from Sales of Real Estate
   Acquired in Settlements of Loans                  2,095           3,271
  Purchases of Premises and Equipment, Net             (479)            (524)
   Net Cash (Used in) Investing Activities          (81,889)         (47,293)
/TABLE

CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THREE MONTHS ENDED MARCH 31,

                                                    1994              1993
                                                 (unaudited)      (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Decrease in Deposits                     $     (207)        $  (61,568)
  Net Increase Short-Term Borrowings              62,277            43,350
  Repayments of Other Borrowings                       -             (20,004)
  Common Stock Sold for Cash                         179            18,366
   Net Cash Provided by (Used in)
               Financing Activities                62,249            (19,856)

   Net (Decrease) in Cash and
    Cash Equivalents                                (6,400)          (55,071)
 Cash and Cash Equivalents at Beginning of Year    75,360          136,154

 Cash and Cash Equivalents at End of Period         68,960          81,083


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid (Received) During the Period for:

    Interest Expense                          $      10,102      $  12,452

    Income Taxes                               $         (10)     $     (91)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

  Real Estate Acquired in Settlement of Loans and
     In-Substance Foreclosures                  $        169     $   7,568
  Investment Securities Transferred to Securities
     Available for Sale                         $     47,005             -
  During the period the Registrant purchased
    various investment securities which
    settled in April                            $     15,051     $ 106,379
  During the period the Registrant sold
    various investment securities which
    settled in April                            $     18,413             -

/TABLE

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited) (Dollars in thousands)

                                      Unrealized Depreciation
                                             on Certain
                                            Marketable
               Common              Retained   Equity    Restricted  Treasury
               Stock    Surplus   Earnings  Securities  Stock Awards Stock  Total
Bal. 12/31/92  $ 29,614    80,895   10,043       (25)     (676)     (28)  119,823
 Net Income       -          -       3,589        -        -        -       3,589
 Sale of Common Stock
(1,540,322 shares)3,851    10,678      -          -        -       -       14,529
 Exercise of Warrants
 (611,975 shares) 1,530     2,313      -          -        -       -        3,843
 Amortization of Deferred
 Compensation re: Restricted
   Stock Awards    -          -        -          -        77      -           77
 Removal of Restrictions Accelerated
 re: Restricted Stock Awards
  (4,500 shares)  -           -        -          -        22      -          22
 Forfeiture of Restricted Stock Awards
  (667 shares)    -            (6)     -          -        14      (8)         0
 Net Change in Unrealized Depreciation
 on Certain Marketable Equity
  Securities      -           -        -          25       -       -          25
Bal. 3/31/93   $ 34,995    93,880   13,632         -     (563)    (36)   141,908
                                            Unrealized
                                              (Loss)
                                            on Securities
               Common              Retained  Available   Restricted  Treasury
                Stock    Surplus   Earnings  for Sale  Stock Awards Stock  Total
Bal. 12/31/93  $ 35,274    94,487   25,140        -       (428)     (1)   154,472
 Net Income          -       -       5,513        -        -         -      5,513
 Cash Dividends Declared
($0.075 per share)   -       -      (1,059)       -        -         -     (1,059)
 Sale of Common Stock
   (13,639 shares)   34       132      -          -        -         -        166
 Exercise of Warrants
   (3,000 shares)     7         7      -          -        -         -         14
 Amortization of Deferred
 Compensation re: Restricted
   Stock Awards      -          -      -          -        53        -         53
 Forfeiture of Restricted Stock Awards
  (1,667 shares)     -         (1)     -          -        21       (21)       (1)
 Net Change in Fair Value of Securities
  Available for Sale,
    Net of Taxes     -          -      -      (1,817)      -         -     (1,817)
Bal. 3/31/94   $ 35,315    94,625   29,594    (1,817)    (354)      (22)   157,341
/TABLE

                      North Fork Bancorporation, Inc.
                            and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)
                          March 31, 1994 and 1993

General

  In the opinion of management, all significant intercompany accounts and transactions have been eliminated in consolidation. In addition, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations of the Registrant for the interim periods have been made. All such adjustments are of a normal and recurring nature. These statements should be read in conjunction with the Registrant's summary of significant accounting policies which are incorporated herein by reference in its 1993 Annual Report on Form 10-K.

  Results of operations for the quarter ended March 31, 1994 are not necessarily indicative of the results of operations which may be expected for the full year 1994 or any other interim periods.

Recent Regulatory Matters

  The Registrant was operating under a memorandum of understanding ("MOU") with the Federal Reserve Bank of New York (the "Fed MOU") and its subsidiary, North Fork Bank, had been operating under an MOU with the Federal Deposit Insurance Corporation and the New York State Banking Department (the "Bank MOU" and together with the Fed MOU, the "MOU's").

  On February 1, 1994, February 17, 1994 and February 23, 1994; The Federal Reserve Bank, The Federal Deposit Insurance Corporation and the New York State Banking Department, respectively, advised the Registrant that the MOU's were terminated. The termination of the MOU's was described in the Registrant's Current Reports on Form 8-K dated February 10, February 22 and February 28, 1994, respectively, which are incorporated herein by reference.


RECENT ACCOUNTING DEVELOPMENTS:

Accounting for Certain Investments in Debt and Equity Securities:
Statement of Financial Accounting Standards No. 115, ("SFAS 115").

  The Registrant adopted SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities", effective January 1, 1994. Debt and Equity Securities are classified into one of three categories and are accounted for as follows:

  * Debt securities that the Registrant has the positive intent and ability to hold to maturity are classified as securities held to maturity and reported at amortized cost.

  * Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and carried at fair value. Unrealized gains and losses from marking the portfolio to fair value are included in earnings.

  * Debt and equity securities not classified as either securities held to maturity or trading securities are classified as securities available for sale and reported at fair value. Unrealized gains and losses are excluded from earnings, and reported as a separate component of stockholders' equity, net of taxes. For the periods ended
     December 31, 1993, and March 31, 1993 these securities were reported at the lower of cost or market.

Employers Accounting for Post-Employment Benefits.
Statement of Financial Accounting Standards No. 112 ("SFAS 112")

  The Registrant adopted SFAS 112, "Employers Accounting for Post-Employment Benefits", effective January 1, 1994. The adoption did not have a material adverse effect on its financial condition and its results of operations.

  This statement introduces changes to accounting for the estimated cost of post-employment benefits provided to former or inactive employees (as well as their dependents) after employment but before retirement.

Accounting by Creditors for Impairment of a Loan:
Statement of Financial Accounting Standards No. 114, ("SFAS 114")

  This statement addresses the accounting by creditors for impairment of certain loans. It is applicable to all creditors and to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, and debt securities as defined in SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." It applies to all loans that are restructured in a troubled debt restructuring involving a modification of terms.

  It requires that impaired loans that are within the scope of this statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

  This statement applies to financial statements for fiscal years beginning after December 15, 1994. The Registrant is currently assessing the financial implications of the implementation of SFAS 114 and believes that it will not have a material adverse effect on its financial condition and its results of operations.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Summary

   North Fork Bancorporation, Inc. (the "Registrant") recognized net income of $5.5 million, or $.37 per share, for the quarter ended March 31, 1994, as compared with net income of $3.6 million, or $.27 per share for the comparable prior year period. Per share results are based on weighted average shares outstanding of 14,898,272 and 13,338,897 for the quarters ended March 31, 1994 and 1993, respectively.

   The increase in the Registrant's 1994 first quarter results of operations when compared with the comparable prior year period is the result of a $1.4 million increase in net interest income, a $1.5 million decrease in the provision for loan losses and a $1.3 million decline in non-interest expense. This activity was partially offset by a $1.4 million decline in non-interest income, which resulted primarily from net security gains recognized during the first quarter of 1993, and a $.8 million increase in the provision for income taxes.


Net Interest Income

   Net interest income, which represents the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities, is the Registrant's primary source of earnings. It is affected by the level and composition of interest earning assets and interest bearing liabilities, as well as changes in market interest rates. Average interest earning assets increased $270.2 million or 17.5% to $1,814.5 million for the first quarter of 1994, as compared to $1,544.3 million for the comparable prior year period. Average interest bearing liabilities increased $148 million or 10.9% to $1,503.7 million for the first quarter of 1994 as compared to $1,355.7 million for the comparable prior year period. The increase in average interest earning assets and interest bearing liabilities is attributable to the Registrant instituting a balance sheet leverage strategy during the latter half of 1993 so as to stabilize the level of net interest income, effectively utilize capital and benefit from the existing steepness in the yield curve. Utilizing funds obtained through short-term repurchase agreements, the Registrant invests in agency guaranteed mortgage-backed securities. The repurchase agreement borrowings are usually for a period of ninety days, whereas the funds are invested primarily in seven and fifteen year mortgage-backed securities with an original weighted average life of approximately three to four years. To mitigate interest rate risk assumed in this strategy due to the differences in the maturities of these assets and liabilities and maintain the level of interest rate risk within management's established guidelines, the Registrant entered into certain off-balance sheet agreements. Specifically, the Registrant entered into: (i) a 24 month interest rate swap agreement, paying a fixed interest rate and receiving a variable interest rate on $24 million notional principal, (ii) a 24 month interest rate cap on 3 month LIBOR set at 5.00% on $48 million notional principal, and (iii) a 27 month interest rate floor on 3 month LIBOR set at 5.00% on $27 million

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income (continued)

notional principal. The three month LIBOR was 3.88% at March 31, 1994. The estimated market value of these off-balance sheet items exceeded the carrying value by approximately $280 thousand at March 31, 1994. The interest rate swap, cap and floor agreements outstanding as of March 31, 1994 mature September and December of 1995, respectively.

  Average Demand Deposit balances increased $76.4 million or 41.5% to $260.2 million for the first quarter of 1994 as compared to $183.8 million for the comparable prior year period. Together these factors, partially offset by the lack of strength in quality loan demand within the Registrant's marketplace, contributed to a $1.4 million increase in net interest income, on a fully taxable equivalent basis, to $20.5 million for the first quarter of 1994 as compared with $19.1 million in the first quarter of 1993. The components of this increase include a $1.1 million increase in interest income, on a fully taxable equivalent basis, and a $.3 million decrease in interest expense.

   Interest expense declined to $10.1 million for the first quarter of 1994, equating to an effective cost of funds of 2.72%, as compared with $10.4 million, or an effective cost of funds of 3.10% for the comparable prior year period. Of the $.3 million decline in interest expense, $2.0 million is the result of the short term interest rate environment, offset by an increase of $1.7 million due to the changing composition of the Registrant's funding sources and liability structure. As comparatively higher yielding mutual funds and annuities encouraged certain depositors to reinvest funds from maturing certificates of deposit into non-bank products, and the success of the conversion of the Registrant's former savings bank subsidiary into a full service commercial bank, the average balance of time deposits has declined $33.0 million or 9%, from the comparable prior year period levels. The average balance of savings, NOW, and money market accounts during the first quarter of 1994 aggregated $874.5 million, representing a decline of $36.8 million or 4.0% from the comparable prior year period. Conversely, average demand deposits increased $76.4 million in the first quarter of 1994, when compared to the comparable period of the prior year, further evidence of the success of the former savings bank's conversion to a full service commercial bank and efforts to expand the Registrant's small and medium sized commercial client base. Demand deposits comprised 17.7% of total deposits at March 31, 1994 as compared to 14.4% for the comparable period of the prior year.

  Interest incurred on short-term borrowings increased $1.9 million to $2.5 million in the first quarter of 1994 when compared to $0.6 million during the comparable prior year period. The average balance of short-term borrowings increased $229.5 million to $276.1 million in the first quarter of 1994 when compared to $46.6 million during the comparable prior year period, the result of the Registrant's balance sheet leverage strategy.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income (continued)

  Of the $1.9 million increase in interest on short-term borrowings, $2.5 million is attributable to the growth in average short-term borrowings, partially offset by $0.6 million due to the effects of lower market interest rates.

  Interest income, on a fully taxable equivalent basis, increased $1.2 million to $30.6 million for the 1994 first quarter, from $29.4 million for the comparable prior year period. The yield on interest earning assets, on a tax equivalent basis, declined to 6.83% for the 1994 first quarter from 7.72% in the comparable prior year period. The increase in interest income on a fully taxable equivalent basis is attributable to the Registrant's balance sheet leverage strategy resulting in a higher level of interest earning assets, primarily agency guaranteed mortgage-backed securities, offset by lower market interest rates and the lack of quality loan demand within the Registrant's marketplace. Interest earned on the Registrant's loan portfolio declined $1.5 million, of which $1.1 million is attributable to lower market interest rates and their effects on the Registrant's adjustable earning assets and refinances of maturing fixed rate earning assets, whereas, $0.4 million of the decline is attributable to a reduction in loan origination volume, and increased levels of loan repayments and satisfactions. The yield on the Registrant's taxable loan portfolio declined to 8.10% for the first quarter of 1994 compared to 8.58% for the comparable prior year period.

  Income earned on the Registrant's mortgage-backed securities portfolio increased $2.2 million to $8.5 million in the first quarter of 1994, when compared to $6.3 million in the comparable prior year period. Average mortgage-backed securities increased $248.2 million, or 58.1%, to $675.9 million in the first quarter of 1994, when compared to $427.7 million during the comparable prior year period. The growth in the average balance of mortgage-backed securities increased interest income by $7.8 million. This increase was partially offset by a $5.6 million decline in interest income due to the effects of lower market interest rates and the short-term nature of the securities comprising the Registrant's mortgage-backed portfolio. The yield on the Registrant's mortgage-backed securities portfolio declined to 5.10% for the first quarter of 1994 compared to 6.0% for the first quarter of 1993.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income (continued)

  The following table sets forth a summary analysis of the relative impact on net interest income of changes in the volume of interest earning assets and interest bearing liabilities and changes in rates earned by the Registrant on such assets and liabilities. Because of numerous simultaneous volume and rate changes during the period analyzed, it is not possible to precisely allocate changes between volumes and rates. For purposes of constructing this table, changes which are not solely due to volume changes or rate changes have been allocated to these categories based on the respective percentage changes in average volume and average rates as they compare to each other. In addition, average interest earning assets include non-performing loans.


FOR THE THREE MONTHS ENDED              MARCH 31, 1994  OVER  MARCH 31, 1993
(dollars in thousands)                  ------------------------------------
                                             Changes Due To              Net
                                           Volume         Rate         Change
INTEREST EARNING ASSETS:
Interest Earning Deposits         $       (279)     $    (75)    $     (354)
Taxable Securities                     331,477       (21,146)       310,331
Non-Taxable State and
  Municipal Obligations*             1,139,477     (855,426)       284,051
Mortgage-Backed Securities           7,835,317    (5,656,899)     2,178,419
Taxable Loans including
  Non-accrual Loans                   (140,532)   (1,210,532)    (1,351,064)
Non-Taxable Loans*                    (190,129)       69,838       (120,292)
Federal Funds Sold                    (194,185)       45,193       (148,992)
Total Interest Earning Assets        8,781,146   (7,629,046)     1,152,100

INTEREST BEARING LIABILITIES:
Savings, NOW, &
 Money Market Deposits                (212,907)     (822,984)    (1,035,891)
Other Time Deposits                    (298,176)     (448,251)      (746,428)

Short-Term Borrowings                2,501,066     (596,345)     1,904,722
Other Borrowings                      (316,559)     ( 73,924)      (390,482)

Total Interest Bearing Liabilities   1,673,424    (1,941,504)      (268,080)

Net Change in Net Interest Income*  $7,107,722   $(5,687,542)   $ 1,420,179

*  Taxable equivalent basis.
/TABLE

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income (continued)

  The Registrant's net interest margin on a tax equivalent basis, which measures the rate of net interest income earned for each dollar of average earning assets, declined to 4.57% in the 1994 first quarter, as compared with 5.0% for the comparable prior year period.

  This decline is attributable to the adverse effect of the lower market interest rates experienced during 1993 and the majority of the first quarter of 1994, and the lack of quality loan demand have had on the yield on average interest earning assets, reducing the proportion of higher yielding loans to interest earning assets. In addition, the Registrant's balance sheet leverage strategy, while increasing the level of interest income, further contributed to this change in interest earning asset composition and decline in asset yield. The Registrant invested the proceeds from repurchase agreement borrowings in short duration, and thus lower yielding, agency mortgage-backed securities so as to provide cash flow and reduce the risk to capital in a rising interest rate environment. As the securities portfolio has increased in proportion to the level of interest earning assets, the net yield on interest earning assets has declined.

  On March 24, 1994 and April 19, 1994, the Registrant's bank subsidiary increased its prime rate of interest, to 6.25% and 6.75%, respectively. This aggregate increase of 75 basis points should have a positive impact on its loan portfolio yield, as approximately $340 million in prime based loans which will reprice within three months.

  The increase in market interest rates during the first quarter of 1994 has not adversely affected the Registrant's bank subsidiary's core deposits, as it has along with its competitors, been able to maintain its rates consistent with 1993 year end levels. Conversely, the recent increases have negatively impacted its short-term borrowings under repurchase agreements, when compared to 1993 year end levels.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net Interest Income (continued)

  The following tables present an analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the three month periods ended March 31, 1994 and 1993, respectively:


ANALYSIS OF NET INTEREST INCOME
(unaudited)                              THREE MONTHS ENDED
                                 MARCH 31, 1994         MARCH 31, 1993
                              Average    Average       Average    Average
                              Balance     Rate         Balance      Rate
(dollars in thousands)
Interest Earning Assets
Interest Earning Deposits      $   291      2.17%       $   343        2.26%
Taxable Securities              59,636      5.68%        37,290        5.72%
Non-Taxable Municipals          46,094      5.63%        16,011        9.01%
Mortgage-Backed Securities     675,886      5.10%       427,651        6.00%
Taxable Loans                1,005,735      8.10%     1,012,415        8.58%
Non-Taxable Loans               10,494     14.23%        14,224       13.93%
Federal Funds Sold and
 Securities Purchased Under
 Agreements to Resell           16,324      3.16%        36,316        3.08%
Total Int. Earning Assets   $1,814,461      6.83%   $ 1,544,250        7.72%
Interest and Non-Interest
 Bearing Liabilities Savings,
 N.O.W  and Money Market
  Deposits                  $  874,503      2.05%   $   911,266        2.43%
Time Deposits                  333,066      3.35%       366,061        3.87%
Total Savings &
 Time Deposits              $1,207,569      2.41%   $ 1,277,327        2.84%
Federal Funds Purchased
 and Securities Sold Under
 Agreements to Repurchase      276,139      3.51%        46,612         4.25%
  Other Borrowed Funds          20,000     10.70%        31,784        11.72%
Total Int. Bearing
 Liabilities                $1,503,708      2.72%   $ 1,355,723         3.10%
Other Liabilities &
 Stockholders' Equity
(Net of Non-Interest
       Earning Assets)         310,754                  188,527

Total Liabilities &
 Stockholders' Equity
(Net of Non-Interest
      Earning Assets)       $1,814,461              $ 1,544,250

Rate Spread                                 4.11%                       4.62%

Net Yield on
 Interest-Earning Assets
  (Tax Equivalent Basis)                    4.57%                       5.00%
/TABLE

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-Interest Income

   Total non-interest income net of security (losses)/gains of $4.4 million remained virtually unchanged when compared to the comparable period of the prior year. Net security losses during the first quarter of 1994 were $0.1 million, as compared to net security gains of $1.3 million during the first quarter of 1993.

  Service charges on deposit accounts increased $0.4 million, or 24.6%, to $2.2 million during the first quarter of 1994 as compared to $1.8 million during the first quarter of 1993, primarily the result of growth in the Registrant's demand deposit base, increases in per item fees and the introduction of new products and services. This increase was offset by a decline of $0.3 million in mortgage banking operations income, due to higher mortgage interest rates and a corresponding decrease in the level of refinances, and a slight decline in other operating income.

Non-Interest Expense

   Non-interest expense declined $1.3 million, or 7.91%, to $14.8 million during the 1994 first quarter when compared to $16.1 million during the comparable prior year period. The decline is primarily attributable to a $1.0 million decrease in other real estate related expenses and a decrease of $0.2 million in other operating expenses. These improvements were partially offset by a $0.2 million, or 4.1% increase in salaries and benefits.

  The Registrant's core efficiency ratio, which represents the ratio of non-interest expense, net of other real estate related costs and other non-recurring charges, to net interest income on a tax equivalent basis and non-interest income net of security (losses)/gains improved to 51.64% for the 1994 first quarter as compared to 56.67% for the 1993 first quarter.

Income Taxes

  The Registrant provides for income taxes under the asset and liability method. Under this method, the Registrant is required to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Registrant's assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance is to be established to reduce the deferred tax asset if it is "more likely than not" that some or all of the deferred tax asset will not be realized.

  The Registrant's effective tax rate was 35.12% for the first quarter of 1994, as compared to 38.29% for the comparable prior year period.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset Quality
   The Registrant's loan portfolio concentrated primarily in loans secured by real estate in Suffolk and Nassau counties, and to a lesser extent Westchester and Rockland Counties, New York, has been and will continue to be affected by market trends in real estate values.

     The following table delineates the composition of the Registrant's loan portfolio for the periods indicated (in thousands):

                               March 31,      December 31,     March 31,
                                 1994           1993            1993
Commercial, Financial &
          Agricultural         $ 250,264      $ 257,151      $ 265,978
Commercial Mortgages             290,751        292,157        287,801
Residential Mortgages            363,505        363,644        338,574
Construction                      20,593         19,828         22,044
Land                              39,309         37,160         44,197
Consumer                          59,713         59,823         64,795
    TOTAL                     $1,024,135    $ 1,029,763    $ 1,023,389

   The Registrant's non-performing assets, which include loans past due ninety days and still accruing interest, non-accrual loans and other real estate owned and loans classified as in-substance foreclosure, decreased to $50.8 million at March 31, 1994, as compared with $57.2 million at December 31, 1993 and $110.7 million at March 31, 1993. Non-performing assets now comprise 2.61% of total assets, as compared with 3.04% at December 31, 1993, and 6.19% at March 31, 1993. The components of non-performing assets are delineated in the table below (in thousands):

                               March 31,      December 31,     March 31,
                                 1994              1993          1993
Loans 90 days past due &
   still accruing            $  3,313        $  1,811        $  3,757
Non-accrual Loans              29,148          33,484          50,511
Non-performing Loans           32,461          35,295          54,268
Other Real Estate Owned         8,131           7,426          10,172
In-Substance Foreclosure       10,228          14,473          46,300
Non-performing assets          50,820          57,194         110,740

Restructured,
 accruing loans              $ 15,936        $ 15,237        $ 13,364

  Loans are classified as restructured when the Registrant has granted, for economic or legal reasons related to the borrowers financial difficulties, a concession to the customer that the Registrant would not otherwise consider. Restructured, accruing loans, are defined as loans whose repayment terms and/or interest rate have been modified by agreement with the respective borrowers. Generally this occurs when the

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset Quality (continued)

 cash flow of the borrower is insufficient to service the loan under its original terms.

   As a result of the continued and consistent decline in the Registrant's non-performing loans, the provision for loan losses declined to $1.0 million for the 1994 first quarter, from $2.5 million in the comparable prior year period. Net charge offs aggregated $2.0 million, or 0.79% of average net loans on an annualized basis, for the 1994 first quarter, as compared with $4.1 million, or 1.60% of average net loans on an annualized basis, for the 1993 first quarter. The allowance for loan losses at March 31, 1994 was $45.6 million, or 140.6% of non-performing loans, and 4.51% of loans, net of unearned income.
The allowance for loan losses at December 31, 1993 was $46.6 million, or 132.1% of non-performing loans, and 4.58% of loans, net of unearned income. The allowance for loan losses at March 31, 1993 was $56.9 million, or 104.8% of non-performing loans and 5.65% of loans, net of unearned income.

   Management determines what it deems to be the appropriate level of the Registrant's allowance for loan losses on an ongoing basis by reviewing individual loans within, as well as the composition, of the loan portfolio. In reviewing the composition of the loan portfolio, management considers, among other things, concentrations therein, delinquency trends, as well as recent charge-off experience and third party evidentiary matter (such as appraisals) to assist in assessing the degree of credit risk in the portfolio. Various appraisals and estimates of current market value influence the calculation of the required allowance at any point in time. While management uses available information to provide for possible loan losses, future additions to the allowance may be necessary based on future changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Registrant's bank subsidiary's allowance for loan losses. Such agencies may require the Registrant to recognize additions to the allowance based on their judgement of information available to them at the time of their examinations which may not be available now. Based on current economic conditions, management considers the allowance at March 31, 1994 adequate to cover the possible risk of loss in the loan portfolio.

   Potential problems loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers cause management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $20.2 million at March 31, 1994.

     Other real estate owned, which includes other real estate and in-substance foreclosures, declined to $18.4 million at March 31, 1994, from $21.9 million at December 31, 1993 and $56.5 million at March 31, 1993.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Securities

   The Registrant's adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", as of January 1, 1994.

   Securities Held to Maturity are debt securities that the Registrant has the positive intent and ability to hold to maturity and are stated at amortized cost. At March 31, 1994 Securities Held to Maturity consisted of the following:

                                           Securities Held to Maturity
                                                 Gross         Gross
                                 Carrying      Unrealized   Unrealized       Fair
                                  Value          Gains         Losses        Value
U.S. Treasury                      26,837           244           -         27,081
U.S. Government Agencies
   Obligations                     50,324            26          1,577      48,773
State and Municipal
   Obligations                     57,831           461            377      57,915
Mortgage-backed
   Securities                     481,678           610         12,303     469,985
           TOTAL               $  616,670     $   1,341      $  14,257   $ 603,754


  Securities Available for Sale are debt and equity securities not classified as either securities held to maturity or trading securities and are stated at fair value. At March 31, 1994, Securities Available for Sale consisted of the following:

                                           Securities Available for Sale
                                                 Gross         Gross
                                 Amortized     Unrealized   Unrealized       Fair
                                   Cost          Gains         Losses        Value
U.S. Treasury                      29,892           -             92        29,800
Mortgage-backed
   Securities                     172,250            3          3,058      169,195
Equity Securities                  10,688           34             59       10,663
           TOTAL               $  212,830     $     37       $  3,209    $ 209,658


  Consistent with SFAS 115, the net unrealized loss of $3.2 million was reported as a separate component of stockholders' equity, on a net of tax basis. The net of tax effect reduced stockholders' equity by $1.8 million.

  The value of the Registrant's securities portfolio, particularly its mortgage-backed securities, is directly impacted by changes in market interest rates.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital

   The Federal Reserve Board has formal capital guidelines which bank holding companies are required to meet. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off balance sheet items. The guidelines currently require all bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8.00%, including a minimum ratio of Tier I capital to risk weighted assets of 4.00%.

  The Federal Deposit Insurance Corporation has adopted comparable guidelines for state banks which are not members of the Federal Reserve System.

  The following table sets forth the Registrant's regulatory capital as of March 31, 1994 under the rules applicable at such date. At such date the Registrant was in compliance with all applicable regulatory requirements.


(dollars in thousands)                       Amount              Ratio
    Tier I Capital                        $  149,961            13.81%
    Regulatory Requirement                    43,423             4.00
    Excess                                   106,538             9.81
    Total Risk Adjusted Capital           $  163,927            15.10%
    Regulatory Requirement                    86,846             8.00
    Excess                                    77,081             7.10

    Risk weighted assets                  $1,085,570


   The Registrant's leverage ratio for the quarter ended March 31, 1994 was 7.73%. Tier 1, total risk based and leverage capital ratios of North Fork Bank, the Registrant's bank subsidiary, were 14.77%, 16.06%, and 8.26%, respectively, at March 31, 1994.

  The Federal Deposit Insurance Corporation Act ("FDICIA") became effective December 19, 1991. FDICIA substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other banking statutes. Among other things, FDICIA requires the federal banking regulators to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five categories: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". Under the regulations, a "well capitalized" institution has a minimum total risk based capital to total risk weighted assets of at least 10%, a minimum Tier I capital to total risk weighted assets of 6%, a minimum leverage ratio of at least 5% and is not subject to any written order, agreement or directive.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

   Liquidity is defined as the Registrant's ability to generate sufficient cash flow to fund growth in interest earning assets, depositor withdrawals and the repayment of borrowings.

   The Registrant's sources of liquidity include dividends from its bank subsidiary, borrowings, and funds available through the capital markets. Dividends from the Registrant's bank subsidiary are limited by the regulations of the New York State Banking Department to current years earnings plus the prior two years retained net profits. According to the parameters of this regulation, the Registrant's bank subsidiary has $29.8 million of retained earnings available for dividends to the holding company as of March 31, 1994.

  The Registrant's bank subsidiary has numerous sources of liquidity including loan principal repayments, lines of credit with other financial institutions, the ability to borrow under repurchase agreements utilizing its unpledged securities portfolio, the securitization of loans within the portfolio, whole loan sales and growth in its core deposit base.

  On March 23, 1994, the Registrant's bank subsidiary further enhanced its borrowing capabilities by becoming a member of the Federal Home Loan Bank ("FHLB") system. In order to become a member, the bank purchased $9.5 million of FHLB stock, resulting in the ability to borrow an additional $190 million on a secured basis, utilizing mortgage related loans and securities for a term ranging from one day to ten years at both fixed and variable rates. As of March 31, 1994, the Registrant's bank subsidiary had not utilized such borrowing capabilities.

  Subsequent to March 31, 1994, the Registrant issued in a private placement a $25 million 7.56% senior note maturing April 20, 1999 (the "Note"). The proceeds were used to retire, prior to maturity, its $20 million 10.08% senior note, which was due March 31, 1995. The remainder of the proceeds, less expenses associated with the retirement of the 10.08% senior note, will be used for general corporate purposes. The Note contains certain covenants relating to, among other things, the maintenance of certain tangible net worth and total risk based capital levels, limitations on the payment of dividends and the repurchase of common stock and the maintenance of certain non-performing asset levels. The Registrant's liquidity position is monitored to ensure the maintenance of an optimum level and the most cost efficient use of available funds. Management believes that the Registrant has liquidity sufficient to meet its operating requirements.

                                            SIGNATURES



   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  May  6, 1994                   /s/Daniel M. Healy
                                      ----------------------------
                                        Daniel M. Healy
                                        Executive Vice President &
                                        Chief Financial Officer