Form 10-Q
period 1994-06-30
NORTH FORK BANCORPORATION INC
filed 1994-07-27
CIK 352510

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                                FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended:      June 30, 1994


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


                            (516) 298-5000
          (Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days:                        Yes (X)      No ( )

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASSES OF COMMON STOCK        NUMBER OF SHARES OUTSTANDING 7/26/94
         $2.50 Par Value                                 14,277,038

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

                         PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS
               Not Applicable.


ITEM 2.     CHANGES IN SECURITIES
               Not Applicable.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
               Not Applicable.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Registrant's Annual Meeting of Stockholders was held on April 26, 1994.
      (b) At the Annual Meeting the following Nominees were Elected to the Registrant's Board of Directors for a period of three years:
                                              FOR          WITHHELD

            Allan C. Dickerson              11,486,286      126,073
            Lloyd A. Gerard                 11,515,496       96,863
            John Adam Kanas                 11,498,247      114,112

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(continued)
             The following sets forth the names of those directors whose term of office continued after the Registrants annual meeting:

             James F. Reeve
             George H. Rowson
             Raymond W. Terry, Jr.
             John Bohlsen
             Malcom J. Delaney
             James H. Rich, Jr.

      (c) The following matter was also voted upon at the Registrants annual meeting:
          1) The Registrant's Stockholders approved with 10,228,919 affirmative votes cast, 1,235,412 negative votes cast and 148,028 votes abstaining, the Registrant's 1994 Key Employee Stock Plan (the "Plan"). The Plan is intended to replace the Registrant's existing compensatory stock plans. Virtually all of the shares authorized for issuance to management and other key employees under these existing plans have either been issued or are subject to outstanding but unexercised options. The Plan authorizes the issuance of nonqualified stock options, incentive stock options and restricted shares of common stock. The total number of shares authorized for issuance under the Plan is 700,000 (subject to adjustments) which can be divided up in any fashion among nonqualified stock options, incentive stock options and restricted stock, provided that no more than 200,000 of such shares may be issued as restricted stock. No individual may receive under the Plan in any one year options grants for more than 150,000 shares.

ITEM 5.     OTHER INFORMATION
             Not Applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits
             (11) Statement Re: Computation of per share earnings.

          (b) Current Reports on Form 8-K: dated April 29, 1994. Current Reports on Form 8-K: dated June 27, 1994. Current Reports on Form 8-K: dated July 22, 1994.


CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

                                     June 30,        December 31,        June 30,
                                        1994             1993               1993

 ASSETS                              (unaudited)
(unaudited)
Cash & Due from Banks                 $  71,241         $ 75,070       $  75,355
Interest Earning Deposits                   512              290             289
 Federal Funds Sold and Securities
  Purchased under Agreements
  to Resell                              40,000              -            27,150
 Securities Held to Maturity            649,280          548,497         501,126
 Securities Available for Sale(Market
  Value of $201,489 at December 31,
  1993 and $185,779 at June 30, 1993)    206,310          200,219        172,679
Loans:                                 1,022,225        1,029,763      1,007,677
  Less:Unearned Income & Fees             11,139           12,679         14,396
       Allowance for Loan Losses          44,353           46,625         55,538
     Net Loans                           966,733          970,459        937,743
Premises & Equipment, Net                 32,299           33,277         34,304
Accrued Income Receivable                 13,500           11,924         11,593
Other Real Estate                         14,039           21,899         48,709
Other Assets                              17,485           12,955         16,579
Excess of Cost over Fair Value
 of Net Assets Acquired                    8,939            9,291          9,642
     Total Assets                    $ 2,020,338     $  1,883,881    $ 1,835,169
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand Deposits                      $   270,494     $    257,447    $   238,338
Savings, N.O.W. & Money Market
  Deposits                               868,078          866,808        878,272
Certificates of Deposits in Amounts
  of $100,000 & Over                      35,925           32,297         28,914
Other Time Deposits                      269,024          285,718        311,635
     Total Deposits                    1,443,521        1,442,270      1,457,159
Federal Funds Purchased & Securities
  Sold Under Agreements to Repurchase    324,285          255,643        173,440
Federal Home Loan Bank Advances           30,000              -              -
Senior Note Payable                       25,000           20,000         20,000
Mortgage Notes Payable                       -                 -             167
Accrued Taxes, Interest & Other
  Expenses                                10,877            9,439          7,016
Other Liabilities                          3,435            2,057          5,302
Dividends Payable                          1,069              -              -
Purchased Security Liabilities            19,800              -           26,278
Total Liabilities                   $  1,857,987     $   1,729,409   $ 1,689,362
STOCKHOLDERS' EQUITY
Preferred Stock, par value $1.00;
  authorized 10,000,000
  shares,unissued                           -               -               -
Common stock, par value $2.50;
  authorized 50,000,000 shares;
  issued & outstanding 14,248,799,
  14,109,554, and 14,036,336 shares
  at the periods ending, respectively     35,622            35,274        35,091
Additional Paid-in Capital                95,259            94,487        94,077
Retained Earnings                         34,594            25,140        17,154
Less:
Unrealized (Loss) on Securities
  Available for Sale, Net of Taxes        (2,715)              -              -

Restricted Stock Awards                     (402)             (428)         (465)
Treasury Stock, at cost: 487, 73,
 and 4,986 shares at the periods
 ending, respectively                         (7)               (1)          (50)
Total Stockholders' Equity               162,351           154,472       145,807
Total Liabilities and
 Stockholders' Equity               $  2,020,338     $   1,883,881   $ 1,835,169

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)
                                    Three Months Ended         Six Months Ended
                                  June 30,     June 30,     June 30,     June 30,
                                   1994           1993        1994         1993
                              (unaudited)  (unaudited)   (unaudited) (unaudited)
INTEREST INCOME
Loans (including fee income)    $  21,144   $   20,992     $  41,451    $ 42,733
Mortgage-Backed Securities          9,211        7,541        17,719      13,870
U.S. Treasury & Government
 Agency Securities                  1,485          452         2,253         897
State & Municipal Obligations         516          217           931         460
Other Securities                      211           28           238          59
Federal Funds Sold and Securities
 Purchased under Agreements to Resell 135          244           262         520
Interest Earning Deposits               2            8             4          10
Total Interest Income              32,704       29,482        62,858       58,549

INTEREST EXPENSE
Savings, NOW & Money
 Market Deposits                    4,414        5,202         8,830       10,654
Certificates of Deposit, $100,000
  and Over                            344          297           716          545
Other Time Deposits                 2,294        2,895         4,673        6,144
Federal Funds Purchased &
 Securities Sold Under Agreements
 to Repurchase                      3,126        1,256         5,519        1,744
Federal Home Loan Bank Advances       213            -           213          -
Other Borrowings                      487          584         1,015        1,503
   Total Interest Expense          10,878       10,234        20,966       20,590
   Net Interest Income             21,826       19,248        41,892       37,959
Provision for Loan Losses             750        2,000         1,750        4,500
   Net Interest Income after
   Provision for Loan Losses       21,076       17,248        40,142       33,459

NON-INTEREST INCOME
Service Charges on Deposit
   Accounts                         2,364        1,857         4,592        3,644
Trust Income                          416          388           850          810
Mortgage Banking Operations           469        1,137         1,068        2,042
Other Operating Income                726          843         1,816        2,101
Net Securities (Loss)/Gains            23           42           (54)       1,391
     Total Non-Interest Income      3,998        4,267         8,272        9,988

NON-INTEREST EXPENSE
Salaries & Benefits                 6,242        5,833        12,471       11,817
Net Occupancy                       1,204        1,278         2,469        2,539
Equipment                             982        1,250         1,962        2,525
Other Real Estate                   1,717        3,361         3,739        6,401
FDIC Assessment                       904          960         1,807        1,921
Prepayment Charge Senior Note
  Retirement                          876          -           876          -
Amortization of Excess of Cost Over
  Fair Value of Net Assets Acquired   176          176           352          352
Other Operating Expenses            3,399        3,527         6,667        6,946
    Total Non-Interest Expenses    15,500       16,385        30,343       32,501
Income Before Provision for Income
    Taxes                           9,574        5,131        18,071       10,946

Provision for Income Taxes          3,500        1,608         6,484        3,835
  Net Income                    $   6,074    $   3,523     $  11,587    $   7,111

Earnings and Dividends Per Share:
  Net Income                    $    0.41    $    0.24     $    0.78    $    0.51
  Cash Dividends                $   0.075            -     $   0.150          -
Weighted Average Common and Equivalent
  Shares Outstanding           14,960,262    14,686,678   14,904,035   14,016,007

CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR SIX MONTHS ENDED JUNE 30,
(dollars in thousands)
                                                          1994              1993

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                              $  11,587       $  7,111

Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Provision for Loan Losses                                 1,750          4,500
  Depreciation and Amortization of Premises & Equipment     2,298          3,100
  Provision for Losses on Real Estate Acquired in
    Settlement of Loans                                     2,386          3,808
  Amortization of Excess of Cost Over Fair Value of Net
    Assets Acquired                                           352            352
  Accretion of Discounts and Net Deferred Loan Fees          (656)          (350)
  Amortization of Premiums                                  4,815          3,570
  Net (Gains)\Losses on Securities Transactions                54         (1,391)
  Other, Net                                               (1,548)            98
      Net Cash Provided by Operating Activities            21,038         20,798

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Securities Held to Maturity            -          1,628
  Proceeds from Sales of Securities Available For Sale     64,739         56,541
  Maturities, Calls and Principal Repayments on
     Securities Held to Maturity                          103,372         66,427
  Purchases of Securities Held to Maturity               (234,886)      (226,598)
  Maturities and Principal Repayments on
     Securities Available for Sale                         35,315         13,895
  Purchases of Securities Available for Sale              (65,041)      (119,588)
  Loans Originated and Principal Repayments on Loans
   and Other Real Estate Owned, Net                       (17,086)         6,049
  Proceeds from Sales of Loans                             20,369         40,339
  Proceeds from Sales of Real Estate Acquired in
   Settlements of Loans                                     4,640          7,213
  Purchases of Premises and Equipment, Net                   (959)        (1,181)
    Net Cash Used in Investing Activities                 (89,537)      (155,275)

CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR SIX MONTHS ENDED JUNE 30,
                                                        1994               1993

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase\(Decrease) in Deposits                    $  1,252      $ (42,775)
  Net Increase in Short-Term Borrowings                    68,641        145,240
  Net Increase in Federal Home Loan Bank Advances          30,000           -
  Proceeds from the Issuance of Senior Note Payable        25,000           -
  Repayments of Senior Note Payable                       (20,000)       (20,007)
  Common Stock Sold for Cash                                1,077         18,659
  Purchase of Treasury Shares                                 (15)          -
  Dividends Paid on Common Stock                           (1,065)          -

   Net Cash Provided by Financing Activities              104,890        101,117

   Net Increase\(Decrease) in Cash and Cash Equivalents    36,393        (33,360)

 Cash and Cash Equivalents at Beginning of Year            75,360        136,154

 Cash and Cash Equivalents at End of Period               111,753         102,794


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:

    Interest Expense                                   $    20,219       $ 20,939
    Income Taxes                                       $     5,785      $2,561


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

  Real Estate Acquired in Settlement of Loans and
     In-Substance Foreclosures                         $       169       $12,985

  Securities Transferred to Securities
    Available for Sale                                $     47,005        $   -


  During the period the Registrant purchased
   various investment securities which settled
   in July                                             $    19,800        $26,279

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
(dollars in thousands)
                                        Unrealized Depreciation
                                             on Certain
                                              Marketable
                  Common           Retained  Equity      Restricted  Treasury
                  Stock  Surplus  Earnings  Securities  Stock Awards  Stock Total

Bal. 12/31/92    $ 29,614    80,895    10,043      (25)     (675)    (29) 119,823
Net Income             -        -       7,111       -         -       -  7,111
Sale of Common Stock
 (1,568,813 shares) 3,922   10,857       -          -         -       -  14,779
Exercise of Warrants
 (621,975 shares)   1,555    2,335        -         -         -       -   3,890
 Amortization of Deferred
  Compensation re: Restricted
   Stock Awards       -          -        -         -        167      -    167
 Removal of Restrictions
  Accelerated  re:
  Restricted Stock Awards
  (4,500 shares)     -          -        -         -          22      -    22
 Forfeiture of Restricted
  Stock Awards
  (1,034 shares)    -          (10)     -         -           21     (11)   0
 Purchase of Treasury
  Stock (839 shares) -          -        -         -            -    (10)  (10)
 Net Change in Unrealized
  Depreciation on Certain
  Marketable Equity
  Securities        -          -        -         25           -      -       25
Bal. 6/30/93    $ 35,091     94,077   17,154       0        (465)   (50)  145,807

                                        Unrealized Depreciation
                                             on Certain
                                              Marketable
                  Common           Retained  Equity      Restricted  Treasury
                  Stock  Surplus  Earnings  Securities  Stock Awards  Stock Total

Bal. 12/31/93   $ 35,274    94,487    25,140        -       (428)    (1)  154,472
Net Income         -         -       11,587        -         -        -   11,587
Cash Dividends Declared
 ($0.15 per share)   -       -       (2,133)       -         -        -  (2,133)
Sale of Common Stock
 (65,245 shares)     163      577        -         -        -        -       740
Exercise of Warrants
 (69,000 shares)     172      152        -         -        -         -      324
Amortization of Deferred
 Compensation re: Restricted
   Stock Awards       -         -          -         -       115       -      115
Removal of Restrictions
 Accelerated re:
 Restricted Stock Awards
  (1,000 shares)      -         -          -         -         4        -    4
Restricted Stock Awards
 (10,000 shares)      13        55        -         -       (122)      67   13
Forfeiture of Restricted
 Stock Awards
  (4,334 shares)      -         (12)       -         -        29      (58)   (41)
Purchase of Treasury Stock
  (1,080 shares)      -          -         -         -        -       (15)   (15)
Net Change in Fair Value
 of Securities Available for
 Sale, Net of Taxes    -         -          -     (2,715)     -       -    (2,715)
 Bal. 6/30/94     $ 35,622     95,259    34,594   (2,715)     (402)  (7)  162,351

                  North Fork Bancorporation, Inc.
                          and Subsidiaries

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)
                     June 30, 1994 and 1993

General
  In the opinion of management, all significant intercompany accounts and transactions have been eliminated in consolidation.
In addition, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations of the Registrant for the interim periods have been made. All such adjustments are of a normal and recurring nature. These statements should be read in conjunction with the Registrant's summary of significant accounting policies contained in its 1993 Annual Report on Form 10-K which are incorporated herein by reference.

Results of operations for the quarter and six months ended June 30, 1994 are not necessarily indicative of the results of operations which may be expected for the full year 1994 or any other interim periods.

RECENT ACCOUNTING DEVELOPMENTS:

Accounting for Certain Investments in Debt and Equity Securities:
Statement of Financial Accounting Standards No. 115, ("SFAS 115")

  The Registrant adopted SFAS 115 "Accounting for Certain
Investments in Debt and Equity Securities," effective January 1,
1994. Debt and Equity Securities are classified into one of three categories and are accounted for as follows:

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

  * Debt and equity securities not classified as either securities held to maturity or trading securities are classified as securities available for sale and reported at fair value. Unrealized gains and losses are excluded from earnings, and reported as a separate component of stockholders' equity, net of taxes. For the periods ended December 31, 1993, and June 30, 1993, the Registrant carried these securities at the lower of cost or market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

RECENT ACCOUNTING DEVELOPMENTS: (continued)

Employers Accounting for Post-Employment Benefits.
Statement of Financial Accounting Standards No. 112 ("SFAS 112")

   The Registrant adopted SFAS 112, "Employers Accounting for Post-Employment Benefits," effective January 1, 1994. The adoption did not have a material adverse effect on its financial condition or its results of operations.

   This statement introduces changes to accounting for the estimated cost of post-employment benefits provided to former or inactive employees (as well as their dependents) after employment but before retirement.

Accounting by Creditors for Impairment of a Loan:
Statement of Financial Accounting Standards No. 114, ("SFAS 114")

   SFAS 114 addresses the accounting by creditors for impairment of certain loans. SFAS 114 is applicable to all creditors and to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, and debt securities (as defined in SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities"). It applies to all loans that are restructured in a troubled debt restructuring involving a modification of terms.

   SFAS 114 requires that impaired loans that are within its scope be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price of the fair value of the collateral if the loan is collateral dependent.

   SFAS 114 applies to financial statements for fiscal years beginning after December 15, 1994. The Registrant is currently assessing the financial implications of the implementation of SFAS
114 and believes that it will not have a material adverse affect on its financial condition or its results of operations.
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Summary
  North Fork Bancorporation, Inc. (the "Registrant") recognized net income of $6.1 million, or $.41 per share, for the quarter ended June 30, 1994, as compared with net income, of $3.5 million, or $.24 per share, for the comparable prior year period. Per share results are based on weighted average common and equivalent shares outstanding of 14,960,262 and 14,686,678 for the quarters ended June 30, 1994 and 1993, respectively.

  The increase in the Registrant's 1994 second quarter earnings, when compared with the prior year period, is primarily attributable to a $2.6 million increase in net interest income, a $1.3 million decrease in the provision for loan losses, and a $.9 million decrease in non-interest expense, partially offset by a $.3 million decrease in non-interest income. Included in the Registrant's second quarter 1994 results, was a nonrecurring charge of $.9 million, or $.03 per share (after taxes), associated with the early retirement of the Registrant's $20 million, 10.08% Senior Note due March 1995.

Net Interest Income
  Net interest income, which represents the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities, is the Registrant's primary source of earnings.
Net interest income is affected by the level and composition of interest earning assets and interest bearing liabilities, as well as changes in market interest rates.

  Net interest income, on a fully taxable equivalent basis, increased $2.7 million, or 13.8%, to $22.3 million for the 1994 second quarter, as compared to $19.6 million for the comparable prior year period. The components of this increase include a $3.3 million increase in interest income, on a fully taxable equivalent basis, partially offset by a $.6 million increase in interest expense.

  Average interest earning assets increased $217.4 million, or 13.2%, to $1.87 billion for the second quarter of 1994, as compared to $1.65 billion for the comparable prior year period. Average interest bearing liabilities increased $138.2 million, or 9.9%, to $1.54 billion for the second quarter of 1994, as compared to $1.4 billion for the comparable prior year period. Average Demand Deposit balances increased $42.9 million, or 19%, to $268.4 million for the second quarter of 1994, as compared to $225.5 million for the comparable prior year period.

  The increase in average interest earning assets and interest bearing liabilities is attributable to the Registrant instituting a balance sheet leverage strategy during the latter half of 1993 to effectively utilize capital, benefit from the existing steepness in the yield curve, and enhance operating results. Utilizing funds obtained through short-term repurchase agreements, the Registrant invests primarily in agency
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Interest Income (continued)
guaranteed mortgage-backed securities. The repurchase agreement borrowings are usually for a period of ninety days, whereas the funds are invested primarily in seven and fifteen year mortgage-backed securities with original weighted average lives of approximately three to four years. To mitigate interest rate risk assumed in this strategy due to the differences in the maturities of these assets and liabilities and maintain the level of interest rate risk within management's established guidelines, the Registrant entered into certain off-balance sheet agreements. The estimated market value of these off-balance sheet items exceeded the carrying value by approximately $0.6 million at June 30, 1994. The interest rate swap, cap and floor agreements outstanding as of June 30, 1994 mature in September and December of 1995, respectively.

  Interest income, on a fully taxable equivalent basis, increased $3.3 million to $33.1 million for the 1994 second quarter, from $29.8 million for the comparable prior year period, while the yield on earning assets, on a tax equivalent basis, declined to 7.12% for the 1994 second quarter from 7.25% in the comparable prior year period. The increase in interest income, on a fully taxable equivalent basis, is attributable to (i) the Registrant's balance sheet leverage strategy, which has resulted in a higher level of interest earning assets, primarily agency guaranteed mortgage-backed securities, (ii) increases in the prime rate of interest during the first six months of 1994, and (iii) the resultant impact of higher market interest rates on the Registrant's securities portfolio. The balance sheet leverage strategy while increasing net interest income has negatively impacted the yield on interest earning assets as proceeds are invested primarily in lower yielding mortgage backed and taxable securities. Interest earned on the Registrant's mortgage-backed securities portfolio increased $1.7 million to $9.2 million for the second quarter of 1994 as compared to $7.5 million for the comparable prior year period. Of this increase, $1.3 million is due to an increase in average mortgage-backed securities of $92 million, or 16.2%, to $659.3 million in the second quarter of 1994 as compared to $567.3 million in the comparable prior year period, while $.4 million of the increase is due to an increase in the yield on mortgage-backed securities to 5.60% during the second quarter of 1994 as compared to 5.33% during the comparable prior year period. The yield increase is the result of higher market interest rates and a corresponding slowdown of prepayments on premium securities contained in the portfolio.


ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Interest Income (continued)
  Interest earned on the Registrant's taxable securities increased $1.2 million to $1.7 million in the second quarter of 1994 when compared to $.5 million in the comparable prior year period. Average taxable securities increased $86.6 million or 243.3% to $122.2 million for the second quarter of 1994 as compared to $35.6 million for the comparable prior year period. The growth in average taxable securities consists primarily of short-term U.S. Treasury and certain U.S. Government Agency Obligations. This growth increased interest income by $1.2 million, on a fully taxable equivalent basis. Interest earned on the Registrant's loan portfolio, on a fully taxable equivalent basis, of $21.3 million during the second quarter of 1994, remained virtually unchanged as compared to $21.2 million during the comparable period of the prior year.

  Interest expense increased $0.7 million to $10.9 million for the 1994 second quarter, an effective cost of funds of 2.84%, as compared with $10.2 million, or an effective cost of funds of 2.93%, for the comparable prior year period.

   Interest incurred on short-term borrowings increased $2.1 million to $3.3 million in the second quarter of 1994 as compared to $1.2 million during the comparable prior year period. The average balance of short-term borrowings increased $172.7 million to $323.5 million for the second quarter of 1994, as compared to $150.8 million during the comparable prior year period. Of the $2.1 million increase in interest incurred on short-term borrowings, $1.7 million is attributable to the growth in average short-term borrowings, and $.4 million is due to the effects of higher market interest rates.

  The increase in interest expense is attributable to the impact the Registrant's balance leverage strategy has had on the level of short-term borrowings, partially offset by a change in the composition of the Registrant's core deposits. Core deposits are defined as Demand Deposits, Savings, N.O.W. and Money Market Deposits, and other time deposits exclusive of Certificates of Deposits greater than $100,000.

  Interest incurred on other time deposits declined $.6 million to $2.6 million in the second quarter of 1994 as compared to $3.2 million during the comparable prior year period. The average balance of time deposits has declined $37.3 million, or 10.5%, from the comparable prior year period levels. The average balance of savings, N.O.W., and money market accounts during the second quarter of 1994 aggregated
$873.7 million and remained virtually unchanged as compared to $874.8 million for the comparable prior year period. Conversely, average demand deposits increased $42.8 million for the second quarter of 1994, as compared to the comparable period of the prior year, further evidence of the success of the Registrant's conversion of its former savings bank subsidiary to a full service commercial bank and the
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income (continued)
Registrant's continued efforts to expand its small and medium sized commercial client base. Demand deposits comprised 18.7% of total deposits at June 30, 1994, as compared to 16.4% for the comparable period of the prior year. The increase in interest expense was partially offset by a $0.9 million decline in the Registrant's overall cost of funds. This decline is attributable to a $1.0 decrease in the Registrant's core deposit funding cost and a reduction in its other borrowing cost resulting from the refinancing of its Senior Note Payable, partially offset by the impact the rise in market interest rates have had on its short-term borrowings.

  During the quarter the Registrant retired, prior to maturity, its $20 million, 10.08% Senior Note due March 1995 through the proceeds received from the issuance of a $25 million, 7.56% Senior Note due April 1999, positively impacting the Registrant's cost of funds.

  The following tables set forth a summary analysis of the relative impact on net interest income of changes in the volume of interest earning assets and interest bearing liabilities and changes in rates earned by the Registrant on such assets and liabilities. Because of numerous simultaneous volume and rate changes during the period analyzed, it is not possible to precisely allocate changes between volumes and rates. For presentation purposes, changes which are not solely due to volume changes or rate changes have been allocated to these categories based on the respective percentage changes in average volume and average rates as they compare to each other. In addition, average interest earning assets include non-performing loans.

FOR THE THREE MONTHS ENDED                  JUNE 30, 1994 OVER JUNE 30, 1993
(dollars in thousands)                        Changes Due To            Net
                                          Volume             Rate     Change
INTEREST EARNING ASSETS:
Interest Earning Deposits               $     1               (7)        (6)
Taxable Securities                        1,231             ( 23)     1,208
Non-Taxable State and Municipal
   Obligations*                             634             (152)       482
Mortgage-Backed Securities                1,270              400      1,670
Taxable Loans including Non-accrual Loans   445             (145)       300
Non-Taxable Loans*                         (164)            ( 65)      (229)
Federal Funds Sold                         (177)              69       (108)
Total Interest Earning Assets             3,240               77      3,317

INTEREST BEARING LIABILITIES
Savings, NOW, & Money Market Deposits        (6)             (781)     (787)
Other Time Deposits                         (322)            (233)     (555)
Short-Term Borrowings                      1,723              359     2,082
Other Borrowings                              97             (194)      (97)
Total Interest Bearing Liabilities         1,493             (849)      644

Net Change in Net Interest Income*         1,747              926     2,673

* Taxable equivalent basis.

FOR THE SIX MONTHS ENDED                   JUNE 30, 1994 OVER JUNE 30, 1993
(dollars in thousands)
                                            Changes Due To               Net
                                          Volume             Rate       Change
INTEREST EARNING ASSETS:
Interest Earning Deposits                $     2              ( 8)        (6)
Taxable Securities                         1,544              (25)     1,518
Non-Taxable State and Municipal
   Obligations*                            1,092             (326)       766
Mortgage-Backed Securities                 4,530             (682)     3,848
Taxable Loans including Non-accrual Loans    310           (1,361)    (1,051)
Non-Taxable Loans*                          (291)             (58)      (349)
Federal Funds Sold                          (337)              79       (258)
Total Interest Earning Assets              6,850           (2,381)     4,469

INTEREST BEARING LIABILITIES
Savings, NOW, & Money Market Deposits       (220)          (1,603)    (1,823)
Other Time Deposits                         (620)            (681)    (1,301)
Short-Term Borrowings                      3,828              159      3,987
Other Borrowings                            (209)            (278)      (487)
Total Interest Bearing Liabilities         2,779           (2,403)       376

Net Change in Net Interest Income*         4,071             ( 22)     4,093

* Taxable equivalent basis.

  The Registrant's net interest margin on a tax equivalent basis, which measures the rate of net interest income earned for each dollar of average interest earning asset, increased to 4.78% in the 1994 second quarter, as compared with 4.76% for the comparable prior year period.

  The Registrant's net interest margin on a tax equivalent basis decreased to 4.68%, for the six months ended June 30, 1994, as compared with 4.88% for the comparable prior year period.
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table presents and analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the three month and six month periods ended June 30, 1994 and 1993, respectively:

ANALYSIS OF NET INTEREST INCOME
(unaudited)                                     THREE MONTHS ENDED
                                    JUNE 30, 1994              JUNE 30, 1993
                               Average      Average        Average       Average
                                Balance       Rate          Balance        Rate

(dollars in thousands)
Interest Earning Assets
Interest Earning Deposits      $    1,561        0.60%       $ 1,191        2.64%
Taxable Securities                122,247        5.70%        35,612        5.94%
Non-Taxable Municipals             55,045        5.83%        13,988        9.13%
Mortgage-Backed Securities        659,270        5.60%       567,325        5.33%
Taxable Loans                   1,007,802        8.33%       986,450        8.39%
Non-Taxable Loans                   9,273       13.89%        13,807       15.97%
Federal Funds Sold and
 Securities Purchased Under
 Agreements to Resell             13,240        4.09%         32,593        3.00%
Total Int. Earning Assets     $1,868,438        7.12%    $ 1,650,966        7.25%
Interest and Non-Interest
 Bearing Liabilities Savings,
 N.O.W  and Money Market
  Deposits                    $  873,714        2.03%    $   874,784        2.38%
Time Deposits                    316,659        3.34%        353,950        3.62%
Total Savings &
 Time Deposits                $1,190,373        2.38%    $ 1,228,734        2.74%
Federal Funds Purchased
 and Securities Sold Under
 Agreements to Repurchase        323,520        4.14%       150,784         3.34%
  Other Borrowed Funds            23,956        8.16%        20,169        11.62%
Total Int. Bearing
 Liabilities                  $1,537,849        2.84%   $ 1,399,687         2.93%
Other Liabilities &
 Stockholders' Equity
(Net of Non-Interest
       Earning Assets)           330,589                    251,279

Total Liabilities &
 Stockholders' Equity (Net
 of Non-Interest
      Earning Assets)         $1,868,438                 $ 1,650,966

Rate Spread                                     4.28%                       4.32%


Net Yield on
 Interest-Earning Assets
  (Tax Equivalent Basis)                        4.78%                       4.76%

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS (continued)

ANALYSIS OF NET INTEREST INCOME
(unaudited)
                                              SIX MONTHS ENDED
                                     JUNE 30, 1994              JUNE 30, 1993
                                   Average      Average       Average   Average
                                     Balance       Rate         Balance     Rate

(dollars in thousands)
Interest Earning Assets
Interest Earning Deposits            $  1,012        0.78%    $     770     2.56%
Taxable Securities                     91,114        5.69%       36,443     5.83%
Non-Taxable Municipals                 50,594        5.74%       14,994     9.07%
Mortgage-Backed Securities            667,532        5.35%      497,874     5.62%
Taxable Loans                       1,006,775        8.22%      999,361     8.49%
Non-Taxable Loans                       9,880       14.07%       14,014    14.94%
Federal Funds Sold and
 Securities Purchased Under
 Agreements to Resell                  14,771        3.58%       34,444     3.04%
Total Int. Earning Assets         $ 1,841,678        6.98%   $1,597,899     7.48%
Interest and Non-Interest
 Bearing Liabilities Savings,
 N.O.W  and Money Market Deposits  $   874,157       2.04%   $  892,924     2.41%
Time Deposits                          324,817       3.35%      359,972     3.75%
Total Savings &
  Time Deposits                    $ 1,198,974       2.39%    1,252,896     2.79%
Federal Funds Purchased
 and Securities Sold Under
 Agreements to Repurchase              299,960       3.85%       98,986     3.55%
  Other Borrowed Funds                  21,989       9.31%       25,944    11.68%
Total Int. Bearing Liabilities     $ 1,520,923       2.78%    1,377,826     3.01%
Other Liabilities and Stockholders'
 Equity (Net of Non-Interest
       Earning Assets)                 320,755                   220,073

Total Liabilities and Stockholders'
 Equity (Net of Non-Interest
       Earning Assets)            $  1,841,678              $  1,597,899
Rate Spread                                          4.20%                  4.47%

Net Yield on Interest-Earning Assets
   (Tax Equivalent Basis)                            4.68%                  4.88%

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Non Interest Income

  Non interest income declined $.3 million, or 6.3%, to $4.0 million during the 1994 second quarter as compared to $4.3 million during the comparable prior year period. The decline is primarily attributable to a $.7 million decrease in income from mortgage banking operations, due to higher mortgage interest rates and a corresponding decrease in the level of refinancing activity, and a $.1 million decrease in other operating income. These declines were partially offset by a $.5 million increase in service charges on deposit accounts resulting from the growth in the Registrant's demand deposit base, increases in per item charges and the introduction of new products and services.

Non Interest Expense

  Non interest expense declined $.9 million, or 5.5%, to $15.5 million during the 1994 second quarter when compared to $16.4 million during the comparable prior year period. The decline is attributable to a $1.7 million decrease in other real estate related expenses, a $.3 million decrease in occupancy and equipment expense, and a $.2 million decrease in recurring other operating expenses. These improvements were partially offset by a $0.9 million nonrecurring charge associated with the early retirement of the Registrant's $20.0 million, 10.08%, Senior Note and an increase of $0.4 million increase in salaries and benefits.

  The Registrant's core efficiency ratio, which represents the ratio of non-interest expense, net of other real estate related costs and other non-recurring charges, to net interest income on a tax equivalent basis and non-interest income net of security gains improved to 49.2% for the 1994 second quarter as compared to 54.7% for the 1993 second quarter. This improvement in the Registrant's core efficiency ratio reflects management's continued emphasis on efficient deployment of its resources.

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

  The Registrant's effective tax rate was 36.56% for the second quarter of 1994, as compared to 31.34% for the comparable prior year period. The increase in the effective tax rate for the second quarter of 1994, when compared to the comparable prior year period, is primarily attributable to the Registrant's recognizing a decrease in its New York State deferred tax valuation allowance during the second quarter of 1993, resulting from tax charge-offs in excess of book.
The Registrant's effective tax rate for the six months ended June 30, 1994, was 35.88% as compared 35.04% for the comparable prior year period.
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset Quality

  The Registrant's loan portfolio, concentrated primarily in loans secured by real estate in Suffolk and Nassau Counties in New York and to a lesser extent in Westchester and Rockland Counties in New York, has been and will continue to be affected by market trends in real estate values.

  The following table delineates the composition of the Registrant's loan portfolio for the period indicated:
(in thousands)

                            June 30,      December 31,     June 30,
                              1994           1993            1993

Commercial, Financial &
          Agricultural     $  240,256    $   257,151    $   260,356
Commercial Mortgages          295,253        292,157        285,852
Residential Mortgages         362,043        363,644        337,582
Construction                   19,817         19,828         23,789
Land                           40,608         37,160         41,497
Consumer                       64,248         59,823         58,601
    TOTAL                $  1,022,225    $ 1,029,763    $ 1,007,677

          The Registrant's non-performing assets, which include loans past due ninety days and still accruing interest, non-accrual loans, and other real estate owned and loans classified as insubstance foreclosures, decreased to $46.6 million at June 30, 1994, as compared with $57.2 million at December 31, 1993 and $97.1 million at June 30, 1993. Non-performing assets now comprise 2.31% of total assets, as compared with 3.04% at December 31, 1993 and 5.29% at June 30, 1993. The components of non-performing assets are delineated in the table below (in thousands):

                          June 30,      December 31,      June 30,
                             1994            1993           1993

Loans 90 days past due &
   still accruing         $   1,933       $   1,811       $   2,114
Non-accrual Loans            30,671          33,484          46,298
Non-performing Loans         32,604          35,295          48,412
Other Real Estate Owned       5,661           7,426          12,741
In-Substance Foreclosure      8,378          14,473          35,968
  Non-performing assets      46,643          57,194          97,121

Restructured,
 accruing loans            $ 10,727       $  15,237        $ 16,090

 ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Asset Quality (continued)

  Loans are classified as restructured when the Registrant has granted, for economic or legal reasons related to the borrowers financial difficulties, a concession to the customer that the Registrant would not otherwise consider. Restructured, accruing loans are defined as loans whose repayment terms and/or interest rate have been modified by agreement with the respective borrowers. Generally this occurs when the cash flow of the borrower is insufficient to service the loan under its original terms.

   As a result of the continued and consistent decline in the Registrant's non-performing loans, the provision for loan losses declined to $.75 million for the 1994 second quarter, from $2.0 million in the comparable prior year period. Net charge offs aggregated $2.0 million, or 0.8% of average net loans on an annualized basis, for the 1994 second quarter, as compared with $3.4 million, or 1.60% of average net loans on an annualized basis, for the 1993 second quarter. The allowance for loan losses at June 30, 1994 was $44.4 million, or 136.04% of non-performing loans, and 4.39% of loans, net of unearned income. The allowance for loan losses at December 31, 1993 was $46.6 million, or 132.1% of non-performing loans, and 4.58% of loans, net of unearned income. The allowance for loan losses at June 30, 1993 was $55.5 million, or 114.72% of non-performing loans and 5.59% of loans, net of unearned income.

   Management determines what it deems to be the appropriate level of the Registrant's allowance for loan losses on an ongoing basis by reviewing individual loans within, as well as the composition, of the loan portfolio. In reviewing the composition of the loan portfolio, management considers, among other things, concentrations therein, delinquency trends, as well as recent charge-off experience and third party evidentiary matter (such as appraisals) to assist in assessing the degree of credit risk in the portfolio. Various appraisals and estimates of current market value influence the calculation of the required allowance at any point in time. While management uses available information to provide for possible loan losses, future additions to the allowance may be necessary based on future changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Registrant's bank subsidiary's allowance for loan losses. Such agencies may require the Registrant to recognize additions to the allowance based on their judgement of information available to them at the time of their examinations which may not be available now. Based on current economic conditions, management considers the allowance at June 30, 1994 adequate to cover the possible risk of loss in the loan portfolio.
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset Quality (continued)

  Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers cause management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $24 million at June 30, 1994.

  Other real estate owned, which includes other real estate and in-substance foreclosures, declined to $14.0 million at June 30, 1994 from $21.9 million at December 31, 1993, and $48.7 million at June 30, 1993.


ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Securities

  The Registrant adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", as of January 1, 1994.

  Securities Held to Maturity are debt securities that the Registrant has the positive intend and ability to hold to maturity and are stated at amortized cost. At June 30, 1994, Securities Held to Maturity consisted of the following:

                                          Securities Held to Maturity
                                              Gross          Gross
                                 Carrying    Unrealized   Unrealized     Fair
                                   Value      Gains         Losses       Value

U.S. Treasury                     26,684           2           8        26,678
U.S. Government Agency
      Obligations                 55,151           0       3,085        52,066
State and Municipal
      Obligations                 50,698         361         664        50,395
Mortgage-backed Securities       516,747         107      19,284       497,570
         TOTAL                 $ 649,280     $   470   $  23,041     $ 626,709

Securities Available for Sale are debt and equity securities not classified as either securities held to maturity or trading securities and are stated at fair value. At June 30, 1994, Securities Available for Sale consisted of the following:

                                          Securities Available for Sale
                                                 Gross          Gross
                                Amortized    Unrealized     Unrealized    Fair
                                  Value        Gains          Losses      Value

U.S. Treasury                     39,889         -            495       39,394
Mortgage-backed Securities       156,244         -          4,553      151,691
Equity Securities                 14,916        394            85       15,225
         TOTAL                 $ 211,049   $    394       $ 5,133    $ 206,310

  Consistent with SFAS 115, the net unrealized loss of $4.7 million was reported as a $2.7 million separate component of stockholders' equity, on a net of tax basis at June 30, 1994.

  The value of the Registrant's Fixed Income securities portfolio is directly impacted by changes in market interest rates.


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

  The following table sets forth the Registrant's regulatory capital as of June 30, 1994, under the rules applicable at such date. At such date, the Registrant was in compliance with all applicable regulatory requirements.

(dollars in thousands)                      Amount        Ratio

    Tier I Capital                         156,050        14.21%
    Regulatory Requirement                  43,928         4.00%
    Excess                                 112,122        10.21%

    Total Risk Adjusted Capital         $  170,156        15.49%
    Regulatory Requirement                  87,856         8.00%
    Excess                                  82,300         7.49%

    Risk weighted assets                $1,098,203

  The Registrant's leverage ratio for the quarter ended June 30, 1994 was 7.89%. The Tier I, total risk based and leverage capital ratios of North Fork Bank, the Registrant's primary banking subsidiary, were 15.35%, 16.64%, and 8.48%, respectively, at June
30, 1994.

  The Federal Deposit Insurance Corporation Act ("FDICIA") became effective December 19, 1991. FDICIA substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other banking statutes. Among other things, FDICIA requires the federal banking regulators to take prompt corrective action on depository institutions that do not meet minimum capital requirements. FDICIA
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital (continued)

establishes five categories: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". Under the regulations, a "well capitalized" institution has a minimum total risk based capital to total risk weighted assets of at least 10%, a minimum Tier I capital to total risk weighted assets of 6%, a minimum leverage ratio of at least 5% and is not subject to any written order, agreement or directive.
The Registrant and its subsidiary are considered well capitalized.

Liquidity

   Liquidity is defined as the Registrant's ability to generate sufficient cash flows to fund growth in interest earning assets, depositor withdrawals and the repayment of borrowings.

   The Registrant's sources of liquidity include dividends from its bank subsidiary, borrowings, and funds available through the capital markets. Dividends from the Registrant's bank subsidiary are limited by the regulations of the New York State Banking Department to the current year's earnings plus the prior two years' retained net profits. According to the parameters of this regulation, the Registrant's bank subsidiary has $37 million of retained earnings available for dividends to the holding company as of June 30, 1994.

  The Registrant's bank subsidiary has numerous sources of liquidity including loan and investment principal repayments and maturities, lines of credit with other financial institutions, the ability to borrow under repurchase agreements utilizing its unpledged securities portfolio, the securitization of loans within the portfolio, whole loan sales and growth in its core deposit base.

  During 1994, the Registrant's bank subsidiary further enhanced its borrowing capabilities by becoming a member of the Federal Home Loan Bank ("FHLB") system. To become a member, the bank purchased $9.5 million of FHLB stock; as a member the Bank has the ability to borrow $190 million on a secured basis, utilizing mortgage related loans and securities for a term ranging from one day to ten years at both fixed and variable rates. As of June 30, 1994, the Registrant's bank subsidiary has borrowed $30 million for ninety days due August 4, 1994, at an interest rate of 4.56%.

  On April 21, 1994, the Registrant issued in a private placement a $25 million 7.56% senior note maturing April 20, 1999 (the "Note"). The proceeds were used to retire, prior to maturity, its $20 million 10.08% senior note, which was due March 31, 1995. The remainder of the
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity (continued)

proceeds, less expenses associated with the retirement of the 10.08% senior note, will be used for general corporate purposes. The Note contains certain covenants relating to, among other things, the maintenance of certain tangible net worth and total risk based capital levels, limitations on the payment of dividends and the repurchase of common stock and the maintenance of certain non-performing asset levels.

  The Registrant's liquidity position is monitored to ensure the maintenance of an optimum level and the most cost efficient use of available funds. Management believes that the Registrant has sufficient liquidity to meet its operating requirements.

Other Matters

  On June 27, 1994, the Registrant entered into an Agreement and
Plan of Merger with Metro Bancshares, Inc. ("Metro"), whereby the
Registrant would acquire Metro in a stock for stock exchange valued at approximately $142 million.

  Under the agreement, each share of Metro common stock will be exchanged for a minimum of 1.645 shares (except as otherwise noted below) or a maximum of 1.759 shares of the Registrant's. The actual exchange ratio will, within this range, depend upon the average closing share price of the Registrant in the 20 trading days ending on the fifth business day prior to the date on which the last of all required regulatory approvals for the transaction are received. If the average closing price of the Registrant during this period is between $14.50 and $15.50, each share of Metro common stock will be converted into the number of the Registrant's shares equal to $25.50 divided by such average closing price. The agreement permits Metro to terminate the transaction if the average closing price of the Registrant's shares during that period falls below $12.50 unless the Registrant elects to increase the exchange ratio so that the number of shares of the Registrant's stock issued foreach share of Metro common stock has a value (at such average closing price) of $21.99. The Registrant also received an option to acquire up to 9.9% of Metro's outstanding shares at a price of $21 per share should certain events occur as defined in the Stock Option Agreement.

  Metro, the parent company of Bayside Federal Savings Bank, has total assets of $1 billion, deposits of $.9 billion and stockholders' equity of $80.6 million. It operates thirteen banking offices in Queens, Nassau and Suffolk counties of New York.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Other Matters (continued)

  The purchase price is 171% of fully diluted book value and 207% of tangible book value. The transaction will be treated as a tax free reorganization and a pooling of interests. It is subject to approval by the regulatory agencies, shareholders of both companies, certain other customary closing conditions, and a 30 day period for Metro to finalize due diligence. Metro has completed its due diligence and has determined to proceed with the merger.

  Upon completion of the transaction, which is expected in the fourth quarter of 1994, Bayside Federal Savings Bank will be merged into the Registrant's bank subsidiary, North Fork Bank.

                                SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  July 27, 1994                  /s/Daniel M. Healy
                                      -------------------
                                        Daniel M. Healy
                                        Executive Vice President &
                                        Chief Financial Officer


                                 Ex.11.1
                                 EPS CALCULATION


                                                        EXHIBIT 11

North Fork Bancorporation, Inc.

COMPUTATION OF NET INCOME PER COMMON EQUIVALENT SHARE
June 30, 1994
(Unaudited)



                                                THREE MONTHS ENDED
                                                JUNE 30,         JUNE 30,
                                                   1994            1993


Net Income                                   $    6,074,246    $  3,522,069

Common Equivalent Shares:

Weighted average common shares outstanding       14,201,816      14,018,037
Weighted average common equivalent shares(a)        758,446         668,641
Weighted average common and common
         equivalent shares                       14,960,262      14,686,678

   Income per common equivalent share          $      0.41      $      0.24


                                                SIX MONTHS ENDED
                                                JUNE 30,         JUNE 30,
                                                   1994            1993


Net Income                                   $   11,587,060    $  7,110,861

Common Equivalent Shares:

Weighted average common shares outstanding       14,159,571      13,383,872
Weighted average common equivalent shares(a)        744,464         632,135
Weighted average common and common
         equivalent shares                       14,904,035      14,016,007

   Income per common equivalent share          $      0.78      $      0.51

(a)  consists of warrants and options