Form 10-K/A
period 1993-12-31
NORTH FORK BANCORPORATION INC
filed 1994-09-28
CIK 352510

SECURITIES AND EXCHANGE COMMISSION

        Washington, D.C. 20549


              FORM 10-K1A


            AMENDMENT NO. 1

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.                      (X)Yes      ( ) No

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

The Registrant hereby amends Item 7. "MANAGEMENT'S DISCUSSION AND
ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of its Annual Report on Form
10-K for the fiscal year ended December 31, 1993. The amendments are as follows:

                 The sixth paragraph in the Net Interest Income
Section of Item 7,
Management's Discussion and Analysis of Financial Condition and the Results of Operations has been amended to read:

  Income earned on the Registrant's mortgage-backed securities portfolio
increased to $30.6 million in 1993, as compared with $23.9 million in 1992.
The average balance of mortgage backed securities, classified in the
Registrant's Held for Sale and Investment portfolios, increased  to
$580.0
million or $241.8 million from the prior year. These mortgage-backed securities at the year end totaled $665.5 million and included $85.6 million of collateral mortgage obligations with the remainder being mortgage backed securities issued by agencies of the U.S. Government. The CMO's represented securities collateralized by either U.S. Government Agencies mortgage backed securities or individual residential mortgage loans. The primary source of the increase in the average balance of mortgage backed securities was the
Registrant's balance sheet leverage strategy. The balance sheet leverage strategy utilized funds generated from repurchase agreement borrowings and invested them in U.S. government agency mortgage backed securities so as to effectively utilize capital, take advantage of the steep yield curve and enhance operating results. Growth in the average balance of mortgage backed securities has increased interest income by $13.9 million. This increase was partially offset by $7.2 million due to the effects of declining interest rates and the short term nature of the securities in the Registrant's portfolio. The yield on the Registrant's mortgage backed securities portfolio declined to 5.27% in 1993, as compared with 7.07% in the comparable prior year period. The Registrant's strategy with regard to its securities portfolio is to maintain a short weighted average life, operating under the assumption that interest rates are near the bottom of the interest rate cycle, so as to reduce the risk of depreciation in value if interest rates were to increase, and to provide a source of cash flows that may be reinvested as market interest rates begin to increase. The weighted average life of the Registrant's Investment and Held for Sale portfolios at December
31, 1993, was 2.82 years and 3.02 years, respectively.


                 The second and third paragraph of the
Asset/Liability Management Section
of Item 7, Management's Discussion and Analysis of Financial
Condition and
the Results of Operations has been amended to read:

  During 1993 ALCO determined that, based on the Registrant's excess capital level and liquidity position and the continuing impact of declining interest rates and lackluster loan demand on interest income, a balance sheet leverage strategy was appropriate. This strategy is described in more detail in the
Net Interest Income section of this discussion. In summary, the Registrant obtained funds through short term repurchase agreement borrowings and reinvested those funds primarily in short duration 7 and 15 year U.S.
government agency mortgage backed securities, realizing an almost 200 basis points spread on the assets. These mortgage-backed securities were principally fixed rate in nature and involved a degree of interest rate risk.
Additionally mortgage backed securities, due to the borrowers right to prepay or call the underlying loan, are subject to a level of prepayment risk, which can cause a variation in their estimated weighted average lives. This potential variation either a shortening or an extension increases the level of interest rate risk inherent with these securities. During periods of rising interest rates the securities, due to declining in prepayments, will have an extension in average life, conversely during periods of declining interest rates the borrowers will repay the underlying mortgage and the securities will shorten in average life.

  The Registrant in performing its balance management and in selecting investment securities considered all characteristics of securities and chose investments having performance characteristics that provided adequate returns under a variety of interest rate and prepayment scenarios. The securities purchased as part of the leverage strategy had shorter average lives, superior liquidity characteristics, and were priced at a premium over their par value. These premium securities provide enhancements to yields as the level of prepayments decreases and the average lives of the securities extend. Management in an attempt to identify value in these securities did extensive modeling of the potential performance under a variety of interest rate scenarios. Further, to mitigate the interest rate risk associated with the differences in these asset and liability maturities, and maintain the volatility of the margin within the ALCO guidelines, the Registrant entered into certain off balance sheet instruments.

Item 7 is hereby amended and restated in its entirety as follows:

                     PART II



Management's Discussion and Analysis

  This section presents management's discussion and analysis of the consolidated financial condition and results of operations of North Fork
Bancorporation, Inc. (the "Registrant"), a $1.9 billion commercial bank holding company whose primary subsidiary, North Fork Bank (the "Bank") operates 35 retail banking facilities throughout Suffolk, Nassau, Westchester and Rockland
Counties, New York. The Bank was created through the October 1992 merger of the
Registrant's banking subsidiaries, Southold Savings Bank and The
North Fork
Bank & Trust Company. This discussion and analysis should be read in conjunction with the financial statements and supplementary financial data contained elsewhere in this 1993 Annual Report to Shareholders.

GENERAL OVERVIEW
  During 1993, the Registrant returned to a consistent quarterly pattern of core earnings, improved the quality of assets and strengthened it's liquidity and capital. Earnings improved to $15.1 million this year, from $1.7 million in the prior period, the result of a continued steady reduction in non-performing assets, an expansion of the net interest margin, diversification of revenue sources and exemplary cost savings initiatives. As asset quality concerns were diminished, the provision for loan losses declined $15 million, or 71%, to $6 million in 1993. Efforts to successfully integrate the businesses of the Registrant's merged banking subsidiaries into one full service commercial bank were illustrated by the expansion of the demand deposit base to 17.9% of total deposits, growth in other non-interest income net of security gains to $16.5 million, or 17.3% of total revenues while the
Registrant's core efficiency ratio continued its decline to 55.0%. Further contributing to the improvement in the Registrant's operating results was the continued decline in funding costs which caused an expansion in the margin to
4.70% in 1993, coupled with the additional earnings generated from the
Registrant's balance sheet leverage strategy described below.

RESULTS OF OPERATIONS
  The Registrant recognized net income of $15.1 million, or $1.05 per share, in 1993, as compared with $1.7 million, or $.16 per share, in 1992, and a net loss of $33.6 million, or ($3.36) per share, in 1991. The Registrant's operating results in 1992 included net security gains of $9.4 million and a
$1.2 million restructure charge associated with the October 1992 merger of the
Registrant's banking subsidiaries. The improvement in operating results in 1993 is primarily attributable to the continued consistent decline in non-performing assets which resulted in a reduction in the provision for loan losses to $6.0 million, as compared with $21.0 million in 1992 and $64.8 million in 1991.
Other factors contributing to the positive progression in earnings include a
$6.1 million increase in net interest income, a $1.9 million increase in other non-interest income net of security gains, a $3.6 million decline in operating costs, partially offset by a $5.3 million increase in the income tax provision.
Each component of the improvement in the Registrant's 1993 operating results is discussed in more detail below.

NET INTEREST INCOME
  Net interest income, which represents the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities, is the Registrant's primary source of earnings. It is affected by the level and composition of interest earning assets and interest bearing liabilities, as well as changes in market interest rates. The level of average interest earning assets and average interest bearing liabilities slightly fluctuated from prior years, with average interest earning assets increasing $69.6 million while average interest bearing liabilities declined $49.0 million. In addition to the effects of this change in the level of average interest earning assets and average interest bearing liabilities, the following factors contributed to the increase in net interest income: (i) a continued reduction in market interest rates, (ii) the Registrant's balance sheet leverage strategy and
(iii) growth
in the demand deposit base. Together these factors, partially offset by the lack of strength in quality loan demand within the Registrant's marketplace, contributed to a $6.1 million increase in net interest income, on a fully taxable equivalent basis, to $78.8 million in 1993, from the $72.7 million realized in 1992. The components of this increase include an $18.4 million decline in interest expense, partially offset by a $12.3 million decline in interest income.
  Interest expense declined to $41.1 million in 1993, equating to an effective cost of funds of 2.88%, as compared with $59.6 million, or an effective cost of funds of 4.03%, in 1992. Of the $18.4 million decline in interest expense,
$14.7 million is the result of the short term interest rate environment in
1993, while the remaining $3.7 million is due to the changing composition of the Registrant's funding cost and liability structure. As market interest rates continued their decline during 1993, the value of the Registrant's low cost, stable core deposit base became more evident. Declining deposit funding costs contributed $14.6 million to the reduction in interest expense, as the rates offered on savings deposits remain at historic lows, and maturing certificates of deposits were reinvested at current lower market rates. Further contributing to the decline in interest expense is the changing composition of the
Registrant funding sources. As comparatively higher yielding mutual funds and annuities encouraged certain depositors to reinvest funds from maturing certificates of deposits into non-bank products, and the success of the conversion of the Registrant's former savings bank subsidiary into a full service commercial bank evolves, the average balance of time deposits has declined $120.4 million, or 25.9%, from prior period levels. The average balance of savings and money market accounts aggregating $885.7 million in
1993, declined $30.4 million or 3.3% from the prior period. This decline may also be attributable to the movement of depositor funds into higher yielding alternative investments. Conversely, however, the average balance of demand deposits has increased to $226.6 million in 1993, or $61.7 million, from prior period levels, further evidence of the success of the former savings bank's conversion to a full service commercial bank and efforts to expand the
Registrant's small and medium sized commercial client base. Demand deposits comprise 17.9% of total deposits at December 31, 1993, as compared to 12.0% in
1992.

   Partially offsetting the decline in interest expense is the interest incurred on repurchase agreement borrowings, which increased to $6.2 million in 1993, or $3.8 million from the prior period. The average balance of repurchase agreement borrowings increased to $176.5 million, or $119.0 million from the prior year, the result of the Registrant's balance sheet leverage strategy. During 1993, the Registrant implemented a balance sheet leverage plan so as to stabilize net interest income, effectively utilize capital and benefit from the existing steepness in the yield curve. Utilizing funds obtained through short term repurchase agreements, the Registrant invested in agency guaranteed mortgage backed securities realizing a spread of approximately 200 basis points on the assets. The repurchase agreement borrowings are usually for a period of ninety days, whereas the funds are invested primarily in seven and fifteen year mortgage backed securities with an original weighted average life of approximately four years. To mitigate interest rate risk due to the different maturities of these assets and borrowings, the Registrant entered into an interest rate swap agreement.

NET INTEREST INCOME (continued)

   A final component of the decline in interest expense is the full prepayment of the Registrant's $20 million 9.30% Series B Senior Note during the 1993 first quarter, which reduced interest expense $1.6 million from 1992. This note carried an effective interest rate of 10.30% as supplemental interest aggregating 1.00% of the principal balance was required by the amended note agreement for the period from August 1992 until the note was fully repaid.

  Interest income, on a fully taxable equivalent basis, aggregated
$119.9
million in 1993, a $12.3 million decline from the $132.2 million earned in
1992. The yield on interest earning assets, on a taxable equivalent basis, declined to 7.15% in 1993 from 8.22% in the comparable prior year period.
Declining market interest rates and the lack of quality credit demand within the Registrant's marketplace, partially offset by the success of the
Registrant's balance sheet leverage strategy, are the primary factors contributing to this reduction in interest income. Interest earned on the
Registrant's loan portfolio declined $16.8 million when comparing
1993 and
1992, $11.7 million of the decline is attributable to a reduction in loan origination volume and increased levels of loan repayments and satisfactions, whereas $5.1 million of the decline is attributable to current market interest rates and their effects on the Registrant's adjustable earning assets. The average balance of loans has declined $135.6 million to $1,003.7 million in
1993 while the yield on the loan portfolio has also declined to 8.43% for the year ended December 31, 1993, as compared with 8.90% in the comparable prior year period. Improving asset quality has partially mitigated the decline in loan yields as interest foregone, or that amount of income that would have been recognized had the Registrant's non-accrual loans and other real estate remained on an accrual basis declined to $5.0 million in 1993, as compared to
$15.0 million and $16.0 million in 1992 and 1991, respectively.

  Income earned on the Registrant's mortgage-backed securities portfolio
increased to $30.6 million in 1993, as compared with $23.9 million in 1992.
The average balance of mortgage backed securities, classified in the
Registrant's Held for Sale and Investment portfolios, increased  to
$580.0
million or $241.8 million from the prior year. These mortgage-backed securities at the year end totaled $665.5 million and included $85.6 million of collateral mortgage obligations with the remainder being mortgage backed securities issued by agencies of the U.S. Government. The CMO's represented securities collateralized by either U.S. Government Agencies mortgage backed securities or individual residential mortgage loans. The primary source of the increase in the average balance of mortgage backed securities was the
Registrant's balance sheet leverage strategy. The balance sheet leverage strategy utilized funds generated from repurchase agreement borrowings and invested them in U.S. government agency mortgage backed securities so as to effectively utilize capital, take advantage of the steep yield curve and enhance operating results. Growth in the average balance of mortgage backed securities has increased interest income by $13.9 million. This increase was partially offset by $7.2 million due to the effects of declining interest rates and the short term nature of the securities in the Registrant's portfolio. The yield on the Registrant's mortgage backed securities portfolio declined to
5.27% in 1993, as compared with 7.07% in the comparable prior year period. The
Registrant's strategy with regard to its securities portfolio is to maintain a short weighted average life, operating under the assumption that interest rates are near the bottom of the interest rate cycle, so as to reduce the risk of depreciation in value if interest rates were to increase, and to provide a source of cash flows that may be reinvested as market interest rates begin to increase. The weighted average life of the Registrant's Investment and Held for Sale portfolios at December 31, 1993, was 2.82 years and 3.02 years, respectively.

NET INTEREST INCOME (continued)

   Net Interest income on a taxable equivalent basis for the year ended
December 31, 1992 increased $6.4 million to $72.7 million, from the
$66.3
million realized in 1991.  This growth in net interest income was the result
of a $28.6 million reduction in interest expense, partially offset by a $22.2
million reduction in interest income. Interest expense declined to
$59.6
million in 1992, or 32.5%, as compared with $88.2 million incurred in 1991.
Lower market interest rates coupled with a significant change in composition of the Registrant's funding sources were the primary factors contributing to the reduction in interest expense. As lower market interest rates allowed the
Registrant to reduce rates offered on deposit products with limited risk of significant deposit outflow during 1992, the Registrant's average cost of funds declined to 4.03% in 1992, or 204 basis points, from 6.07% incurred in 1991.
Further contributing to this decline were the effects of the restructuring of the Registrant's deposit base. The average balance of savings deposits, which have proven to be historically lower cost deposits, increased $245.0 million, or 36.5% from the 1991 average balance. Simultaneously, the average balance of historically higher cost time deposits decreased $204.4 million, or 30.6%
from the 1991 average balance. This apparent migration can be attributed to the movement of depositor's funds from maturing time deposits into more liquid savings accounts, as the current yield on time deposits did not compensate the depositor for the illiquidity associated with that deposit type. Another factor contributing to the growth in the Registrant's net interest margin was the $18.5 million, or 12.6%, growth in the average balance of demand deposits.
A continued emphasis communicated throughout the Registrant's branch network to develop and build demand deposit account relationships and the success of efforts to convert the former savings bank branches to full-service commercial branches have contributed to this increase. Interest income, on a taxable equivalent basis, declined $22.2 million to $132.3 million for the year ended
December 31, 1992, as compared with $154.5 million in 1991. This decline was attributable to lower market interest rates and their effect on the yield of the Registrant's adjustable rate interest earning assets, weak loan demand within the Registrant's marketplace resulting in the investment of funds generated from operations in securities at lower current market rates and income foregone on non-accrual loans and other real estate. The average balance of loans decreased to $1,139.3 million, or $120.9 million from 1991 levels primarily due to weak loan demand, transfers to in-substance foreclosure and other real estate owned, and charge-offs. The yield on the Registrant's loan portfolio decreased to 8.90% from 9.85% due to lower market interest rates and approximately $15.0 million of income foregone on non-accrual loans and other real estate. Conversely, the average balance of securities, which include trading assets, securities held for sale and investment securities, increased to $398.9 million, or 32.3% from $301.5 million in 1991.

NET INTEREST INCOME (continued)
  The following table sets forth, for periods presented, a summary analysis of changes in interest income and interest expense, and the resulting net interest income on a tax equivalent basis for the periods presented, each as compared with the preceding period. Because of the numerous simultaneous volume and rate changes during the period analyzed, it is not possible to precisely allocate changes between volumes and rates. For the purposes of this table, changes which are not solely due to volume changes or rate changes have been allocated to these categories based on the respective percentage changes in average volume and average rate as they compare to each other.

                      YEAR ENDED DECEMBER 31,      YEAR ENDED DECEMBER 31,
                         1993 over 1992                 1992 over 1991
                          Changes due to               Changes  due to
                                          Net                            Net
(in thousands)           Volume    Rate   Change      Volume    Rate    Change
INTEREST EARNING ASSETS:
Interest Earning
 Deposits                $(324)   (125)  $ (449)     $  282      (65)     217
Trading Account
   Securities              (56)     -       (56)       (185)    (121)    (306)
Taxable Securities*       (216)   (220)    (436)      1,238     (305)     933
Non-Taxable State and
  Municipal Obligations*   658    (759)    (101)     (1,521)      49   (1,472)
Mortgage-Backed
     Securities         13,895  (7,228)   6,667       7,470   (5,410)   2,060
Taxable Loans, including
     non-accrual loans (11,340) (5,207) (16,547)    (10,817) (11,317) (22,134)
Non-Taxable Loans*        (365)    118     (247)       (644)      82     (562)
Federal Funds Sold        (911)   (241)  (1,152)        145   (1,125)    (980)
   Total Interest-
     Earning Assets*     1,341  (13,662) (12,321)    (4,032) (18,212) (22,244)


INTEREST BEARING LIABILITIES:
Savings and Other Interest-
    Bearing Deposits    (6,004) (14,576) (20,580)    (1,362) (24,882) (26,244)
Short Term Borrowings    4,215     (458)   3,757       (952)  (1,663)  (2,615)
Other borrowings        (1,909)     290   (1,619)        (1)     229      228
 Total Interest-
   Bearing Liabilities  (3,698) (14,744) (18,442)    (2,315) (26,316) (28,631)

Net Change in Net
    Interest Income*     $5,039   $1,082  $ 6,121   $(1,717) $ 8,104  $ 6,387

* Taxable equivalent basis.

   The Registrant's net interest margin improved to 4.70% for the year ended
December 31, 1993, as compared with 4.52% in 1992, primarily the result of lower funding costs, an increase in the average balance of demand deposits and capital, partially offset by the decline in the yield on interest earning assets. Lower market interest rates and the changing composition of interest bearing liabilities had the positive effect of reducing funding costs 115 basis points to 2.88% in 1993. Current market interest rates have provided the
Registrant with an opportunity to reduce rates offered on deposit products and enhance the net interest margin. Further, the average balance of historically higher cost time deposits has declined $120.4 million while simultaneously the average balance of lower cost repurchase agreement borrowings has increased.
This change in funding composition is the result of two main events, (i) the movement of depositors' funds from maturing time deposits into higher yielding alternative investment products and (ii) the implementation of the Registrant's balance sheet leverage strategy. Further contributing to the enhanced net interest margin is the 37.4% increase in average demand deposit accounts and the prepayment of the Registrant's senior note obligation during 1993. Capital raised during the latter part of 1992 and in the 1993 first quarter, as well as available cash at the holding company, provided the Registrant with the ability to prepay its $20 million senior note obligation which carried an effective interest rate of 10.30% utilizing funds which, during 1993, had no associated cost.

  As discussed previously, lower market interest rates and the lack of quality loan demand have had an adverse effect on the Registrant's yield on interest earning assets, reducing the proportion of higher yielding loans to interest earning assets. The Registrant's balance sheet leverage strategy, while increasing the level of interest income, further contributed to this change in interest earning asset composition and decline in asset yield. The Registrant invested the proceeds from repurchase agreement borrowings in short duration, and thus lower yielding, agency mortgage backed securities so as to provide cash flow and reduce the risk to capital in an increasing interest rate

NET INTEREST INCOME (continued)
 environment. As the securities portfolio has increased in proportion to level of interest earning assets, the net yield on interest earning assets has declined.
  The Registrant's net interest margin improved to 4.52% for the year ended
December 31, 1992, as compared with 4.08% in 1991, as lower market interest rates and the change in the Registrant's deposit composition significantly reduced its cost of funds. The cost of funds associated with funding sources, excluding the Registrant's senior note obligations, declined 211 basis points to 3.85% in 1992, as compared with 5.96% in 1991. Growth in the Registrant's core savings account deposits, coupled with the repayment of higher cost repurchase agreements throughout 1991 and lower market interest rates were the primary factors contributing to this decline. The effect of this reduction in funding costs on the Registrant's net interest margin was partially offset by a decline in the yield on average earning assets, the result of lower market interest rates and their effect on the Registrant's adjustable rate earning assets, the reinvestment of funds generated from operations in securities at current lower market interest rates as well as income foregone on non-accrual loans and other real estate.

  The following table presents an analysis of net interest earnings by each major category of interest earning assets and interest bearing liabilities:

YEAR ENDED DECEMBER 31,    1993                     1992              1991
(dollars in thousands)
                  Avg.        Avg.  Avg.           Avg.   Avg.           Avg.
               Balance  Int.  Rate  Balance   Int.  Rate   Balance  Int.  Rate

INTEREST EARNING ASSETS
Interest Earning
 Deposits          528    $14 2.65%  $ 10,988  $ 463  4.21%   4,569    246   5.40%
Trading Account
 Securities       -      -    -       1,379     56  4.06%   4,755    362   7.61%
Taxable
 Securities*    38,116  2,154 5.65%    41,759  2,590  6.20%  22,403  1,657   7.40%
Non-Taxable
 Municipals*    25,616  1,695 6.62%    17,571  1,796 10.22%  32,464  3,268  10.07%
Mortgage-Backed
 Securities    579,994  30,563 5.27%   338,212 23,896  7.07% 241,919 21,836   9.03%
Taxable
  Loans        990,614  82,668 8.35% 1,123,670 99,215 8.83% 1,239,884 121,349 9.79%
Non-Taxable
 Loans*         13,065  1,920  14.69%   15,595  2,167 13.90%   20,247  2,729 13.48%
Federal Funds Sold and Securities
 Purchased Under Agreements
 to Resell      30,136    910   3.02%   59,340  2,062  3.47%   56,538  3,042  5.38%
 Total Interest-
 Earning
 Assets     $1,678,069 119,924 7.15%$1,608,514$132,245 8.22%$1,622,779$154,489 9.52%

Allowance for Loan
 Losses        (56,075)                (59,737)                (39,912)
Cash and Due
 from Banks     66,764                  67,694                  64,803
Other Non-Interest-
 Earning
 Assets        129,706                 154,500                 112,515
Total
 Assets     $1,818,464              $1,770,971              $1,760,185

INTEREST BEARING  LIABILITIES:
Savings, N.O.W &
 Money Market
Deposits     $ 885,716 19,984 2.26%$  916,124 $ 30,842 3.37%$  671,093$ 34,281 5.11%
Time
 Deposits      344,230 12,404 3.60%   464,580   22,126 4.76%   668,953  44,931 6.72%
Total Savings &
 Time
Deposits    $1,229,946 32,388 2.63% 1,380,704   52,968 3.84% 1,340,046  79,212 5.91%
Federal Funds Purchased and Securities
 Sold Under Agreements to
 Repurchase    176,519  6,166 3.49%    57,568    2,409 4.18%    73,881   5,024 6.80%
Other Borrowed
  Funds         22,995  2,582 11.23%   40,181    4,201 10.46%   40,193   3,973 9.89%
 Total Interest-Bearing
Liabilities  1,429,460 41,136 2.88%$1,478,453  $59,578 4.03%$1,454,120$88,209 6.07%
Rate Spread                    4.27%                   4.19%                  3.45%
Non-Interest-Bearing
 Deposits   $   226,616               164,920                 146,459
Other Non-Interest-Bearing
 Liabilities     19,784                17,723                  22,136
 Total
 Liabilities $1,675,860            $1,661,096              $1,622,715
Stockholders'
 Equity         142,604               109,875                 137,470
 Total Liabilities and
Stockholders'
 Equity      $1,818,464            $1,770,971              $1,760,185
Net Interest Income* and Net
 Interest Margin*      78,788 4.70%             72,667 4.52%           66,280 4.08%
Less: Tax Equivalent Basis
 Adjustment             1,435                    1,505                  2,121
Net Interest Income    77,353                  $71,162                $64,159

* Interest income on a tax equivalent basis includes the additional amount of interest and dividend income that would have been earned if the Registrant's investment in state and municipal obligations, non-taxable loans and equity securities had been made in securities and loans subject to New York State and
Federal income taxes yielding the same after tax income. The tax equivalent amount for $1.00 of non-taxable investment income, non-taxable loan income, dividends and interest income from U.S. Obligations (included in Taxable
Securities) was $1.54, $1.58, $1.43 and $1.03 in 1993, $1.56,
$1.54, $1.41 and
$1.03 in 1992, and $1.51, $1.50, $1.41 and $1.03 in 1991.

ASSET/LIABILITY MANAGEMENT

  The Registrant's risk management policies are established by the Asset/Liability Committee ("ALCO"). ALCO is comprised of members of senior management and the Board who meet on a monthly basis to, among other things, evaluate the sensitivity of the Registrant's assets and liabilities to changes in market interest rates and the resultant impact of those anticipated changes on net interest income and capital. The basic responsibilities of ALCO include the management of net interest income and the market value of the securities portfolio, as well as the Registrant's liquidity position, to ensure minimal capital risk and adequate funding.

 Generally, where interest rate-sensitive assets exceed rate-sensitive liabilities, the net interest margin will be positively impacted during periods of rising interest rates and negatively affected in a declining interest rate environment. Conversely, when interest-rate sensitive liabilities exceed rate-sensitive assets, the net interest margin will be positively impacted in a declining interest rate environment and negatively impacted in an increasing rate environment. The difference between the maturities or repricing characteristics of interest earning assets and interest bearing liabilities during a given time period is commonly referred to as the "gap" for that period.
While the gap analysis employed by ALCO is a useful management tool as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes characteristic of various interest rate sensitive assets and liabilities. To supplement this analysis, ALCO utilizes an income simulation model to assess and monitor interest rate risk. Income simulation analysis determines the effect of various interest rate scenarios and changes therein on the Registrant's net interest margin. It considers the maturity, repricing characteristics and relative sensitivities of each asset and liability to fluctuations in interest rates, as well as the probability of each asset and liability reacting to such fluctuations. Through this process, management can more clearly establish and monitor the interest rate risk in the Registrant's balance sheet. ALCO has established current limits for the estimated volatility of the net interest margin of +/-10% assuming a 300 basis point increase in market interest rates and a 100 basis point decrease in market interest rates in this current interest rate environment. The results of the most recent income simulation model show that the interest sensitivity of the Registrant's balance sheet is within guidelines established.


  During 1993 ALCO determined that, based on the Registrant's excess capital level and liquidity position and the continuing impact of declining interest rates and lackluster loan demand on interest income, a balance sheet leverage strategy was appropriate. This strategy is described in more detail in the Net
Interest Income section of this discussion. In summary, the Registrant obtained funds through short term repurchase agreement borrowings and reinvested those funds primarily in short duration 7 and 15 year U.S. government agency mortgage backed securities, realizing an almost 200 basis points spread on the assets.
These mortgage-backed securities were principally fixed rate in nature and involved a degree of interest rate risk. Additionally mortgage backed securities, due to the borrowers right to prepay or call the underlying loan, are subject to a level of prepayment risk, which can cause a variation in their estimated weighted average lives. This potential variation either a shortening or an extension increases the level of interest rate risk inherent with these securities. During periods of rising interest rates the securities, due to declining in prepayments, will have an extension in average life, conversely during periods of declining interest rates the borrowers will repay the underlying mortgage and the securities will shorten in average life.

  The Registrant in performing its balance management and in selecting investment securities considered all characteristics of securities and chose investments having performance characteristics that provided adequate returns under a variety of interest rate and prepayment scenarios. The securities purchased as part of the leverage strategy had shorter average lives, superior liquidity characteristics, and were priced at a premium over their par value.
These premium securities provide enhancements to yields as the level of prepayments decreases and the average lives of the securities extend.
Management in an attempt to identify value in these securities did extensive modeling of the potential performance under a variety of interest rate scenarios. Further, to mitigate the interest rate risk associated with the differences in these asset and liability maturities, and maintain the volatility of the margin within the ALCO guidelines, the Registrant entered into certain off balance sheet instruments.

ASSET/LIABILITY MANAGEMENT (continued)

The following table reflects the sensitivity of the Registrant's balance sheet, or it's "gap" position at December 31, 1993 (dollars in thousands):

                0-90       91-180      181-365     1-5        Over
                Days        Days        Days       Years     5 Years     Total


INTEREST EARNING ASSETS:
Interest Earning
 Deposits      $    290   $     -    $     -    $     -      $  -      $     290
Securities:
 Held for
 Investment(1)   116,283    70,120     74,339     243,786     43,969     548,497
  Held for
 Sale(1)         19,723     17,737     39,515     102,187     21,057     200,219
 Loans, net of
  unearned
 income (2)(3)  436,887     68,072    137,534     236,844     104,263    983,600
 Total Interest-
 Earning
 Assets        $573,183   $155,929   $251,388    $582,817    $169,289 $1,732,606

INTEREST BEARING LIABILITIES:
Savings, N.O.W. &
 Money Market
 Deposits (4)  $ 79,305   $ 79,305   $158,609    $549,589     $   -   $  866,808
Time Deposits   100,824     83,309     72,840      60,505         537    318,015
Federal Funds Purchased and
 Securities Sold Under
 Agreements to
 Repurchase     206,332     49,311        -          -             -     255,643
Senior Note
 Obligation         -         -           -       20,000           -      20,000
 Total Interest-Bearing
 Liabilities   $386,461   $211,925  $231,449     $630,094     $  537  $1,460,466
Gap            $186,722   $(55,996) $ 19,939     $(47,277)  $168,752
Effect of Off-Balance
 Sheet Hedge
 Agreements      24,000        -        -         (24,000)
Gap, Net of Effect of
 Off-Balance Sheet
  Hedge
 Agreements     $210,722  (55,996)    19,939      (71,277)   168,752

Cumulative Difference Between
 Interest Earning Assets
 and Interest Bearing
 Liabilities    $210,722 $154,726   $174,665     $103,388   $272,140

Cumulative Difference as
 a Percentage of
 Total Assets      11.19%    8.21%      9.27%       5.49%      14.45%

Notes:              (1)         Based upon (a) contractual
maturity, (b) repricing date, if
                    applicable, and (c) projected repayments of
principal based upon
                    experience.
                    (2)         Based upon (a) contractual
maturity, (b) repricing date, if
                    applicable, and (c) management's estimates of
prepayments of principal.
                    (3)         Excludes non-accrual loans of $33.5
million.
                    (4)         Savings, N.O.W. and Money Market
Deposits are allocated to specific
                    time bands in accordance with the proposed rule
Section 305 of the Federal
                    Deposit Insurance Corporation Improvement Act.

ASSET/LIABILITY MANAGEMENT (continued)

The following are approximate contractual maturities and sensitivities to changes in interest rates of certain loans, exclusive of non-commercial real estate mortgages and consumer loans, as of December 31, 1993:

                                             MATURITY
                                      Due After
                                      One But
                       Due Within    Within Five     Due After
(in thousands)          One Year      Years         Five Years        Total
TYPES OF LOANS:
Commercial, Financial
 & Agricultural          $201,123     $ 44,931       $11,097         $257,151
 Mortgage Loans-
      Commercial          148,921      108,368        34,868          292,157
  Mortgage Loans-
      Construction         16,138        3,486           204           19,828
  Total                  $366,182     $156,785       $46,169         $569,136

RATE PROVISIONS:
 Amounts with Fixed
   Interest Rates        $ 33,305     $114,839       $ 45,458        $193,602
 Amounts with Adjustable
   Interest Rates        $332,877     $ 41,946       $    711        $375,534
      Total              $366,182     $156,785       $ 46,169        $569,136


The table which follows depicts the book value, contractual maturities and approximate weighted average yield of the Registrant's investment security portfolio at December 31, 1993 (dollars in thousands):

                        U.S.
                    U.S.
                  Government      State &        Mortgage-
         Treasury  Agencies'      Municipal       Backed
          Secur-        Oblig-       Oblig-       Secur-
Maturity  ities  Yield  ations Yield ations Yield ities Yield Other Yield Total Yield

Within
1 Year  $   -  .- % $ 5,570  3.67%$31,856  4.25%$   -  .-%$  -  .- %$ 37,426 4.16%
After 1 But
Within
5 Yrs    26,991 5.57% 5,362  6.16%  4,738  9.23% 73,777 5.10%  - .-  110,868 5.44
After 5 But
 Within
10 Years    -    .-     -     .-    7,475  8.87 155,310 4.43  -   .- 162,785 4.63
After
10 Years    -    .-     -     .-       -    .-  236,215 5.10  -   .- 236,215 5.10
Subtotal 26,991 5.57 10,932  4.89  44,069  5.57 465,302 4.88  -   .- 547,294 4.96
Equity
 Securities  -  .-      -     .-      -     .-    -      .- 1,203 .-   1,203  .-
Total
Securities$26,991 5.57%$10,932 4.89%$44,069 5.57%$465,302 4.88% $1,203.- %$548,497  4.96%

The following table shows the classification of the average daily deposits of the Registrant for each of the periods indicated:

(in thousands)
For the Year Ended December 31,       1993             1992             1991
   Demand Deposits              $  226,616       $  164,920        $  146,459
   Savings Deposits                684,737          703,746           441,515
   Time Deposits                   344,230          464,580           668,953
   Money Market Deposits           200,979          212,378           229,578
      Total Deposits            $1,456,562       $1,545,624        $1,486,505

ASSET/LIABILITY MANAGEMENT (continued)
  At December 31, 1993, the remaining maturities of the Registrant's
Certificates of Deposit in amounts of $100,000 or greater were as follows:

(in thousands)
   3 months and less                               $18,821
   3 to 6 months                                     6,415
   6 to 12 months                                    4,255
   One to five years                                 2,655
   Greater than five years                             151
                                                   $32,297

LIQUIDITY
   Liquidity is defined as the Registrant's ability to generate sufficient cash flow to fund growth in interest earning assets, depositor withdrawals and the repayment of borrowings. The Registrant's bank subsidiary has numerous sources of liquidity including loan principal repayments, lines of credit with other financial institutions, the ability to borrow under repurchase agreements utilizing its unpledged securities portfolio, the securitization of loans within the portfolio, whole loan sales and growth in its core deposit base. The
Registrant's liquidity position is monitored to ensure the maintenance of an optimum level and the most cost efficient use of the Registrant's available funds.
  Cash flows are generated from operating, investing and financing activities.
Cash flows from operating activities include earnings adjusted for non-cash items and funds obtained through and utilized in the management of the
Registrant's Securities Held for Sale portfolio. During 1993, the Registrant acquired $199.2 million in securities classified as Held for Sale using the proceeds from sales, principal repayments and maturities of $121.5 million of similarly classified securities. The remaining balance was acquired through the use of funds generated principally through repurchase agreement borrowings. As discussed in a previous paragraph, the Registrant implemented a balance sheet leverage strategy during 1993 to enhance operating results, effectively utilize capital and take advantage of the current steepness in the yield curve. Funds obtained through short term repurchase agreement borrowings were reinvested primarily in agency guaranteed mortgage-backed securities, some classified as
Held for Sale, thereby impacting cash flow from operations, and others classified as Investment Securities thereby impacting the Registrant's investing activities.
  Cash used in investing activities aggregated $198.4 million during 1993, as funds aggregating $193.7 million provided by maturities, calls and principal repayments of investment securities and the repurchase agreement borrowings discussed earlier were reinvested in $432.2 million of securities, primarily agency guaranteed mortgage-backed securities, classified as Investment
Securities. Further contributing to cash provided by investing activities was the $26.9 million provided by the sale of other real estate during 1993.
  The primary contributor of cash provided by financing activities include
$227.4 million of repurchase agreement borrowings, obtained to finance the acquisition of agency guaranteed mortgage backed securities as part of the
Registrant's balance sheet leverage strategy. Cash utilized in financing activities at the subsidiary bank level include the funding of the net $57.7 million decrease in deposits.
   The Registrant's sources of funds include dividends from the bank subsidiary, borrowings and funds available through the capital markets. Dividends from the bank subsidiary are limited by the regulations of the New York State Banking
Department ("NYSBD") to the current year's earnings plus the prior two years retained net profits. According to the parameters of this regulation, the
Registrant's bank subsidiary has $24.3 million of retained earnings available for dividends to the holding company as of January 1, 1994.

  During the 1993 first quarter, the Registrant prepaid in full its $20 million
9.30% Senior Note obligation utilizing the proceeds from capital raised through the revised Dividend Reinvestment Program in the latter part of 1992 and early
1993, as well as through available cash at the holding company, the private placement of approximately 1 million shares of the Registrant's common stock and the exercise of certain of the Registrant's outstanding warrants.  The
Registrant's remaining 10.08% Senior Note obligation matures March
28, 1995.
Possible sources of funds that may be used to repay this obligation upon maturity include the utilization of existing cash available at the holding company, proceeds from the exercise of outstanding warrants, dividends from the
Registrant's bank subsidiary, or funds raised through the capital markets. At
December 31, 1993, the holding company's available cash position was $7.7 million.

ASSET QUALITY

   Loans, net of unearned income, declined 2.7% to $1,017.1 million at December
31, 1993, as compared with $1,045.2 million in the comparable prior year period.
The Registrant experienced loan growth in the commercial and residential
mortgage portfolios, which increased 7.9% and 2.8%, respectively, whereas the
concentration of real estate development loans, classified as construction and
land loans, continued their decline, aggregating $57.0 million,
28.9% less than
the $80.1 million outstanding at December 31, 1992. The loan portfolio is
concentrated primarily in loans secured by real estate in Suffolk and Nassau
Counties and to a lesser extent Westchester and Rockland Counties,
New York.
Real estate related loans, which include commercial and residential mortgages,
construction and land development loans, aggregated 69.2% of the total loan
portfolio at December 31, 1993. Residential mortgage loans comprise the largest
real estate concentration within the Registrant's loan portfolio, aggregating
$363.6 million and representing 51.0% of the real estate
concentration. During
1993, the Registrant changed its strategy with regard to its 15 year residential
mortgage loan product, deciding to maintain these loans within the portfolio
instead of selling them in the secondary market. This change in strategy,
coupled with the $14.3 million acquisition of residential mortgage loans during
the year, contributed to the increase in the balance of residential mortgages
when comparing 1993 and 1992. Commercial mortgages aggregated
$292.2 million at
December 31, 1993, a $21.5 million or 7.9% increase from the prior year period.
This increase is primarily attributable to the Registrant's
financing of the
sales of other real estate during the year. Commercial, financial
and
agricultural loans, which are loans to small and medium sized businesses to
finance working capital needs secured by accounts receivable, inventory, UCC
filings and real estate in the form of side collateral, declined to
$257.2
million at December 31, 1993, a $31.0 million or 10.7% decline from the prior period. This decline is the result of charge offs during the year and increased levels of loan satisfactions, coupled with the lack of commercial loan demand within the Registrant's marketplace. Consumer loans declined to $59.8 million at December 31, 1993, a $9.8 million or 14.1% decline from the prior period. The decline in the consumer loan portfolio when comparing 1993 and 1992 is significantly less than the decline demonstrated in prior years as a plan to purchase high quality car lease paper for retention in the portfolio was implemented during 1993.

   The following table delineates the components of the Registrant's loan portfolio for the years ended December 31,

(in thousands)      1993          1992       1991        1990         1989
Commercial,
 Financial &
 Agricultural    $  257,151   $  288,114   $ 318,670   $  316,582   $  250,077
Mortgage Loans-
  Commercial        292,157      270,666     277,737      276,138      268,993
Mortgage Loans-
  Residential       363,644      353,725     448,347      371,615      513,528
Mortgage Loans-
  Construction       19,828       30,080      55,235       60,716       64,987
Land Loans           37,160       50,059      48,100       89,400       99,400
Consumer Loans       59,823       69,632      95,285      112,082      135,344
  Total          $1,029,763    1,062,276  $1,243,374   $1,226,533   $1,332,329

  Non-performing assets, which include loans past due ninety days and still accruing interest, non-accrual loans and other real estate, declined 54.8% to
$57.2 million at December 31, 1993, as compared with $126.5 million in the comparable prior year period. This decline began in the second quarter of 1992 and each quarter thereafter a consistent pattern of improving asset quality has been demonstrated. Non-performing assets now comprise 3.04% of total assets, as compared with 7.44% at December 31, 1992 and 8.66% at December 31, 1991. The
primary components of the decline in non-performing assets when comparing 1993 and 1992 include $42.7 million in other real estate dispositions and cash collections, $9.5 million in write downs of other real estate to current fair value and net loan charge offs of $17.9 million.

The components of the Registrant's non-performing assets are detailed below:

(in thousands)          1993        1992        1991       1990          1989

Loans 90 Days or More
 Past Due &
 Still Accruing      $  1,811     $ 5,425    $  6,660   $ 16,516     $  7,148
Non-Accrual Loans      33,484      59,670      71,374     45,549       14,828
 Total Non-
 Performing Loans      35,295      65,095      78,034     62,065       21,976
Other Real Estate      21,899      61,383      75,887     23,187        2,949
Total Non-
 Performing Assets    $57,194    $126,478    $153,921   $ 85,252     $ 24,925
Restructured,
 Accruing Loans      $ 15,237    $ 13,332    $ 14,589   $  6,518     $    -

ASSET QUALITY (continued)
  Loans are classified as restructured loans when the Company has granted, for economic or legal reasons related to the borrowers financial difficulties, a concession to the customer that the Company would not otherwise consider.
Generally this occurs when the cash flow of the borrower is insufficient to service the loan under its original terms.
  Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers cause management to have serious doubts as to the ability of the borrower to continue to comply with the present repayment terms, aggregated $24.9 million at December 31, 1993.

 The following table sets forth the changes in the Registrant's other real estate for the periods presented:

(in thousands)          1993          1992        1991       1990        1989
Balance at Beginning
 of Year            $ 61,383       $ 75,887    $ 23,187   $  2,949   $    460
Increases:
 Foreclosures and
 Deeds in Lieu
 of Foreclosure        5,909          6,121       6,150     15,250      2,489
 In-Substance
  Foreclosure          6,867         28,901      64,265     13,200         -
 Assumed in Acquisition   -            -          5,992        -           -
Decreases:
 Dispositions and
  Cash Collections   (42,725)       (37,577)    (16,048)   ( 8,212)        -
 Gross Write-Downs    (9,535)       (11,949)     (7,659)       -           -
 Balance at
  End of Year      $  21,899       $ 61,383    $ 75,887   $ 23,187   $  2,949

  Management determines what it deems to be the appropriate level of the
Registrant's allowance for loan losses on an ongoing basis by reviewing individual loans within as well as the composition of the loan portfolio. In reviewing the composition of the loan portfolio, management considers, among other things, concentrations therein, delinquency trends, as well as recent charge-off experience and third party evidentiary matter (such as appraisals) to assist in assessing the degree of credit risk in the portfolio. Various appraisals and estimates of current value influence the calculation of the required allowance at any point in time. The continued and consistent decline in the Registrant's non-performing assets during 1993 resulted in a reduction in the provision for loan losses when compared with prior years. The provision for loan losses declined to $6.0 million in 1993 from $21.0 million in 1992 and
$64.8 million in 1991. Net charge offs increased to $17.9 million in 1993, or
1.78% of average net loans, as compared with $16.7 million, or 1.46% of average net loans, during 1992. This increase demonstrates the Registrant's effective utilization of reserves during a period of improving asset quality and sluggish loan demand. The allowance for loan losses as a ratio of non-performing loans increased to 132.10% at December 31, 1993, as compared with 89.86% at December
31, 1992. While management uses available information to provide for possible loan losses, future additions to the allowance may be necessary based on future changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the
Registrant's allowance for loan losses. Such agencies may require the
Registrant to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. Based on current economic conditions, management considers the allowance at December 31,
1993 adequate to cover the possible risk of loss in the loan portfolio.

ASSET QUALITY (continued)

  Transactions in the Allowance for Loan Losses are maintained by six major categories and are summarized as follows for the years ended
December 31,

(dollars in thousands)
                     1993          1992         1991         1990         1989
Loans (net of unearned income):
 Average Balance $1,003,679    $1,139,265   $1,260,131  $1,244,673   $1,228,589
 End of Period    1,017,084     1,045,183    1,218,829   1,194,031    1,293,033

Analysis of Allowance for Loan Losses:
 Balance at Beginning
   of Period       $  58,497   $   54,164   $   28,501   $   9,734   $    8,238

Loans Charged-Off:
 Commercial, Financial &
  Agricultural     $  14,362   $   13,029   $   19,151  $    4,439   $      630
 Mortgage Loans-
 Commercial            2,310        2,717       15,776          -            -
 Mortgage Loans-
 Residential           2,588          149          472          43           -
 Mortgage Loans-
 Construction             68           -         7,660       4,274          801
 Land Loans            1,006        1,174        8,177       2,300            -
 Consumer Loans        1,214        2,207        3,217       1,873        1,111
Total Charge-Offs  $  21,548   $   19,276   $   54,453  $   12,929    $   2,542

Recoveries of Loans Charged-Off:
 Commercial, Financial
   & Agricultural  $   2,557   $    1,097   $      212  $       44    $     201
 Mortgage Loans-
 Commercial              452          156           -            -          -
 Mortgage Loans-
 Residential              50          125           -            -          -
 Mortgage Loans-
 Construction             51          115           41           -          -
 Land Loans               60          562          185           -          -
 Consumer Loans          506          554          298         370          287
Total Recoveries  $    3,676   $    2,609   $      736  $      414     $    488

Net Loans
 Charged-Off      $   17,872   $   16,667   $   53,717  $   12,515     $  2,054
Provision for
 Loan Losses           6,000       21,000       64,800      31,282        3,550
Additional Allowance Resulting
  from Acquisition        -            -        14,580         -             -
Balance at
  End of Period    $   46,625   $   58,497  $   54,164  $   28,501      $ 9,734

Ratio of Net Charge-Offs
 to Average Loans        1.78%        1.46%       4.26%       1.01%       0.17%

Ratio of Allowance for
 Loan Losses to
 Non-performing Loans   132.10%       89.86%      69.41%     45.92%      44.29%

  Pursuant to a regulatory requirement, the table below provides the components of the allowance for loan losses by loan classification at each year end. As such amounts reflect management's best estimate of possible losses and may not necessarily be indicative of actual future charge-offs by loan classification.
It should be further emphasized that management believes that the allowance must be viewed in its entirety and is therefore available for loan losses in any classification.

(dollars in thousands)
                 Percentage      Percentage  Percentage    Percentage  Percentage
                     of              of         of              of         of
                    Loans to      Loans to     Loans to      Loans to   Loans to
              1993   Total   1992  Total  1991   Total  1990   Total 1989 Total
               Amount Loans  Amount Loans Amount Loans Amount  Loans Amount Loans
Commercial, Financial
& Agricultural$18,120 24.97%$25,030 27.12%$25,538 25.63%$14,666 25.81%$5,709 18.77%
Mortgage Loans-
Commercial     19,810 28.37  16,485 25.48  14,808 22.34   7,814 22.51  1,814 20.19%
Mortgage Loans-
Residential     2,254 35.31   1,537 33.30   1,084 36.06     209 30.30    109 38.54%
Mortgage Loans-
Construction    2,153  1.93   2,752  2.83   6,546  4.44   2,993  4.95    493  4.88%
Land Loans      2,516  3.61   4,406  4.71   4,861  3.87   1,710  7.29    500  7.46%
Consumer Loans    897  5.81     788  6.56   1,327  7.66   1,109  9.14  1,109 10.16%
Unallocated       875    -    7,499    -       -      -      -     -      -    -
  Total     $ 46,625 100.00%$58,497 100.00%$54,164 100.00%$28,501 100.00%$ 9,734 100.00%

EXHIBIT 13 ANNUAL REPORT TO SECURITY HOLD

OTHER NON-INTEREST INCOME
  Other income, net of security gains, increased to $16.5 million, or 12.7% from the $14.6 million realized in 1992. Net security gains in 1993 were $1.5 million, as compared with $9.4 million in the comparable prior year period.
  Since the beginning of 1992, the Registrant has emphasized the diversification of revenue sources to enhance operating results and expand the Registrant's revenue base. Through the conversion of the former savings bank branches into full service commercial branches, growth in the demand deposit base, increases in per item fees, new products and services and internal analysis to ensure the optimum level of cost and benefit are attained, the Registrant has realized improvements in substantially all facets of non-interest revenue. Fees and service charges on deposit accounts improved 25.1% to $7.5 million in 1993; trust fees and commissions realized a 10.4% improvement to $1.7 million in 1993 and income from mortgage banking operations demonstrated a 10.6% increase to $3.6 million in 1993.
Growth in income from mortgage banking operations, however, was partially offset in 1993 by the acceleration of the amortization of certain servicing intangibles.

OTHER EXPENSES
  Other expenses decreased to $66.7 million in 1993, or $3.6 million, from that incurred in the prior year, primarily the result of a $1.7 million decline in other real estate related expenses, a $1.2 million restructure charge recorded in the prior year and a $1.6 million decline in other operating costs. These improvements were partially offset by minimal increases in other expense categories. The Registrant's core efficiency ratio, which represents the ratio of other expenses, net of other real estate related costs and other non-recurring charges, to net interest income on a tax equivalent basis and other income net of security gains, improved to 54.98% in 1993 from 60.82% in the comparable prior year period. This improvement was achieved as operating expense levels declined while the amount of net interest income and other fee based income improved.
  Other real estate related operating expenses declined to $14.3 million in 1993 as compared with $16.0 million in the prior year. Included in the 1993 balance was
$7.9 million in net write downs to current fair value, representing a $2.2 million decline from the prior year, and $6.4 million in other real estate operating expenses which include costs such as legal fees, taxes, maintenance, title and lien filing fees. As the level of other real estate continues to decline, the
Registrant anticipates that related costs will also decrease.

PROVISION FOR INCOME TAXES
  Effective January 1, 1993, the Registrant adopted the new accounting standard for income taxes, Statement of Financial Accounting Standards ("SFAS") No. 109.
Prior to 1993, the Registrant determined its income tax expense under the provisions of Accounting Principles Board Opinion No. 11. SFAS No. 109 requires the use of the asset and liability method in determining the tax effect of temporary differences in the recognition of items of income and expense. SFAS No.
109 allows the recognition of a tax benefit for net operating loss carryforwards if realization of that benefit is "more likely than not". A valuation allowance is to be established to reduce the deferred tax asset if, based on the
Registrant's current valuation, it believes that it is "more likely than not" that all or some of that asset will not be realized. The adoption of SFAS No. 109 did not have a material effect on the Registrant's financial position or results of operations as a corresponding valuation allowance for the entire amount of the additional net tax benefit was established. The valuation allowance for deferred tax assets relates to both the establishment of a reserve upon the adoption of
SFAS No. 109 which approximated previous unrealized potential tax benefits and a reserve equivalent to the potential New York State tax benefit. The Registrant has elected to fully reserve for the potential New York State benefit due to the uncertainties of realization since state law does not provide for the utilization of net operating loss carryforwards or carrybacks. The Registrant has and will continue to recognize these benefits on a when realized basis.
  The Registrant recorded a $7.5 million provision for income taxes in 1993, equating to an effective income tax rate of 33.3%, as compared with a provision of $2.2 million, or an effective income tax rate of 55.9%, in 1992. The primary components of the decline in the effective tax rate include a reduction in the
Registrant's state income taxes coupled with the realization of state benefits.

CAPITAL
  During the latter part of 1992 and early 1993, the Registrant undertook a capital raising plan to raise the funds necessary to repay the Registrant's $20 million Series B Senior Note obligation ("Series B Notes") due August 1, 1993. In
November 1992, the Registrant's Dividend Reinvestment Plan was revised to (i) increase the discount to market value at which participants could purchase shares of the Registrant's common stock, (ii) increase the maximum optional cash investment and (iii) permit cash investments in excess of the maximum allowed with prior written approval of the Registrant. As a result, the Registrant raised approximately $13 million in capital through the revised Dividend Reinvestment
Plan. An additional source of capital was the exercise of the Registrant's Series
A common stock warrants, which were issued in August 1992 to the holders of the
Registrant's senior note obligations and which expired upon full repayment of the
Series B Senior Notes. In anticipation of full prepayment of the Series B Notes, the holders of the warrants exercised them in February 1993, receiving 536,975 shares of the Registrant's common stock in exchange for $3.5 million. The final step in the Registrant's capital raising plan was the overseas private placement of approximately 1 million shares of common stock in March 1993, raising approximately $9.5 million in capital. These capital raising endeavors, coupled with the retention of earnings during 1993, increased stockholders equity to
$154.5 million at December 31, 1993.

CAPITAL (continued)
   The Federal Reserve Board has formal capital guidelines which bank holding companies are required to meet. These guidelines include the "risk-based" capital ratios and the leverage ratios, discussed below. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios will represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines currently require all bank holding companies to maintain a minimum ratio of total capital to risk-weighted assets of
8.00%, including a minimum ratio of Tier 1 capital to risk-weighted assets of
4.00%. The Federal Deposit Insurance Corporation has adopted comparable capital guidelines for state banks which are not members of the Federal Reserve System.

  Tier 1 capital consists of common equity, qualifying perpetual preferred equity and minority interests in the equity accounts of unconsolidated subsidiaries, less goodwill and other non-qualifying intangibles. After December 31, 1992, the allowance for loan losses qualifys only as supplementary capital and then only to the extent of 1.25% of total risk-weighted assets. Other elements of supplementary capital, which is limited overall to 100% of Tier 1 capital, include perpetual preferred equity not qualifying for Tier 1, mandatory convertible debt and subordinated and other qualifying securities.

  The following table sets forth the Registrant's regulatory capital as of
December 31, 1993 under the rules applicable at such date.  The
Registrant was in
compliance with applicable regulatory requirements in effect as of such date.

                                     As of December 31, 1993
                                      (dollars in thousands)
                             Amount                           Ratio
Tier 1 Capital              $  145,095                      13.59%
Regulatory Requirement          42,717                       4.00%
Excess                      $  102,378                       9.59%

Total Risk Adjusted Capital $  158,854                      14.88%
Regulatory Requirement          85,434                       8.00%
Excess                      $   73,420                       6.88%

Risk Weighted Assets        $1,067,920

   The Registrant's leverage ratio at December 31, 1993 was 7.55%.

   The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") became effective December 19, 1991. FDICIA substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other banking statutes. Among other things, FDICIA requires the federal banking regulators to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements.
FDICIA establishes five categories: "well capitalized", "adequately capitalized",
"undercapitalized", "significantly undercapitalized" and "critically undercapitalized". Under the regulations, a "well-capitalized" institution has a minimum total capital to total risk weighted assets of at least 10%, a minimum
Tier I capital to total risk weighted assets of 6%, a minimum leverage ratio of at least 5% and is not subject to any written order, agreement or directive.

REGULATORY MATTERS
   On February 17, 1994, the Federal Deposit Insurance Corporation (the "FDIC") notified the Bank that based on the improvement in it's financial condition, the
FDIC was terminating the Memorandum of Understanding (the "MOU") dated August 25,
1993 between the Bank, the FDIC and the New York State Banking
Department (the
"NYSBD"). The MOU required the Bank to, among other things, (i) maintain a Tier
I leverage ratio of 5.50%; (ii) reduce the level of classified assets as a ratio of capital and reserves and (iii) charge off all assets classified "Loss" and 50% of those classified "Doubtful" in the FDIC and NYSBD Reports on Examination. The
Bank received similar notification from the NYSBD on February 23, 1994.
  On February 1, 1994, the Federal Reserve Bank of New York notified the
Registrant that in light of the noticeable improvement in its financial condition the Memorandum of Understanding dated October 22, 1992 was terminated. The Federal
Reserve Bank memorandum prohibited the Registrant from, among other things, the payment of dividends and the renewal or modification of the terms of existing indebtedness without prior regulatory approval.

EFFECTS OF INFLATION
  Virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the general levels of inflation.
Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of this Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    NORTH FORK BANCORPORATION, INC.



Dated:  September 27, 1994                BY: /s/ John A. Kanas
                                                  JOHN A. KANAS,
                                                  President
                                             (Principal Executive
                                                       Officer)



                                          BY:/s/ Daniel M. Healy
                                                 DANIEL M. HEALY,
                                                 Executive Vice
                                                    President &
                                                Chief Financial
                                                   Officer
                                             (Principal Accounting
                                                        Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                           Title                     Date


/s/ John A. Kanas           President and                  9/27/94
 John A. Kanas            Chairman of the Board


/s/ John Bohlsen                  Director                 9/27/94
 John Bohlsen


/s/Malcolm J. Delaney             Director                 9/27/94
 Malcolm J. Delaney


/s/Allan C. Dickerson             Director                 9/27/94
Allan C. Dickerson


/s/Lloyd A. Gerard                Director                 9/27/94
 Lloyd A. Gerard


/s/James F. Reeve                 Director                 9/27/94
 James F. Reeve


/s/James H. Rich, Jr.             Director                 9/27/94
 James H. Rich, Jr.


/s/George H. Rowsom               Director                 9/27/94
 George H. Rowsom


/s/Raymond W. Terry, Jr.          Director                 9/27/94
 Raymond W. Terry, Jr.