Form 10-Q/A
period 1994-06-30
NORTH FORK BANCORPORATION INC
filed 1994-09-28
CIK 352510

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549


FORM 10-Q1A


AMENDMENT NO. 1

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended:
                                  June 30, 1994


                       NORTH FORK BANCORPORATION, INC.
    (Exact name of registrant as specified in its charter)


            DELAWARE                             36-315460
(State or other Jurisdiction of            (I.R.S.  Employer
  incorporation or organization)           Identification No.)


  9025 ROUTE 25, MATTITUCK, NEW YORK                         11952
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

The Registrant hereby amends ITEM 2. "MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of its
Quarterly Report on Form 10-Q for the quarter ended June 30, 1994. The amendments are as follows:

                  The fourth paragraph in the Net Interest Income
Section of
Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations has been amended to read:

                  The increase in average interest earning assets and interest bearing liabilities is attributable to the Registrant instituting a balance sheet leverage strategy during the latter half of 1993 to effectively utilize capital, benefit from the existing steepness in the yield curve, and enhance operating results. Utilizing funds obtained through short-term repurchase agreements, the Registrant invests primarily in agency guaranteed mortgage-backed securities. The repurchase agreement borrowings are usually for a period of ninety days, whereas the funds are invested primarily in seven and fifteen year mortgage-backed securities with original weighted average lives of approximately three to four years. To mitigate interest rate risk assumed in this strategy due to the differences in the maturities of these assets and liabilities and maintain the level of interest rate risk within management's established guidelines, the Registrant entered into certain off-balance sheet agreements. The estimated fair market value of these off balance sheet instruments was $1.1 million or an excess over the carrying value of $0.6 million at June 30, 1994. This compares to a market value of $.8 million and $.7 million at March 31, 1994 and December 31, 1993, respectively. This increase in market value reflects the impact of higher market interest rates on the value of instruments which provides a hedge for the Registrant's short term liability cost. The interest rate swap, cap, and floor agreements outstanding as of June 30, 1994, mature in September and December of 1995, respectively.

                  The fifth paragraph in the Securities Section of
Item 2,
Management's Discussion and Analysis of Financial Condition and
Results of Operations has been amended to read:

                  The Registrant's total mortgage backed security holdings included in both its available for sale and held to maturity portfolios was $673.0 million at June 30, 1994 with an aggregate fair market value of $649.3 million or a net pre-tax unrealized loss of $23.7 million. This compares to holdings of $665.5 million with a fair market value of $667.6 million at year end December 31, 1993. The declining value is the result of the previously identified increases in market interest rates throughout the first half of 1994. The securities holdings are principally fixed rate and the value of these instruments moves in an inverse relationship to interest rates.

                  The unrealized losses on these mortgage backed securities, exclusive of its impact on equity pursuant to SFAS 115, will affect the results of operations to the extent that the below market yields on these assets create a potential for compression of net interest margin. The liquidity of securities with unrealized losses will be limited, for pledging purposes, to the fair market value of the instruments.

ITEM 2 is hereby amended and restated in its entirety as follows:

                                                PART I

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

                The increase in average interest earning assets and interest bearing liabilities is attributable to the Registrant instituting a balance sheet leverage strategy during the latter half of 1993 to effectively utilize capital, benefit from the existing steepness in the yield curve, and enhance operating results. Utilizing funds obtained through short-term repurchase agreements, the Registrant invests primarily in agency guaranteed mortgage-backed securities. The repurchase agreement borrowings are usually for a period of ninety days, whereas the funds are invested primarily in seven and fifteen year mortgage-backed securities with original weighted average lives of approximately three to four years. To mitigate interest rate risk assumed in this strategy due to the differences in the maturities of these assets and liabilities and maintain the level of interest rate risk within management's established guidelines, the Registrant entered into certain off-balance sheet agreements. The estimated fair market

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS
OF OPERATIONS

Net Interest Income (continued)

value of these off balance sheet instruments was $1.1 million or an excess over the carrying value of $0.6 million at June 30, 1994. This compares to a market value of $.8 million and $.7 million at March 31,
1994 and December 31, 1993, respectively. This increase in market value reflects the impact of higher market interest rates on the value of instruments which provides a hedge for the Registrant's short term liability cost. The interest rate swap, cap, and floor agreements outstanding as of June 30, 1994, mature in September and December of
1995, respectively.

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

  Interest incurred on other time deposits declined $.6 million to
$2.6 million
in the second quarter of 1994 as compared to $3.2 million during the comparable
prior year period.  The average balance of time deposits has declined  $37.3
million, or 10.5%, from the comparable prior year period levels. The average balance of savings, N.O.W., and money market accounts during the second quarter of 1994 aggregated $873.7 million and remained virtually unchanged as compared to
$874.8 million for the comparable prior year period. Conversely, average demand deposits increased $42.8 million for the second quarter of 1994, as compared to the comparable period of the prior year, further evidence of the success of the
Registrant's conversion of its former savings bank subsidiary to a full service commercial bank and the Registrant's continued efforts to expand its small and medium sized commercial client base. Demand deposits comprised 18.7% of total deposits at June 30, 1994, as compared to 16.4% for the comparable period of the prior year. The increase in interest expense was partially offset by a $0.9 million decline in the Registrant's overall cost of funds. This decline is attributable to a $1.0 decrease in the Registrant's core deposit funding cost and a reduction in its other borrowing cost resulting from the refinancing of its
Senior Note Payable, partially offset by the impact the rise in market interest rates have had on its short-term borrowings.

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

FOR THE THREE MONTHS ENDED

                          JUNE 30, 1994 OVER JUNE 30, 1993
(dollars in thousands)
                                    Changes Due To               Net
                                   Volume       Rate           Change
INTEREST EARNING ASSETS:
Interest Earning
 Deposits                             $     1          (7)           (6)
Taxable Securities                      1,231        ( 23)         1,208
Non-Taxable State and
 Municipal Obligations*                   634        (152)           482
Mortgage-Backed Securities              1,270         400          1,670
Taxable Loans including
    Non-accrual Loans                     445        (145)           300
Non-Taxable Loans*                      (164)        ( 65)          (229)
Federal Funds Sold                      (177)          69           (108)
Total Interest Earning Assets          3,240           77           3,317

INTEREST BEARING LIABILITIES:
Savings, NOW, & Money Market Deposits     (6)        (781)           (787)
Other Time Deposits                     (322)        (233)           (555)
Short-Term Borrowings                  1,723          359           2,082
Other Borrowings                          97         (194)            (97)
Total Interest Bearing Liabilities     1,493         (849)            644

Net Change in Net Interest Income*  $  1,747       $   926        $ 2,673

* Taxable equivalent basis.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF
OPERATIONS

Net Interest Income (continued)

FOR THE SIX MONTHS ENDED
                              JUNE 30, 1994 OVER JUNE 30, 1993
(dollars in thousands)
                                     Changes Due To              Net
                                     Volume       Rate          Change
INTEREST EARNING ASSETS:
Interest Earning Deposit            $      2           ( 8)        (6)
Taxable Securities                     1,544           (25)     1,518
Non-Taxable State and Municipal
 Obligations*                          1,092          (326)       766
Mortgage-Backed Securities             4,530          (682)     3,848
Taxable Loans including
   Non-accrual Loans                     310         (1,361)   (1,051)
Non-Taxable Loans*                      (291)           (58)     (349)
Federal Funds Sold                      (337)            79      (258)
Total Interest Earning Assets          6,850         (2,381)    4,469

INTEREST BEARING LIABILITIES:
Savings, NOW, & Money
   Market Deposits                      (220)       (1,603)    (1,823)
Other Time Deposits                     (620)         (681)    (1,301)
Short-Term Borrowings                  3,828           159      3,987
Other Borrowings                        (209)         (278)      (487)
Total Interest Bearing Liabilities     2,779        (2,403)       376

Net Change in Net Interest Income*  $  4,071     $  ( 22)    $  4,093

* Taxable equivalent basis.

        The Registrant's net interest margin on a tax equivalent basis, which measures the rate of net interest income earned for each dollar of average interest earning asset, increased to 4.78% in the 1994 second quarter, as compared with
4.76% for the comparable prior year period.

        The Registrant's net interest margin on a tax equivalent basis decreased to
4.68%, for the six months ended June 30, 1994, as compared with 4.88% for the comparable prior year period.
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF
OPERATIONS

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

ANALYSIS OF NET INTEREST INCOME


                                           THREE MONTHS ENDED
                          JUNE 30, 1994                      JUNE 30, 1993
                           Average    Average         Average            Average
                            Balance     Rate          Balance              Rate

(dollars in thousands)
Interest Earning Assets:

Interest Earning Deposits  $     1,561       0.60%       $ 1,191         2.64%
Taxable Securities             122,247       5.70%        35,612         5.94%
Non-Taxable Municipals          55,045       5.83%        13,988         9.13%
Mortgage-Backed Securities     659,270       5.60%       567,325         5.33%
Taxable Loans                1,007,802       8.33%       986,450         8.39%
Non-Taxable Loans                9,273      13.89%        13,807        15.97%
Federal Funds Sold and Securities
 Purchased Under Agreements
 to Resell                      13,240       4.09%        32,593         3.00%
Total Interest
    Earning Assets         $ 1,868,438       7.12%    $ 1,650,966        7.25%

Interest and Non-Interest Bearing Liabilities:

Savings, N.O.W and
 Money Market Deposits      $   873,714       2.03%   $   874,784         2.38%
Time Deposits                   316,659       3.34%       353,950         3.62%
Total Savings &
   Time Deposits            $ 1,190,373       2.38%   $ 1,228,734         2.74%
Federal Funds Purchased
 and Securities Sold
 Under Agreements
 to Repurchase                  323,520       4.14%       150,784         3.34%
Other Borrowed Funds             23,956       8.16%        20,169        11.62%
Total Interest
   Bearing Liabilities      $ 1,537,849       2.84%   $ 1,399,687         2.93%
Other Liabilities &
 Stockholders' Equity
(Net of Non-Interest
 Earning Assets)                330,589                   251,279

Total Liabilities &
 Stockholders' Equity
 (Net of Non-Interest
 Earning Assets)            $ 1,868,438               $ 1,650,966

Rate Spread                                  4.28%                       4.32%

Net Yield on Interest-
Earning Assets
  (Tax Equivalent Basis)                      4.78%                      4.76%

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF
OPERATIONS (continued)


Net Interest Income (continued)

ANALYSIS OF NET INTEREST INCOME
(unaudited)



                                      SIX MONTHS ENDED
                          JUNE 30, 1994                     JUNE 30, 1993
                                Average     Average       Average    Average
                               Balance       Rate        Balance       Rate
(dollars in thousands)
Interest Earning Assets:

Interest Earning Deposits      $  1,012       0.78%     $     770       2.56%
Taxable Securities               91,114       5.69%        36,443       5.83%
Non-Taxable Municipals           50,594       5.74%        14,994       9.07%
Mortgage-Backed Securities      667,532       5.35%       497,874       5.62%
Taxable Loans                 1,006,775       8.22%       999,361       8.49%
Non-Taxable Loans                 9,880      14.07%        14,014      14.94%
Federal Funds Sold and Securities
 Purchased Under
 Agreements to Resell            14,771       3.58%        34,444       3.04%
Total Interest
    Earning Assets          $ 1,841,678       6.98%   $ 1,597,899       7.48%

Interest and Non-Interest Bearing Liabilities:

Savings, N.O.W and
 Money Market Deposits      $   874,157       2.04%   $   892,924       2.41%
Time Deposits                   324,817       3.35%       359,972       3.75%
Total Savings &
  Time Deposits             $ 1,198,974       2.39%    $ 1,252,896      2.79%
Federal Funds Purchased
 and Securities Sold Under
  Agreements to Repurchase      299,960       3.85%         98,986      3.55%
Other Borrowed Funds             21,989       9.31%         25,944     11.68%
Total Interest
   Bearing Liabilities      $ 1,520,923       2.78%     $1,377,826     3.01%
Other Liabilities and
 Stockholders' Equity
 (Net of Non-Interest
      Earning Assets)           320,755                    220,073

Total Liabilities and
 Stockholders' Equity
 (Net of Non-Interest
      Earning Assets)       $ 1,841,678                 $1,597,899
Rate Spread                                    4.20%                  4.47%

Net Yield on Interest-Earning Assets
 (Tax Equivalent Basis)                        4.68%                   4.88%

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

              Other real estate owned, which includes other real estate and in-substance foreclosures, declined to $14.0 million at June 30, 1994 from $21.9 million at December 31, 1993, and $48.7 million at June 30, 1993.
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS
OF OPERATIONS

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

            The Registrant's total mortgage backed security
holdings included in
both its available for sale and held to maturity portfolios was
$673.0
million at June 30, 1994 with an aggregate fair market value of
$649.3
million or a net pre-tax unrealized loss of $23.7 million. This compares to holdings of $665.5 million with a fair market value of $667.6 million at year end December 31, 1993. The declining value is the result of the previously identified increases in market interest rates throughout the first half of 1994. The securities holdings are principally fixed rate and the value of these instruments moves in an inverse relationship to interest rates.

            The unrealized losses on these mortgage backed securities, exclusive of its impact on equity pursuant to SFAS 115, will affect the results of operations to the extent that the below market yields on these assets create a potential for compression of net interest margin. The liquidity of securities with unrealized losses will be limited, for pledging purposes, to the fair market value of the instruments.

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

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Other Matters  (continued)

              Under the agreement, each share of Metro common stock will be exchanged for a minimum of 1.645 shares (except as otherwise noted below) or a maximum of 1.759 shares of the Registrant's. The actual exchange ratio will, within this range, depend upon the average closing share price of the Registrant in the 20 trading days ending on the fifth business day prior to the date on which the last of all required regulatory approvals for the transaction are received. If the average closing price of the Registrant during this period is between $14.50 and $15.50, each share of Metro common stock will be converted into the number of the Registrant's shares equal to $25.50 divided by such average closing price. The agreement permits Metro to terminate the transaction if the average closing price of the Registrant's shares during that period falls below $12.50 unless the Registrant elects to increase the exchange ratio so that the number of shares of the Registrant's stock issued for each share of Metro common stock has a value (at such average closing price) of $21.99. The Registrant also received an option to acquire up to 9.9% of Metro's outstanding shares at a price of $21 per share should certain events occur as defined in the Stock Option Agreement.

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


Date:  September 27, 1994                         /s/Daniel M. Healy
                                                   Daniel M. Healy
                                                   Executive Vice President &
                                                   Chief Financial Officer