Form 10-Q
period 1994-09-30
NORTH FORK BANCORPORATION INC
filed 1994-11-14
CIK 352510

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C. 20549

                                FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended:      September 30, 1994


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

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASSES OF COMMON STOCK       NUMBER OF SHARES OUTSTANDING 11/13/94
         $2.50 Par Value                                 14,420,937

                                  INDEX

                      PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited).
           North Fork Bancorporation, Inc. and Subsidiaries
           (1.)   Consolidated Balance Sheets
           (2.)   Consolidated Statements of Income.
           (3.)   Consolidated Statements of Cash Flows.
           (4.)   Consolidated Statements of Changes in
                     Stockholders' Equity.
           (5.)   Notes to Consolidated Financial Statements.


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

          a) The Registrant held a special meeting of its stockholder's on November 10, 1994 to approve the merger with Metro Bancshares, Inc. The Registrant's Stockholders approved with
10,140,487 affirmative votes cast, 135,345 negative votes cast and 80,800 votes abstaining, the Registrant's Merger with Metro
Bancshares, Inc.

ITEM 5.     OTHER INFORMATION
             Not Applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits
             (11) Statement Re: Computation of per share earnings.

        (b) Current Reports on Form 8-K: dated July 20, 1994. Current Reports on Form 8-K: dated October 17, 1994. Current Reports on Form 8-K: dated October 26, 1994. Current Reports on Form 8-K: dated October 28, 1994.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

                                September 30,        December 31,   September 30,
                                      1994             1993            1993
 ASSETS                            (unaudited)                       (unaudited)
Cash & Due from Banks                 $  64,290         $ 75,070       $  62,658
Interest Earning Deposits                   585              290             290
 Federal Funds Sold and Securities
  Purchased under Agreements
  to Resell                                -                 -            34,050
 Securities Available for Sale(Market
  Value of $201,489 at December 31,1993
  and $207,063 at September 30, 1993)    202,772          200,219        205,041
  Securities Held to Maturity            639,812          548,497        578,482
Loans:                                   999,361        1,029,763      1,012,245
  Less:Unearned Income & Fees             10,597           12,679         13,595
       Allowance for Loan Losses          41,176           46,625         49,040
     Net Loans                           947,588          970,459        949,610
Premises & Equipment, Net                 31,784           33,277         33,348
Accrued Income Receivable                 12,566           11,924         11,346
Other Real Estate                         14,449           21,899         38,016
Other Assets                              17,786           12,955         16,209
Excess of Cost over Fair Value
 of Net Assets Acquired                    8,764            9,291          9,466
     Total Assets                    $ 1,940,396     $  1,883,881    $ 1,938,516
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand Deposits                      $   291,113     $    257,447    $   239,254
Savings, N.O.W. & Money Market
  Deposits                               862,277          866,808        867,985
Certificates of Deposits in Amounts
  of $100,000 & Over                      55,825           32,297         24,821
Other Time Deposits                      269,917          285,718        296,840
     Total Deposits                    1,479,132        1,442,270      1,428,900
Federal Funds Purchased & Securities
  Sold Under Agreements to Repurchase    200,217          255,643        325,779
Federal Home Loan Bank Advances           50,000              -              -
Senior Note Payable                       25,000           20,000         20,000
Mortgage Notes Payable                       -                 -              62
Accrued Taxes, Interest & Other
  Expenses                                10,857            9,439          7,003
Other Liabilities                          2,114            2,057            495
Dividends Payable                          1,435              -              -
Purchased Security Liabilities             2,108              -              495
Total Liabilities                   $  1,770,863     $   1,729,409   $ 1,788,451
STOCKHOLDERS' EQUITY
Preferred Stock, par value $1.00;
  authorized 10,000,000
  shares,unissued                           -               -               -
Common stock, par value $2.50;
  authorized 50,000,000 shares;
  issued & outstanding 14,349,420,
  14,109,554, and 14,088,768 shares
  at the periods ending, respectively     35,874            35,274        35,222
Additional Paid-in Capital                96,040            94,487        94,299
Retained Earnings                         40,640            25,140        21,025
Less:
Unrealized Loss on Securities
  Available for Sale, Net of Taxes        (2,649)              -              -

Restricted Stock Awards                     (354)             (428)         (396)
Treasury Stock, at cost: 1,253, 73,
 and 8,073 shares at the periods
 ending, respectively                        (18)               (1)          (85)
Total Stockholders' Equity               169,533           154,472       150,065
Total Liabilities and
 Stockholders' Equity               $  1,940,396     $   1,883,881   $ 1,938,516

CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)
(dollars in thousands, except per share amounts)

                                 Three Months Ended        Nine Months Ended
as of September 30,                1994          1993        1994         1993
                              (unaudited)  (unaudited)   (unaudited) (unaudited)
INTEREST INCOME
Loans (including fee income)    $  21,138   $   20,452     $  62,588    $ 63,185
Mortgage-Backed Securities          9,728        8,406        27,447      22,275
U.S. Treasury & Government
 Agency Securities                  1,684          493         3,937       1,390
State & Municipal Obligations         590          317         1,521         777
Other Securities                      175           13           413          73
Federal Funds Sold and Securities
 Purchased under Agreements to Resell  85          197           347         717
Interest Earning Deposits               4            2             8          12
Total Interest Income              33,404       29,880        96,261      88,429

INTEREST EXPENSE
Savings, NOW & Money
 Market Deposits                    4,553        4,791        13,384       15,444
Certificates of Deposit, $100,000
  and Over                            544          274         1,260          819
Other Time Deposits                 2,369        2,699         7,041        8,844
Federal Funds Purchased &
 Securities Sold Under Agreements
 to Repurchase                      3,104        1,911         8,623        3,655
Federal Home Loan Bank Advances       209            -           422          -
Other Borrowings                      475          549         1,490        2,052
   Total Interest Expense          11,254       10,224        32,220       30,814
   Net Interest Income             22,150       19,656        64,041       57,615
Provision for Loan Losses             750        1,000         2,500        5,500
   Net Interest Income after
   Provision for Loan Losses       21,400       18,656        61,541       52,115

NON-INTEREST INCOME
Service Charges on Deposit
   Accounts                         2,293        1,843         6,885        5,487
Trust Income                          427          393         1,277        1,204
Mortgage Banking Operations           397          869         1,465        2,911
Other Operating Income                945        1,075         2,761        3,176
Net Securities (Loss)/Gains            -            51           (54)       1,442
     Total Non-Interest Income      4,062        4,231        12,334       14,220

NON-INTEREST EXPENSE
Salaries & Benefits                 6,405        5,966        18,876       17,783
Net Occupancy                       1,232        1,232         3,701        3,771
Equipment                             973        1,218         2,935        3,743
Other Real Estate                     544        4,121         4,283       10,522
FDIC Assessment                       801          914         2,608        2,835
Prepayment Charge Senior Note
  Retirement                           -           -             876          -
Amortization of Excess of Cost Over
  Fair Value of Net Assets Acquired   176          176           527          528
Other Operating Expenses            3,564        3,528        10,231       10,475
    Total Non-Interest Expenses    13,695       17,155        44,037       49,657
Income Before Provision for Income
    Taxes                          11,767        5,732        29,838       16,678

Provision for Income Taxes          4,283        1,861        10,766        5,696
  Net Income                    $   7,484    $   3,871     $  19,072    $  10,982

Earnings and Dividends Per Share:
  Net Income                    $    0.50    $    0.26     $    1.28    $    0.77
  Cash Dividends                $    0.10             -     $   0.25           -

Weighted Average Common and Equivalent
  Shares Outstanding           15,054,150    14,725,164   14,936,827   14,245,764

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
 FOR NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)

                                                          1994              1993
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                              $  19,072       $ 10,982

Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Provision for Loan Losses                                 2,500          5,500
  Depreciation and Amortization                             2,505          4,325
  Provision for Losses on Real Estate Acquired in
    Settlement of Loans                                     2,655          6,085
  Amortization of Excess of Cost Over Fair Value of Net
    Assets Acquired                                           527            528
  Accretion of Discounts and Net Deferred Loan Fees          (965)          (568)
  Amortization of Premiums                                  6,434          6,036
  Net (Gains)\Losses on Securities Transactions                54         (1,442)
  Other, Net                                                2,384          1,631
      Net Cash Provided by Operating Activities            30,398         33,077

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Securities Held to Maturity            -          1,628
  Maturities, Calls and Principal Repayments on
     Securities Held to Maturity                          123,500        118,524
  Purchases of Securities Held to Maturity               (264,311)      (383,836)
  Proceeds from Sales of Securities Available for Sale     64,739       70,074
  Maturities and Principal Repayments on
     Securities Available for Sale                         43,149         28,837
  Purchases of Securities Available for Sale              (69,609)      (180,811)

  Loans Originated and Principal Repayments on Loans
   and Other Real Estate Owned, Net                        (8,827)       (17,190)
  Proceeds from Sales of Loans                             25,034         50,079
  Proceeds from Sales of Real Estate Acquired in
   Settlements of Loans                                     9,640         16,453

  Purchases of Premises and Equipment, Net                   (498)        (1,378)
    Net Cash Used in Investing Activities                 (77,183)      (297,620)

CONSOLIDATED STATEMENTS OF CASH FLOWS   (Unaudited)
 FOR NINE MONTHS ENDED SEPTEMBER 30,

                                                        1994               1993
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase\(Decrease) in Deposits                    $ 36,862      $ (71,034)
  Net (Decrease)\Increase in Short-Term Borrowings         (5,426)       297,579
  Proceeds from the Issuance of Senior Note Payable        25,000           -
  Repayments of Other Borrowings                          (20,000)       (20,112)
  Sale(Purchase) of Treasury Shares                           (26)          (58)
  Common Stock Sold for Cash                                2,027         19,012

  Dividends Paid on Common Stock                           (2,137)          -

   Net Cash Provided by Financing Activities               36,300        225,387

   Net Decrease in Cash and Cash Equivalents              (10,485)       (39,156)

 Cash and Cash Equivalents at Beginning of Year            75,360        136,154

 Cash and Cash Equivalents at End of Period                64,875         97,998


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:

    Interest Expense                                   $    31,431       $ 31,931
    Income Taxes                                       $     9,149       $  2,900



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

  Real Estate Acquired in Settlement of Loans and
     In-Substance Foreclosures                         $     6,182        $15,476

  Loans to facilitate the sale of Other
     Real Estate                                       $     8,584        $ 7,968

  Securities Transferred to Securities
    Available for Sale                                $     47,005        $   -


  During the period the Registrant purchased
   various investment securities which settled
   in October                                          $     2,108        $   495

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

(dollars in thousands)                 Unrealized Depreciation
                                             on Certain
                                              Marketable
                Common           Retained  Equity      Restricted  Treasury
                Stock  Surplus  Earnings  Securities  Stock Awards  Stock  Total
Bal. 12/31/92    $ 29,614    80,895    10,043      (25)     (675)    (29) 119,823
Net Income             -        -      10,982       -         -       -    10,982
Sale of Common Stock
 (1,569,245 shares) 3,991   11,024       -          -         -        -   15,015
Exercise of Warrants
 (646,975 shares)   1,617    2,390        -         -         -         -   4,007
 Amortization of Deferred
  Compensation re: Restricted
   Stock Awards       -          -        -         -        236        -     236
 Removal of Restrictions
  Accelerated  re:
  Restricted Stock Awards
  (4,500 shares)     -          -        -         -          22        -     22
 Forfeiture of Restricted
  Stock Awards
  (1,034 shares)    -          (10)     -         -           21      (11)    0
 Purchase of Treasury
  Stock (839 shares) -          -        -         -            -      (45)  (45)
 Net Change in Unrealized
  Depreciation on Certain
  Marketable Equity
  Securities        -          -        -         25           -      -       25
Bal. 9/30/93    $ 35,222     94,299    21,025      0        (396)    (85) 150,065

                                         Unrealized Loss
                                           on Securities
                                            Available
                Common            Retained     for      Restricted  Treasury
                Stock   Surplus  Earnings      Sale    Stock Awards  Stock  Total

Bal. 12/31/93   $ 35,274    94,487    25,140        -      (428)    (1)   154,472
Net Income         -         -        19,072       -         -       -     19,072
Cash Dividends Declared
 ($0.25 per share)   -       -       (3,572)       -         -       -    (3,572)
Sale of Common Stock
 (141,866 shares)     355    1,294        -         -        -        -     1,649
Exercise of Warrants
 (98,000 shares)      245      216       -         -        -         -       461
Amortization of Deferred
 Compensation re: Restricted
   Stock Awards       -         -          -         -       163      -       163
Removal of Restrictions
 Accelerated re:
 Restricted Stock Awards
  (1,000 shares)      -         -          -         -         4      -       4
Restricted Stock Awards
 (10,000 shares)      -         55        -         -       (122)     67      0
Forfeiture of Restricted
 Stock Awards
  (4,334 shares)      -         (12)       -         -        29     (58)    (41)
Purchase of Treasury Stock
  (1,846 shares)      -          -         -         -        -      (26)    (26)
Net Change in Fair Value
 of Securities Available for
Sale, Net of Taxes    -         -          -     (2,649)     -       -   (2,649)
 Bal. 9/30/94     $ 35,874     96,040    40,640   (2,649)     (354) (18)  169,533

                        North Fork Bancorporation, Inc.
                          and Subsidiaries

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)
                     September 30, 1994 and 1993

General
  In the opinion of management, all significant intercompany accounts and transactions have been eliminated in consolidation.
In addition, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations of the Registrant for the interim periods have been made. All such adjustments are of a normal and recurring nature. These statements should be read in conjunction with the Registrant's summary of significant accounting policies contained in its 1993 Annual Report on Form 10-K which is incorporated herein by reference.

Results of operations for the quarter and nine months ended
September 30, 1994 are not necessarily indicative of the results of operations which may be expected for the full year 1994 or any other interim periods.

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

  * Debt and equity securities not classified as either securities held to maturity or trading securities are classified as securities available for sale and reported at fair value. Unrealized gains and losses are excluded from earnings, and reported as a separate component of stockholders' equity, net of taxes. For the periods ended December 31, 1993, and September 30, 1993, the Registrant carried these securities at the lower of cost or market.

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

Accounting by Creditors for Impairment of a Loan:
Statement of Financial Accounting Standards No. 114, ("SFAS 114")
As amended by Statement of Financial Accounting Standards No. 118
("SFAS 118")

   SFAS 114, as amended by SFAS 118, which amends the income recognition and disclosure requirement of SFAS 114, addresses the accounting by creditors for impairment of certain loans. It is applicable to all creditors and to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, and debt securities (as defined in SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities"). It applies to all loans that are restructured in a troubled debt restructuring involving a modification of terms.

   SFAS 114, as amended requires that impaired loans that are within its scope be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price of the fair value of the collateral if the loan is collateral dependent.

   SFAS 114 applies to financial statements for fiscal years beginning after December 15, 1994. The Registrant is currently assessing the financial implications of the implementation of SFAS 114 and believes that it will not have a material adverse affect on its financial condition or its results of operations.

Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments:
Statement of Financial Accounting Standards No. 119 ("SFAS 119")

   SFAS 119 expands current financial instrument disclosure requirements by mandating similar disclosures regarding derivative instruments such as futures, forward, swap, and options contracts.

Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments:
Statement of Financial Accounting Standards No. 119 ("SFAS 119")
(continued)

   SFAS 119 applies to all fiscal years ending after December 15, 1994. The Registrant is currently assessing the financial disclosure implications of the implementation of SFAS 119 and believes it will not have a material effect as its current financial instruments disclosure already contains a significant amount of disclosure regarding such derivative instruments.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Summary
  North Fork Bancorporation, Inc. (the "Registrant") recognized net income of $7.5 million, or $.50 per share, for the quarter ended September 30, 1994, as compared with net income, of $3.9 million, or $.26 per share, for the comparable prior year period. Per share results are based on weighted average common and equivalent shares outstanding of 15,054,150 and 14,725,164 for the quarters ended September 30, 1994 and 1993, respectively.

  The increase in the Registrant's 1994 third quarter earnings, when compared with the prior year period, is primarily attributable to a $2.5 million increase in net interest income, a $.3 million decrease in the provision for loan losses, and a $3.5 million decrease in non-interest expense, partially offset by a $.2 million decrease in non-interest income.

Net Interest Income
  Net interest income, which represents the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities, is the Registrant's primary source of earnings.
Net interest income is affected by the level and composition of interest earning assets and interest bearing liabilities, as well as changes in market interest rates.

  Net interest income, on a fully taxable equivalent basis, increased $2.7 million, or 13.5%, to $22.7 million for the 1994 third quarter, as compared to $20.0 million for the comparable prior year period. The components of this increase include a $3.7 million increase in interest income, on a fully taxable equivalent basis, partially offset by a $1.0 million increase in interest expense.

  Average interest earning assets increased $134.4 million, or 7.8%, to $1.86 billion for the third quarter of 1994, as compared to $1.73 billion for the comparable prior year period. Average interest bearing liabilities increased $37.2 million, or 2.6%, to $1.5 billion for the third quarter of 1994, as compared to $1.46 billion for the comparable prior year period. Average Demand Deposit balances increased $45.8 million, or 19%, to $287.2 million for the third quarter of 1994, as compared to $241.4 million for the comparable prior year period.

  The increase in average interest earning assets and interest bearing liabilities is attributable to the Registrant instituting a balance sheet leverage strategy during the latter half of 1993 to effectively utilize capital, benefit from the steepness in the yield curve that existed, and enhance operating results. Utilizing funds obtained through short-term repurchase agreements, the Registrant invested primarily in agency guaranteed mortgage-backed securities. The repurchase agreement borrowings were usually for a period of ninety days, whereas the funds were invested primarily in seven and fifteen year mortgage-backed securities with original weighted average lives of

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Interest Income (continued)

approximately three to four years. Due to the increase in short term interest rates and a flattening of the yield curve during the latter half of 1994. The Registrant established a formal plan to reduce its current level of holdings of certain low yielding securities available for sale and utilize current cash flows to reduce its level of short term borrowings. The result of the strategy will be to reduce the Registrants exposure to future increases in interest rates, improve its net yield on interest earning assets and its capital ratios which is not expected to have a material impact on net interest income. To mitigate interest rate risk assumed in the initial leverage strategy due to the differences in the maturities of these assets and liabilities and maintain the level of interest rate risk within management's established guidelines, the Registrant entered into certain off-balance sheet agreements. The estimated fair market value of these off-balance sheet items was $.9 million, or an excess over the carrying value of $0.6 million at September 30, 1994. This compares to a market value of $1.1 million and $.7 million at June
30, 1994 and December 31, 1993, respectively. The decline in market value from June 30, 1994, to September 30, 1994 is primarily due to the shortening in remaining lives of these instruments. The interest rate swap, cap and floor agreements outstanding as of September 30, 1994 mature in September and December of 1995, respectively. The financial statement impact of this hedge strategy for the periods presented is not considered material.

  Interest income, on a fully taxable equivalent basis, increased $3.7 million to $33.9 million for the 1994 third quarter, from $30.2 million for the comparable prior year period. The yield on earning assets, on a tax equivalent basis, increased to 7.24% for the 1994 third quarter from 6.95% in the comparable prior year period. The increase in interest income, on a fully taxable equivalent basis, is attributable to (i) the Registrant's balance sheet leverage strategy, which has resulted in a higher level of interest earning assets, primarily agency guaranteed mortgage-backed securities, (ii) increases in the prime rate of interest during the first nine months of 1994, and (iii) the resultant impact of higher market interest rates on the Registrant's securities portfolio. The balance sheet leverage strategy while increasing net interest income has negatively impacted the yield on interest earning assets as proceeds are invested primarily in lower yielding mortgage backed and taxable securities. Interest earned on the Registrant's mortgage-backed securities portfolio increased $1.3 million to $9.7 million for the third quarter of 1994 as compared to $8.4 million for the comparable prior year period. Of this increase, $.2 million is due to an increase in average mortgage-backed securities of $14.9 million, or 2.3%, to $656.4 million in the third quarter of 1994 as compared to $641.5 million in the comparable prior year period, while $1.1 million of the increase is due to an increase in the yield on mortgage-backed

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income (continued)

securities to 5.88% during the third quarter of 1994 as compared to 5.20% during the comparable prior year period. The yield increase is the result of higher market interest rates and a corresponding slowdown of prepayments on certain securities contained in the portfolio.

  Interest earned on the Registrant's taxable securities increased $1.4 million to $1.9 million in the third quarter of 1994 when compared to $.5 million in the comparable prior year period. Average taxable securities increased $101.0 million or 256.0% to $140.5 million for the third quarter of 1994 as compared to $39.5 million for the comparable prior year period. The growth in average taxable securities consists primarily of short-term U.S. Treasury and certain U.S. Government Agency Obligations. Interest earned on the Registrant's loan portfolio, on a fully taxable equivalent basis, increased $.7 million to $21.3 million in the third quarter of 1994, when compared to $20.6 million during the comparable period of the prior year.

  Interest expense increased $1.0 million to $11.2 million for the 1994 third quarter, reflecting an effective cost of funds of 2.98%, as compared with $10.2 million, or an effective cost of funds of 2.78%, for the comparable prior year period.

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

   Interest incurred on short-term borrowings increased $1.4 million to $3.3 million in the third quarter of 1994 as compared to $1.9 million during the comparable prior year period. The average balance of short-term borrowings increased $52.0 million to $272.6 million for the third quarter of 1994, as compared to $220.6 million during the comparable prior year period. Of the $1.4 million increase in interest incurred on short-term borrowings, $.5 million is attributable to the growth in average short-term borrowings, and $.9 million is due to the effects of higher market interest rates.


  Interest incurred on Savings, NOW and Money Market deposit accounts declined $.2 million to $4.6 million in the third quarter of 1994 as compared to $4.8 million during the comparable prior year period. The average balance of these deposits declined $7.9 million, or .9%, from the comparable prior year period levels. The average balance of other Time Deposits declined $11.8 million to $327.4 million, or 3.5%, during the third quarter of 1994 as compared to $339.2 million for the comparable prior year period. Conversely, average demand deposits increased $45.8 million for the third quarter of 1994, as compared to the comparable period of the prior year, further evidence of the success of the Registrant's conversion of its former

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income (continued)

savings bank subsidiary to a full service commercial bank and the Registrant's continued efforts to expand its small and medium sized commercial client base. Demand deposits comprised 19.7% of total deposits at September 30, 1994, as compared to 16.7% for the comparable period of the prior year.

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

FOR THE THREE MONTHS ENDED            SEPTEMBER 30, 1994 OVER SEPTEMBER 30, 1993
(dollars in thousands)                        Changes Due To            Net
                                          Volume             Rate     Change
INTEREST EARNING ASSETS:
Interest Earning Deposits               $     2               0           2
Taxable Securities                        1,384             ( 10)     1,374
Non-Taxable State and Municipal
   Obligations*                             371               73        444
Mortgage-Backed Securities                  199            1,123      1,322
Taxable Loans including Non-accrual Loans   391              366        757
Non-Taxable Loans*                         (146)              45       (101)
Federal Funds Sold                         (181)              69       (112)
Total Interest Earning Assets             2,020            1,666      3,686

INTEREST BEARING LIABILITIES
Savings, NOW, & Money Market Deposits        (43)            (195)     (238)
Other Time Deposits                         (104)              44       (60)
Short-Term Borrowings                        518              884     1,402
Other Borrowings                             115             (189)      (74)
Total Interest Bearing Liabilities           486              544     1,030

Net Change in Net Interest Income*         1,534            1,122     2,656

* Taxable equivalent basis.

FOR THE NINE MONTHS ENDED            SEPTEMBER 30, 1994 OVER SEPTEMBER 30, 1993
(dollars in thousands)
                                            Changes Due To               Net
                                          Volume             Rate       Change
INTEREST EARNING ASSETS:
Interest Earning Deposits                $     3               (7)        (4)
Taxable Securities                         2,935              (50)     2,885
Non-Taxable State and Municipal
   Obligations*                            1,447             (211)     1,236
Mortgage-Backed Securities                 4,855              316      5,171
Taxable Loans including Non-accrual Loans    700           (1,002)      (302)
Non-Taxable Loans*                          (439)              (4)      (443)
Federal Funds Sold                          (513)             143       (370)
Total Interest Earning Assets              8,988             (815)     8,173

INTEREST BEARING LIABILITIES
Savings, NOW, & Money Market Deposits       (258)          (1,802)    (2,060)
Other Time Deposits                         (720)            (642)    (1,362)
Short-Term Borrowings                      4,577              812      5,389
Other Borrowings                             (81)            (480)      (561)
Total Interest Bearing Liabilities         3,518           (2,112)     1,406

Net Change in Net Interest Income*         5,470            1,297      6,767

* Taxable equivalent basis.

  The Registrant's net interest margin on a tax equivalent basis, which measures the rate of net interest income earned for each dollar of average interest earning asset, increased to 4.83% in the 1994 third quarter, as compared with 4.60% for the comparable prior year period.

  The Registrant's net interest margin on a tax equivalent basis decreased to 4.73%, for the nine months ended September 30, 1994, as compared with 4.78% for the comparable prior year period.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table presents and analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the three month and nine month periods ended September 30, 1994 and 1993, respectively:

ANALYSIS OF NET INTEREST INCOME
(unaudited)                                     THREE MONTHS ENDED
                                SEPTEMBER 30, 1994          SEPTEMBER 30, 1993
                               Average      Average        Average       Average
                                Balance       Rate          Balance        Rate

(dollars in thousands)
Interest Earning Assets
Interest Earning Deposits      $      465        3.50%       $   289        3.15%
Taxable Securities                140,510        5.43%        39,474        5.53%
Non-Taxable Municipals             52,596        6.83%        30,568        5.98%
Mortgage-Backed Securities        656,387        5.88%       641,465        5.20%
Taxable Loans                     992,931        8.36%       974,219        8.21%
Non-Taxable Loans                   9,013       15.47%        12,870       13.95%
Federal Funds Sold and
 Securities Purchased Under
 Agreements to Resell              7,571         4.46%         26,191       2.99%
Total Int. Earning Assets     $1,859,473         7.24%    $ 1,725,076       6.95%
Interest and Non-Interest
 Bearing Liabilities Savings,
 N.O.W  and Money Market
  Deposits                    $  871,137        2.07%    $   879,000        2.16%
Time Deposits                    327,406        3.53%        339,200        3.48%
Total Savings &
 Time Deposits                $1,198,543        2.47%    $ 1,218,200        2.53%
Federal Funds Purchased
 and Securities Sold Under
 Agreements to Repurchase        272,624        4.82%       220,590         3.44%
  Other Borrowed Funds            25,000        7.54%        20,131        10.83%
Total Int. Bearing
 Liabilities                  $1,496,167        2.98%   $ 1,458,921         2.78%
Other Liabilities &
 Stockholders' Equity
(Net of Non-Interest
       Earning Assets)           475,084                    419,377

Total Liabilities &
 Stockholders' Equity (Net
 of Non-Interest
      Earning Assets)         $1,971,251                 $ 1,878,298

Rate Spread                                     4.25%                       4.17%


Net Yield on
 Interest-Earning Assets
  (Tax Equivalent Basis)                        4.83%                       4.60%

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS (continued)

ANALYSIS OF NET INTEREST INCOME
(unaudited)
                                             NINE MONTHS ENDED
                                  SEPTEMBER 30, 1994         SEPTEMBER 30, 1993
                                   Average      Average       Average   Average
                                     Balance       Rate         Balance     Rate
(dollars in thousands)
Interest Earning Assets
Interest Earning Deposits            $    829        1.29%    $     608     2.65%
Taxable Securities                    107,764        5.58%       37,461     5.75%
Non-Taxable Municipals                 51,269        6.12%       20,242     7.33%
Mortgage-Backed Securities            663,776        5.53%      546,264     5.45%
Taxable Loans                       1,002,109        8.26%      990,888     8.40%
Non-Taxable Loans                       9,588       14.51%       13,628    14.55%
Federal Funds Sold and
 Securities Purchased Under
 Agreements to Resell                  12,346        3.76%       31,663     3.03%
Total Int. Earning Assets         $ 1,847,681        7.06%   $1,640,754     7.29%
Interest and Non-Interest
 Bearing Liabilities Savings,
 N.O.W  and Money Market Deposits  $   873,139       2.05%   $  888,232     2.32%
Time Deposits                          325,690       3.41%      352,972     3.66%
Total Savings &
  Time Deposits                    $ 1,198,829       2.42%    1,241,204     2.70%
Federal Funds Purchased
 and Securities Sold Under
 Agreements to Repurchase              290,748       4.16%      139,966     3.49%
  Other Borrowed Funds                  23,003       8.66%       23,985    11.44%
Total Int. Bearing Liabilities     $ 1,512,580       2.85%    1,405,155     2.93%
Other Liabilities and Stockholders'
 Equity (Net of Non-Interest
       Earning Assets)                 456,595                   375,446
Total Liabilities and Stockholders'
 Equity (Net of Non-Interest
       Earning Assets)            $  1,969,175              $  1,780,601
Rate Spread                                          4.22%                  4.36%

Net Yield on Interest-Earning Assets
   (Tax Equivalent Basis)                            4.73%                  4.78%

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Non Interest Income

  Non interest income declined $.2 million, or 4.0%, to $4.0 million during the 1994 third quarter as compared to $4.2 million during the comparable prior year period. The decline is primarily attributable to a $.5 million decrease in income from mortgage banking operations, due to higher mortgage interest rates and a corresponding decrease in the level of refinancing activity, and a $.1 million decrease in other operating income. These declines were partially offset by a $.5 million increase in service charges on deposit accounts resulting from the growth in the Registrant's demand deposit base, increases in per item charges and the introduction of new products and services.

Non Interest Expense

  Non interest expense declined $3.5 million, or 20.2%, to $13.7 million during the 1994 third quarter when compared to $17.2 million during the comparable prior year period. The decline is attributable to a $3.6 million decrease in other real estate related expenses, a $.2 million decrease in equipment expense, and a $.1 million decrease in FDIC assessment. These improvements were partially offset by an increase of $0.4 million increase in salaries and benefits.

  The Registrant's core efficiency ratio, which represents the ratio of non-interest expense, net of other real estate related costs and other non-recurring charges, to net interest income on a tax equivalent basis and non-interest income net of security gains improved to 49.2% for the 1994 third quarter as compared to 53.9% for the 1993 third quarter. This improvement in the Registrant's core efficiency ratio reflects management's continued emphasis on efficient deployment of its resources.

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

  The Registrant's effective tax rate was 36.4% for the third quarter of 1994, as compared to 32.5% for the comparable prior year period. The increase in the effective tax rate for the third quarter of 1994, when compared to the comparable prior year period, is primarily attributable to the Registrant's recognizing a decrease in its New York State deferred tax valuation allowance during the third quarter of 1993, resulting from tax charge-offs in excess of book. The Registrant's effective tax rate for the nine months ended September 30, 1994, was 36.1% as compared 34.2% for the comparable prior year period.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Asset Quality

  The Registrant's loan portfolio, concentrated primarily in loans secured by real estate in Suffolk and Nassau Counties in New York and to a lesser extent in Westchester and Rockland Counties in New York, has been and will continue to be affected by market trends in real estate values.

  The following table delineates the composition of the Registrant's loan portfolio for the period indicated:
(in thousands)


                     September 30,      December 31, September 30,
                              1994           1993            1993

Commercial, Financial &
          Agricultural     $  233,214    $   257,151    $   254,304
Commercial Mortgages          296,946        292,157        289,429
Residential Mortgages         350,199        363,644        351,332
Construction                   18,017         19,828         18,322
Land                           39,129         37,160         40,179
Consumer                       61,856         59,823         58,679
    TOTAL                  $  999,361    $ 1,029,763    $ 1,012,245

          The Registrant's non-performing assets, which include loans past due ninety days and still accruing interest, non-accrual loans, and other real estate owned and loans classified as insubstance foreclosures, decreased to $50.3 million at September 30, 1994, as compared with $57.2 million at December 31, 1993 and $77.6 million at September 30, 1993. Non-performing assets now comprise 2.6% of total assets, as compared with 3.0% at December 31, 1993 and 4.0% at September 30, 1993. The components of non-performing assets are delineated in the table below (in thousands):

                     September 30,      December 31,  September 30,
                             1994            1993           1993

Loans 90 days past due &
   still accruing         $   1,422       $   1,811       $   2,726
Non-accrual Loans            34,393          33,484          36,866
Non-performing Loans         35,815          35,295          39,592
Other Real Estate Owned       6,965           7,426          16,248
In-Substance Foreclosure      7,484          14,473          21,768
  Non-performing assets      50,264          57,194          77,608

Restructured,
 accruing loans            $  4,817       $  15,237        $ 13,312

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

   As a result of the continued and consistent decline in the Registrant's non-performing loans, the provision for loan losses declined to $.75 million for the 1994 third quarter, from $1.0 million in the comparable prior year period. Net charge offs aggregated $3.9 million, or 1.56% of average net loans on an annualized basis, for the 1994 third quarter, as compared with $7.5 million, or 1.57% of average net loans on an annualized basis, for the 1993 third quarter. The allowance for loan losses at September 30, 1994 was $41.2 million, or 114.98% of non-performing loans, and 4.16% of loans, net of unearned income. The allowance for loan losses at December 31, 1993 was $46.6 million, or 132.1% of non-performing loans, and 4.58% of loans, net of unearned income. The allowance for loan losses at September 30, 1993 was $49.0 million, or 123.9% of non-performing loans and 4.91% of loans, net of unearned income.

   Management determines what it deems to be the appropriate level of the Registrant's allowance for loan losses on an ongoing basis by reviewing individual loans within, as well as the composition, of the loan portfolio. In reviewing the composition of the loan portfolio, management considers, among other things, concentrations therein, delinquency trends, as well as recent charge-off experience and third party evidentiary matter (such as appraisals) to assist in assessing the degree of credit risk in the portfolio. Various appraisals and estimates of current market value influence the calculation of the required allowance at any point in time. While management uses available information to provide for possible loan losses, future additions to the allowance may be necessary based on future changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Registrant's bank subsidiary's allowance for loan losses. Such agencies may require the Registrant to recognize additions to the allowance based on their judgement of information available to them at the time of their examinations which may not be available now. Based on current economic conditions, management considers the allowance at September 30, 1994 adequate to cover the possible risk of loss in the loan portfolio.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset Quality (continued)

  Potential problem loans, which are loans that are currently performing under present loan repayment terms but where known information about possible credit problems of borrowers cause management to have serious doubts as to the ability of the borrowers to continue to comply with the present repayment terms, aggregated $11.1 million at September 30, 1994.

  Other real estate owned, which includes other real estate and in-substance foreclosures, declined to $14.5 million at September 30, 1994 from $21.9 million at December 31, 1993, and $38.0 million at September 30, 1993.

Securities

  The Registrant adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", as of January 1, 1994.

  Securities Held to Maturity are debt securities that the Registrant has the positive intend and ability to hold to maturity and are stated at amortized cost. At September 30, 1994, Securities Held to Maturity consisted of the following:


                                          Securities Held to Maturity
                                              Gross          Gross
                                 Carrying    Unrealized   Unrealized     Fair
                                   Value      Gains         Losses       Value

U.S. Treasury                     26,531           0           9        26,522
U.S. Government Agency
      Obligations                 54,964           0       3,916        51,048
State and Municipal
      Obligations                 60,746         341         972        60,115
Mortgage-backed Securities       497,571          62      23,463       474,170
         TOTAL                 $ 639,812     $   403   $  28,360     $ 611,855

Securities Available for Sale are debt and equity securities not classified as either securities held to maturity or trading securities and are stated at fair value. At September 30, 1994, Securities Available for Sale consisted of the following:

                                       Securities Available for Sale
                                                 Gross          Gross
                               Amortized    Unrealized     Unrealized    Fair
                                 Value        Gains          Losses      Value

U.S. Treasury                    39,905         -            574       39,331
Mortgage-backed Securities      147,951          5         5,628      142,328
Equity Securities                19,540      1,637            64       21,113
         TOTAL                $ 207,396   $  1,642       $ 6,266    $ 202,772

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Securities (continued)

  Consistent with SFAS 115, the net unrealized loss of $4.6 million was reported as a $2.6 million separate component of stockholders' equity, on a net of tax basis at September 30, 1994.

  The Registrant's total mortgage-backed security holdings included in both the available for sale and held to maturity portfolios was $645.5 million at September 30, 1994 with an aggregate fair market vlaue of $616.5 million, or a net pre-tax unrealized loss of $29.0 million.
This compares to holdings of $665.5 million with a fair market value of $667.6 million, at year end December 31, 1993. The decline in value is the result of previously identified increases in market interest rates throughout 1994. The securities holdings are principally fixed rate and the value of these instruments moves in an inverse relationship to interest rates.

  The unrealized losses on these mortgage backe securities, exclusive of its impact on equity pursuant to SFAS 115, will affect the results of operations to the extent that the below market yields on the assets create a potential for compression of net interest margin. The liquidity of securities with unrealized losses will be limited, for pledging purposes to the fair market value of the instruments.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Capital

   The Federal Reserve Board has formal capital guidelines which bank holding companies are required to meet. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off balance sheet items. The guidelines currently require all bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8.00%, including a minimum ratio of Tier I capital to risk weighted assets of 4.00%.

  The following table sets forth the Registrant's regulatory capital as of September 30, 1994, under the rules applicable at such date. At such date, the Registrant was in compliance with all applicable regulatory requirements.


(dollars in thousands)                      Amount        Ratio

    Tier I Capital                         163,347        15.29%
    Regulatory Requirement                  42,733         4.00%
    Excess                                 120,614        11.29%

    Total Risk Adjusted Capital         $  177,045        16.57%
    Regulatory Requirement                  85,466         8.00%
    Excess                                  91,579         8.57%

    Risk weighted assets                $1,068,322


  The Registrant's leverage ratio for the quarter ended September
30, 1994 was 8.32%. The Tier I, total risk based and leverage capital ratios of North Fork Bank, the Registrant's primary banking subsidiary, were 16.61%, 17.90%, and 8.99%, respectively, at September 30, 1994.

  The Federal Deposit Insurance Corporation Act ("FDICIA") became effective December 19, 1991. FDICIA substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other banking statutes. Among other things, FDICIA requires the federal banking regulators to take prompt corrective action on depository institutions that do not meet minimum capital requirements. FDICIA

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital (continued)

establishes five categories: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". Under the regulations, a "well capitalized" institution has a minimum total risk based capital to total risk weighted assets of at least 10%, a minimum Tier I capital to total risk weighted assets of 6%, a minimum leverage ratio of at least 5% and is not subject to any written order, agreement or directive.
The Registrant and its banking subsidiary are considered well capitalized.

Liquidity

   Liquidity is defined as the Registrant's ability to generate sufficient cash flows to fund growth in interest earning assets, depositor withdrawals and the repayment of borrowings.

   The Registrant's sources of liquidity include dividends from its bank subsidiary, borrowings, and funds available through the capital markets. Dividends from the Registrant's bank subsidiary are limited by the regulations of the New York State Banking Department to the current year's earnings plus the prior two years' retained net profits. According to the parameters of this regulation, the Registrant's bank subsidiary had $45 million of retained earnings available for dividends to the holding company as of September 30, 1994. On October 25, 1994, the Bank's board of directors approved the distribution of a $5.2 million cash dividend to the Registrant to be used for general corporate purposes.

  The Registrant's bank subsidiary has numerous sources of liquidity including loan and investment principal repayments and maturities, lines of credit with other financial institutions, the ability to borrow under repurchase agreements utilizing its unpledged securities portfolio, the securitization of loans within the portfolio, whole loan sales and growth in its core deposit base.

  During 1994, the Registrant's bank subsidiary further enhanced its borrowing capabilities by becoming a member of the Federal Home Loan Bank ("FHLB") system. To become a member, the bank purchased $9.5 million of FHLB stock; as a member the Bank has the ability to borrow $190 million on a secured basis, utilizing mortgage related loans and securities for a term ranging from one day to ten years at both fixed and variable rates. As of September 30, 1994, the Registrant's bank subsidiary had $50 million in short-term advances outstanding.

  The Registrant's liquidity position is monitored to ensure the maintenance of an optimum level and the most cost efficient use of available funds. Management believes that the Registrant has sufficient liquidity to meet its operating requirements.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Matters

Metro Bancshares, Inc. Acquisitions

  On November 10, 1994, the Registrant's shareholders approved the acquisition of Metro Bancshares Inc. ("Metro"), the parent company of
Bayside Federal Savings Bank.   Similarly, on this date, Metro
shareholders approved the merger of Metro into the Registrant. Previously, the Registrant had received all of the required regulatory approvals from the Federal Reserve Bank of New York, Federal Deposit Insurance Corporation, New York State Banking Department and the office of Thrift Supervision. The transaction will be treated as a tax free reorganization and a pooling of interests. It is anticipated that the closing will take place on November 30, 1994.

  Based upon the exchange ratio formula contained in the merger agreement, the Registrant will issue 1.645 common shares for each share of Metro outstanding at the closing date. At September 30, 1994, Metro had 5,080,504 common shares outstanding (which equates to 8,357,429 common shares of the Registrant based upon the exchange ratio of 1.645). Upon completion of the transaction, Bayside Federal Savings Bank will be merged into the Registrant's bank subsidiary, North Fork Bank.

  The Registrant will reflect, in its fourth quarter results of operations, a one-time charge related to merger expenses and restructuring costs of approximately $13.2 million, after taxes.

  The following table delineates a summary of selected financial information of Metro as of September 30, 1994, its fiscal year end.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Matters (continued)

Metro Bancshares, Inc.
Summary Financial Highlights
(dollars in thousands, except per share amount)

For the fiscal year ended September 30, 1994 (Unaudited):

Net Interest Income                                           44,563
Provision for Loan Losses                                        525
Non-Interest Income                                              600
Non-Interest Expense                                          21,205
Income before provision for income taxes
  and cumulative effect of accounting
  change                                                      23,433
Provision for Income Taxes                                    10,670
Income before cumulative effect of
  accounting change                                           12,763
Cumulative effect of change in
  accounting for Income Taxes                                  3,700
Net Income                                                    16,463

Return on average assets (1)                                    1.27%
Return on average equity (1)                                   15.85%
Net Interest Margin                                             4.64%

(1) Does not reflect the impact of the cumulative change in accounting for income taxes.

PER SHARE:

Income before cumulative change                              $ 2.35
Cumulative effect of change in accounting
  for Income Taxes                                            $  .68
Net Income                                                    $ 3.03
Book Value                                                    $16.68

Average equivalent shares outstanding                      5,472,165
Actual shares outstanding                                  5,080,504

AT SEPTEMBER 30, 1994:

Loans, net of unearned income                                 793,799
Securities                                                    134,152
Assets                                                        975,735
Deposits                                                      868,041
Stockholders' Equity                                           84,747

Total Risk Based Capital Ratio                                 14.94%
Leverage Ratio                                                  7.65%

                                SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 14, 1994                  /s/Daniel M. Healy
                                          -------------------
                                            Daniel M. Healy
                                        Executive Vice President &
                                        Chief Financial Officer

                                 Ex.11.1
                                 EPS CALCULATION

                                                        EXHIBIT 11

North Fork Bancorporation, Inc.

COMPUTATION OF NET INCOME PER COMMON EQUIVALENT SHARE
September 30, 1994
(Unaudited)





                                                THREE MONTHS ENDED
                                           SEPTEMBER 30,     SEPTEMBER 30,
                                                   1994            1993


Net Income                                   $    7,484,424    $  3,870,904

Common Equivalent Shares:

Weighted average common shares outstanding       14,303,786      14,051,516
Weighted average common equivalent shares(a)        750,364         673,648
Weighted average common and common
         equivalent shares                       15,054,150      14,725,164

   Income per common equivalent share          $      0.50      $      0.26




                                                 NINE MONTHS ENDED
                                           SEPTEMBER 30,     SEPTEMBER 30,
                                                   1994            1993


Net Income                                   $   19,071,484    $ 10,981,765

Common Equivalent Shares:

Weighted average common shares outstanding       14,208,171      13,608,866
Weighted average common equivalent shares(a)        728,656         636,898
Weighted average common and common
         equivalent shares                       14,936,827      14,245,764

   Income per common equivalent share          $      1.28      $      0.77

(a)  consists of warrants and options