Form 10-Q/A
period 1994-09-30
NORTH FORK BANCORPORATION INC
filed 1994-12-21
CIK 352510

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D. C.  20549

                           FORM 10-Q1A
                         CURRENT REPORT

Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of
1934


For the period ended:    September 30, 1994
                (Date of earliest event reported)


                 NORTH FORK BANCORPORATION, INC.
     (Exact name of Registrant as specified in its charter)


      Delaware                            36-3154608
     (State of                            (IRS Employer
     Incorporation)                       Identification No.)


       9025 Route 25, Mattituck, New York   11952
   (Address of principal executive offices,)    zip code


                         (516) 298-5000
      (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to files such reports), and (2) has been subject to such filing requirements
for the past 90 days:    Yes (X)   No ( )



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Classes of Common Stock  Number of Shares Outstanding 11/13/94
   $2.50 Par Value                       14,420,937

The Registrant hereby amends ITEM 6. "EXHIBITS AND REPORTS ON FORM
8K"

Section (b) of Item 6. "Exhibits and Reports on Form 8-K" has been amended to read as follows:


     (b)  Current Reports on Form 8-K:  dated July 22, 1994
          Current Reports on Form 8-K:  dated October 17, 1994
          Current Reports on Form 8-K:  dated October 28, 1994

Item 6 is hereby amended and restated in its entirety as follows:

     (a)  Exhibits
          (11) Statement Re:  Computation of per share earnings


     (b)  Current Reports on Form 8-K:  dated July 22, 1994
          Current Reports on Form 8-K:  dated October 17, 1994
          Current Reports on Form 8-K:  dated October 28, 1994

                            SIGNATURE



          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    December 20, 1994

                                   NORTH FORK BANCORPORATION, INC.


                                By: /s/ Daniel M. Healy
                                Name:  Daniel M. Healy
                                Title: Executive Vice President &
                                       Chief Financial Officer