Form 10-K405
NORTH FORK BANCORPORATION INC
filed 1995-03-29
CIK 352510

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED         DECEMBER 31, 1994

COMMISSION FILE NUMBER            1-10458

                        NORTH FORK BANCORPORATION, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                        36-3154608
(STATE OR OTHER JURISDICTION OF                               (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

 9025 MAIN ROAD, MATTITUCK, NEW YORK                              11952
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)             (516) 298-5000

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK, PAR                                NEW YORK STOCK EXCHANGE
 VALUE $2.50

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                                     NONE
                                (TITLE OF CLASS)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        /X/ Yes        / / No
                                                 -------

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.        /X/

   As of March 20, 1995, there were 23,890,869 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's common stock (based on the average stock price on March 20, 1995) held by non-affiliates was approximately $374,756,383.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference in the following parts of this Annual Report:

        North Fork Bancorporation, Inc. 1994 Annual Report to Shareholders - Parts I, II and IV.

        North Fork Bancorporation, Inc. 1995 Definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 1995 - Part III

                                     PART I

ITEM 1   BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

North Fork Bancorporation, Inc. (the "Registrant") located in Mattituck, New York, is a bank holding company organized under the laws of the State of Delaware in 1980 and registered under the Bank Holding Company Act of 1956, as amended. On November 30, 1994, Metro Bancshares Inc. ("Metro"), the parent company of Bayside Federal Savings Bank ("BFS"), a federally chartered Stock Savings Bank, was merged with and into the Registrant. Simultaneously, BFS (with approximately $1.0 billion in assets, $.9 billion in deposits and $83.5 million in stockholders equity, operating through thirteen branch locations in Queens, Nassau and Suffolk Counties, New York) was merged with and into the Registrant's bank subsidiary, North Fork Bank (the "Bank"). The merger, which was accounted for as a pooling-of-interests, increased the Registrant's total assets, total deposits and stockholder's equity to $2.7 billion, $2.3 billion and $254.9 million, respectively, at December 31, 1994. A more detailed discussion concerning the Registrant's financial condition and results of operations is contained in Part II of this Annual Report. The Registrant's primary subsidiary, the Bank, is the result of the October 1, 1992 merger of the Registrant's banking subsidiaries, The North Fork Bank & Trust Company ("Bank & Trust") and Southold Savings Bank ("Southold"). Bank & Trust was merged into Southold; Southold then converted its charter from that of a state savings bank to a state commercial bank and changed its name to North Fork Bank. The Bank provides a wide range of commercial banking services through 47 branch locations throughout Suffolk, Nassau, Queens, Westchester and Rockland Counties, New York.

Prior to 1988, the Registrant's principal asset was Bank & Trust and its business consisted primarily of the ownership and operation of Bank & Trust.
On August 1, 1988, the Registrant completed the acquisition of Southold, a New York State chartered savings bank. Southold, established in 1858, was Suffolk County's oldest savings institution. Its focus had traditionally been to develop a stable core deposit base and invest those funds in residential real estate loans. Southold expanded its branch network through the June 28, 1991 acquisition of Eastchester Financial Corporation, ("Eastchester"). Eastchester's primary asset was Eastchester Savings Bank, a $500.8 million savings bank which operated through seven branch locations in Westchester and Rockland Counties, New York. Immediately upon consummation of the acquisition, Eastchester was dissolved and its operations consolidated into those of Southold.

Additionally, the Registrant and its bank subsidiary have seven active non-bank subsidiaries, none of which accounted for a significant portion of the Registrant's consolidated assets, nor contributed significantly to the Registrant's consolidated results of operations, at and for the year ended December 31, 1994.


NARRATIVE DESCRIPTION OF BUSINESS

    The Bank's major competitors across the entire line of its products and services are local branches of large money-center banks headquartered in New York City and other banks headquartered in New York State. Additionally, the Bank competes for loans and deposits with other independent commercial banks in its marketplace; for deposits and mortgage loans with local savings and loan associations and savings banks; for deposits and consumer loans with credit unions; for deposits with insurance companies and money market funds; and for consumer loans with local consumer finance organizations and the financing affiliates of consumer goods manufacturers, especially automobile manufacturers. In setting rate structures for the Bank's loan and deposit products, management refers to a wide variety of financial information and indices, including the rates charged or paid by the major money-center banks, both locally and in the commercial centers, and the rates fixed periodically by smaller, local competitors.

    The Registrant and the Bank, in their normal course of business, are subject to various regulatory statutes and guidelines. Additional information is set forth under the caption "Capital" in Management's Discussion and Analysis
(pages 19 - 20) of the Registrant's Annual Report to Shareholders for the year ended December 31, 1994 included as Exhibit 13 herewith and incorporated herein by reference.

    As of December 31, 1994, the Registrant and its consolidated subsidiaries had approximately 910 full-time equivalent employees.

ITEM 2   PROPERTIES

    The Registrant maintains its corporate offices in a 28,300 square foot facility, owned by the Bank, located at 9025 Main Road, Mattituck, New York.

  The Bank owns twenty-seven (27) buildings and occupies twenty-six (26) other facilities under various lease arrangements (see Note 13 - (page 41) of the Registrant's Annual Report to Shareholders for the year ended December 31, 1994 included as Exhibit 13 herewith and incorporated herein by reference). All but five of these facilities are utilized by the Bank for branch banking offices. Of the five, two are owned facilities used by the data processing, loan servicing and operations departments of the Bank. The remaining space is leased to accommodate additional office space and warehouse needs. The premises occupied or leased by the Registrant and its subsidiaries are considered to be well located and suitably equipped to serve as banking facilities.

ITEM 3   LEGAL PROCEEDINGS

    Information required by this item is set forth under the caption "Note 13 - Other Commitments and Contingent Liabilities - (c) Other Matters", in the Registrant's Annual Report to Shareholders for the year ended December 31, 1994 (page 41), included herein as Exhibit 13 and incorporated herein by reference.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Registrant held a special meeting of its stockholders on November 10, 1994 to approve the merger with Metro Bancshares Inc. The Registrant's stockholders approved the merger with 10,140,487 affirmative votes cast, 135,345 negative votes cast and 80,800 votes abstaining.

*******************************************************************************


EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and business experience during the past five years of the executive officers of the Registrant as of March 20, 1995, are presented in the following table. The officers are elected annually by the Board of Directors.

Name                          Age         Positions Held in Most Recent 5 Years

John Adam Kanas                48         Chairman, President and Chief Executive Officer of
                                          the Registrant and the Bank, throughout the past 5 years
                                          (except that Mr. Kanas did not  serve as Chairman of the
                                          Board of the Registrant during 1989).

John Bohlsen                   52         Vice Chairman of the Registrant (since 10/1/92) and of
                                          the Bank (12/21/89).  Mr. Bohlsen has been President of
                                          The Helm Development Corp., a real estate company, throughout the past 5 years.

Daniel M. Healy                52         Executive Vice President and Chief Financial Officer of the
                                          Registrant (since 3/92). Before that, Mr. Healy was a partner with the accounting firm of KPMG Peat Marwick LLP.

Mindy G. Butler                42         Executive Vice President and Chief Lending Officer of North
                                          Fork Bank (since 4/94). Before that, Ms. Butler served as a
                                          Group Senior Vice President and Division Executive (from 8/92 through 4/94) with Fleet Bank - Long Island Corporate Banking
                                          Division and Regional Vice President - Lending Division with
                                          National Westminster Bank USA (from 1988 - 1992).



                                    PART II

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
         MATTERS

    The Registrant's common stock is traded on the New York Stock Exchange under the symbol NFB. As of March 20, 1995, there were 5,463 shareholders of record of the Registrant's common stock.

    During 1994, the Registrant declared dividends of $.075 per share for the first and second quarters, respectively, and $.10 per share for the third and fourth quarters, respectively (dividends declared are exclusive of dividends declared by Metro prior to merger). The Registrant did not declare dividends during 1993 (exclusive of dividends declared by Metro prior to merger).

    For additional information regarding dividends and restrictions thereon, and market price information, refer to the "Selected Financial Data" (page 9), the "Liquidity" section of Management's Discussion and Analysis (page 16), the "Selected Statistical Data" (page 21), the last paragraph of "Note 8 - Long
Term Borrowings" (page 33) and the two paragraphs following the Condensed Financial Statements of "Note 12 - Parent Company Only" (page 41) of the Registrant's Annual Report to Shareholders for the year ended December 31, 1994 included herein as Exhibit 13 herewith and incorporated by reference.


ITEM 6   SELECTED FINANCIAL DATA

    The information required by this item is set forth in "Selected Financial Data" (page 9) and item (a) of "Note 2 - Business Combinations" (page 29) of the Registrant's Annual Report to Shareholders for the year ended December 31, 1994 included herewith as Exhibit 13 and incorporated herein by reference.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is set forth in Management's Discussion and Analysis, (pages 10 - 20) of the Registrant's Annual Report to Shareholders for the year ended December 31, 1994, included herewith as Exhibit 13 and incorporated herein by reference.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following information is set forth in the Registrant's Annual Report to Shareholders for the year ended December 31, 1994 included herewith as Exhibit 13 and incorporated herein by reference:

    Unaudited Consolidated Quarterly Financial Information (page 21); the Consolidated Financial Statements (pages 22-26); the Notes to the Consolidated Financial Statements (pages 27-43); the Independent Auditors' Report (page 44); and the Report of Management (page 45).



ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There were no changes in or disagreements with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.


                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is set forth under the caption "Election of Directors and Information with Respect to Directors and Officers" (pages 2-5) in the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held April 25, 1995, which is incorporated herein by reference.



ITEM 11  EXECUTIVE COMPENSATION

    The information required by this item is set forth under the captions "Compensation of Directors" (page 6), "Executive Compensation" (pages 7-17), and "Retirement Plans" (page 18) in the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholder's to be held April 25, 1995, which is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is set forth under the caption "Certain Beneficial Ownership" and "Nominees for Director and Directors Continuing in Office" (pages 2-6) in the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholder's to be held April 25, 1995, which is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is set forth under the caption "Transactions with Directors, Executive Officers and Associated Persons" (page
18) in the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held April 25, 1995, which is incorporated herein by reference.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. The consolidated financial statements, including notes thereto, of the Registrant, required in response to this item is set forth in response to Item 8 of this annual report are incorporated herein by reference in the Registrant's Annual Report to Shareholders filed herewith as
         Exhibit 13.

(a)2. Schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the consolidated financial statements of the Registrant have been omitted because they are either not required, are not applicable or are included in the consolidated financial statements or notes thereto, which is incorporated herein by reference.

(b) Reports on Form 8-K filed during the fourth quarter of 1994 are as follows:

         On October 17, 1994, the Registrant filed a current report stating that it had issued a press release regarding third quarter and year-to-date 1994 financial results.

         On October 28, 1994, the Registrant filed a current report stating that it had issued a press release announcing that it had received all regulatory approvals required for its acquisition of Metro Bancshares Inc.

         On December 20, 1994, the Registrant filed a current report containing a brief description of the merger with Metro Bancshares Inc. and all required financial and proforma financial statement disclosures.

(c) The following table contains those exhibits as required by Item 601 of Regulation S-K.

     1.  The following exhibits are incorporated herein by reference:

EXHIBIT                                                                PRIOR
NUMBER           DESCRIPTION                                           FILING
 3.1             Articles of Incorporation                   Previously filed on Form S-3 dated 8/16/91 as
                 of North Fork Bancorporation, Inc.          Exhibit 4(b) (Registration No.33-42294) and
                                                             incorporated herein by reference.

 3.2             By-Laws of North Fork Bancorpor-            Previously filed on Form 10K for the year ended
                 ation, as amended, effective                December 31, 1993 dated 3/9/94, as Exhibit 3(b)
                 7/28/92                                     and incorporated herein by reference.

 4.1             Rights Agreement dated                      Incorporated by reference to Form 8-A
                 2/28/89, between North Fork                 Registration Statement dated 3/21/89.
                 Bancorporation, Inc. and
                 North Fork Bank, as rights agent.

 4.2             Warrant Agreement                           Previously filed on Form S-3 as Exhibit 4(e) to
                                                             Amendment No. 3 filed 7/14/92 (Registration
                                                             No. 33-42294) and incorporated herein by
                                                             reference.

 4.3             Warrant Agreement                           Previously filed on Form S-3 dated 10/7/92
                                                             (Registration No. 33-53058) and incorporated
                                                             herein by reference.

10.1             North Fork Bancorporation, Inc.             Previously filed on Form S-3 dated 11/3/82
                 Dividend Reinvestment and Stock             (Registration No.2-80166) and incorporated
                 Purchase Plan                               herein by reference.


10.2             North Fork Bancorporation, Inc.             Previously filed on Form S-8 dated 12/1/82
                 1982 Employee Stock Option Plan             (Registration No. 2-80676) and incorporated
                                                             herein by reference.

10.3             North Fork Bancorporation, Inc.             Previously filed on Form S-8 dated 8/29/85
                 1985 Incentive Stock Option Plan.           (Registration No. 2-99984) and incorporated
                                                             herein by reference.

10.4             North Fork Bancorporation, Inc.             Previously filed on Form S-8 dated 6/12/87
                 1987 Long Term Incentive Plan               (Registration No. 33-14903) and incorporated
                                                             herein by reference.

10.5             North Fork Bancorporation, Inc.             Previously filed on Form S-8 dated 4/17/90
                 1989 Executive Management                   (Registration No. 33-34372) and incorporated
                 Compensation Plan                            herein by reference.

10.6             North Fork Bancorporation, Inc.             Previously filed on Form S-8 dated 9/28/92
                 401(k) Retirement Savings Plan              (Registration No. 33-52504) and incorporated
                                                             herein by reference.

10.7             North Fork Bancorporation, Inc.             Previously filed on Form S-8 dated 5/4/94
                 1994 Key Employee Stock Plan                (Registration No. 33-53467) and incorporated
                                                             herein by reference.

10.8             North Fork Bancorporation, Inc.             Previously filed on Form S-8 dated 12/5/94
                 The Secondary Stock Option Plan,            (Registration No. 33-56743) and incorporated
                 the Secondary Incentive Stock Option        herein by reference.
                 Plan.  The Secondary 1994 Option Plan,
                 and the Secondary 1993 Incentive Stock
                 Option Plan resulting from the merger
                 with Metro Bancshares Inc.

22               Registrant's Definitive Proxy               Previously filed on 3/22/95 Pursuant to
                 Statement for its Annual Meeting            Section 14(a) of the Securities Exchange
                 of Stockholders                             Act of 1934 and incorporated herein by
                                                             reference.

2.   The following exhibits are submitted herewith:

Exhibit
Number           Description
10.9             North Fork Bancorporation, Inc. Performance Plan
11               Statement re: Computation of earnings per share.
13               Portions of the Annual Report to Shareholders for the year ended
                 December 31, 1994.
21               Subsidiaries of Registrant
23               Accountants' Consent
27               Financial Data Schedule

    Pursuant to the requirements of Section 13 or 15(d) of this Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NORTH FORK BANCORPORATION, INC.



Dated:  March  28, 1995             BY:   /s/ John A. Kanas
                                          -------------------------------
                                          JOHN A. KANAS
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                                          Title                                      Date
/s/ John A. Kanas                                  Director, President,                       March 28, 1995
-------------------------------                    Chief Executive Officer,
John A. Kanas                                      and Chairman of the Board
                                                   (Principal Executive Officer)

/s/ Daniel M. Healy                                Executive Vice President and               March 28, 1995
-------------------------------                    Chief Financial Officer
Daniel M. Healy                                    (Principal Accounting Officer)


/s/ John Bohlsen                                   Director                                   March 28, 1995
-------------------------------                    Vice Chairman of the Board
John Bohlsen


/s/ Malcolm J. Delaney                             Director                                   March 28, 1995
-------------------------------
Malcolm J. Delaney


/s/ Allan C. Dickerson                             Director                                   March 28, 1995
-------------------------------
Allan C. Dickerson


/s/ Lloyd A. Gerard                                Director                                   March 28, 1995
-------------------------------
Lloyd A. Gerard


/s/ James F. Reeve                                 Director                                   March 28, 1995
-------------------------------
James F. Reeve


/s/ James H. Rich, Jr.                             Director                                   March  28, 1995
-------------------------------
James H. Rich, Jr.


/s/ George H. Rowsom                               Director                                   March  28, 1995
-------------------------------
George H. Rowsom


/s/ Raymond W. Terry, Jr.                          Director                                   March  28, 1995
-------------------------------
Raymond W. Terry, Jr.


/s/ Dr. Kurt R. Schmeller                          Director                                   March  28, 1995
-------------------------------
Dr. Kurt R. Schmeller

                                EXHIBIT INDEX
                                -------------


Exhibit
Number       Description
-------      -----------

10.9         North Fork Bancorporation, Inc. Performance Plan
11           Statement re: Computation of earnings per share.
13           Portions of the Annual Report to Shareholders for the year ended
             December 31, 1994.
21           Subsidiaries of Registrant
23           Accountants' Consent
27           Financial Data Schedule