Form 10-Q
period 1995-03-31
NORTH FORK BANCORPORATION INC
filed 1995-05-15
CIK 352510

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended:			       March 31, 1995


NORTH FORK BANCORPORATION, INC.
(Exact name of registrant as specified in its charter)


	DELAWARE							                        36-315460
(State or other Jurisdiction of						(I.R.S. Employer
  incorporation or organization)						Identification No.)


	9025 ROUTE 25, MATTITUCK, NEW YORK			                        11952
       (Address of principal executive offices)				        (Zip Code)


(516) 298-5000
(Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:									Yes (X)      No ( )


           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASSES OF COMMON STOCK		            NUMBER OF SHARES OUTSTANDING  5/10/95
     $2.50 Par Value						                               24,224,367

INDEX

PART I FINANCIAL INFORMATION


ITEM 1.	FINANCIAL STATEMENTS.
		North Fork Bancorporation, Inc. and Subsidiaries
		(1.)	Consolidated Balance Sheets.
		(2.)	Consolidated Statements of Income.
		(3.)	Consolidated Statements of Cash Flows.
		(4.)	Consolidated Statements of Changes in Stockholders' Equity.
		(5.)	Notes to Consolidated Financial Statements.


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.




PART II.  OTHER INFORMATION


ITEM 1.	LEGAL PROCEEDINGS
		Not Applicable.



ITEM 2.	CHANGES IN SECURITIES
		Not Applicable.


ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
		Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
		Not Applicable.



ITEM 5.	OTHER INFORMATION
		Not Applicable


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

		The following exhibits are submitted herewith:


		(a)	Exhibit #	Description
			(10.1)		Letter Agreement, dated March 31, 1994, between
					North Fork Bank and Mindy Butler, regarding
					Ms. Butler's employment.

			(10.2)		Form of Change-in-Control Agreement, as entered
					into between North Fork Bancorporation, Inc. and
					each of John Adam Kanas, John Bohlsen and
					Daniel M. Healy, each dated December 20, 1994.

			(11)  		Statement Re: Computation of per share earnings.

			(27)		Financial Data Schedule


		(b)	Current Report on Form 8-K dated January 20, 1995
			(Reporting operating results for the quarter and year ending December 31, 1994.)

			Current Report on Form 8-K dated April 20, 1995 (Reporting the Registrant's intention to repurchase up to 5% of its common shares outstanding.)

Consolidated Balance Sheets 	            March 31, December 31,  	March 31,
                                             1995          1994       1995
(in thousands, except share amounts)  (unaudited) 	 	            (unaudited)
Assets
Cash & Due from Banks 	                $92,820 	        $67,168 	     $74,897
Interest Earning Deposits 	              1,454 	            748 	         292
Federal Funds Sold & Securities
Purchased under Agreements to Resell     8,000 	              - 	      53,800
Securities:
    Held-to-Maturity 	                 588,540 	         631,492 	    616,670
    Available-for-Sale  	              141,952 	         141,805 	    398,103
      Total Securities 	               730,492 	         773,297 	  1,014,773
Loans 	                              1,860,026 	       1,831,466 	  1,776,040
  Less: Unearned Income & Fees 	        17,586 	          17,429 	     19,449
           Allowance for Loan Losses    50,638 	          50,069 	     55,870
            Net Loans 	              1,791,802 	       1,763,968 	  1,700,720
Premises & Equipment, Net 	             39,242 	          39,168 	     40,320
Accrued Income Receivable               18,978 	          19,315 	     19,229
Other Real Estate 	                      5,081 	           4,861 	     10,412
Other Assets 	                          29,645 	          27,043 	     20,988
Excess of Cost over Fair Value
of Net Assets Acquired 	                21,840 	          22,208 	     23,310
Total Assets      	                 $2,739,354 	      $2,717,776   $2,958,741

Liabilities and Stockholders' Equity
Demand Deposits 	                     $369,941 	        $331,245 	    $275,984
Savings, N.O.W. &  Money
  Market Deposits 	                  1,155,360 	       1,325,628 	   1,399,723
Certificates of Deposits in
Amounts of $100,000 & Over             126,968 	          71,978 	      58,778
Other Time Deposits 	                  720,753 	         614,036 	     618,059
     Total Deposits 	                2,373,022 	       2,342,887 	   2,352,544
Federal Funds Purchased
 & Securities Sold Under
    Agreements to Repurchase 	          31,795 	          20,000 	     319,769
Other Borrowings 	                      10,000 	          50,000 	      10,360
Senior Notes Payable 	                  25,000 	          25,000 	      20,000
Accrued Interest & Other Expenses       19,895 	          19,770 	      14,316
Other Liabilities 	                      6,955            	5,196 	       5,040
      Total Liabilities 	           $2,466,667       	$2,462,853 	  $2,722,029
Stockholders' Equity
Preferred Stock, par value $1.00;
authorized 10,000,000
shares, unissued 	                           - 	               - 	           -
Common stock, par value $2.50;
authorized   50,000,000 shares;
    issued & outstanding 24,225,809,
       23,049,187,   22,477,042
    shares at the periods
          ending, respectively         60,565 	           57,623 	     56,193
Additional Paid in Capital             98,406 	           94,526 	     91,609
Retained Earnings 	                   114,585 	          106,186 	     91,875
Less: Unrealized Loss on
Securities Available-for-Sale,
      net of taxes 	                     (498) 	           (2,871) 	    (2,229)
         Deferred Compensatio            (289) 	             (514) 	      (714)
         Treasury Stock at cost;
    5,925,  1,945,  1,740  shares
   at the periods ending, respectively    (82) 	               (27) 	      (22)
      Total Stockholders' Equity      272,687 	            254,923 	   236,712
      Total Liabilities and
          Stockholders' Equity 	   $2,739,354 	         $2,717,776 	$2,958,741

Three Months Ended
Consolidated Statements of Income    	March 31,  1995 	March 31,  1994
(in thousands, except
per share amounts) 	                      (unaudited)     	(unaudited)

Interest Income
Loans (including fee income) 	                 $40,456 	       $35,379
Interest Earning Deposits 	                         34 	             2
Federal Funds Sold & Securities Purchased
    Under Agreements to Resell 	                   157 	           289
Mortgage-Backed Securities 	                     9,097 	         9,880
U.S. Treasury & Government Agency Securities 	   1,251 	         2,105
State & Municipal Obligations  	                   689 	           444
Other Securities 	                                 321 	           192
    Total Interest Income 	                     52,005 	        48,291

Interest Expense
Savings, N.O.W. & Money Market Deposits 	        7,454 	         7,721
Certificates of Deposit, $100,000 and Over 	     1,503 	           572
Other Time Deposits 	                            8,105 	         5,763
Short-Term Borrowings 	                            369 	         2,411
Long-Term Borrowings 	                             722 	           779
   Total Interest Expense 	                     18,153         	17,246
    Net Interest Income 	                       33,852 	        31,045
Provision for Loan Losses 	                      2,000 	         1,700
    Net Interest Income after
     Provision for Loan Losses 	                31,852 	        29,345

Non-Interest Income
Fees & Service Charges on Deposit Accounts 	     2,616 	         2,703
Trust & Investment Management Fees 	               435            	435
Mortgage Banking Operations                       	629            	693
Net Securities Gains/(Losses)                      	98            	(77)
Other Operating Income 	                         1,375          	1,138
     Total Non-Interest Income                  	5,153          	4,892
Salaries & Employee Benefits                    	8,156          	8,649
Occupancy                                       	1,671          	1,734
Equipment                                       	1,180          	1,343
FDIC Insurance Premiums                         	1,311          	1,421
Other Real Estate                                 	247          	2,046
Amortization of Excess of Cost Over
    Fair Value of Net Assets Acquired 	            368            	368
Other Operating Expenses                        	4,304          	4,223
    Total Non-Interest Expense                 	17,237         	19,784
Income Before Income Taxes                     	19,768         	14,453
Provision for Income Taxes                      	8,268          	5,682
     Net Income                               	$11,500 	        $8,771
Per Share:
    Net Income                                  	$0.48          	$0.37
    Cash Dividends                             	$0.125         	$0.075

Consolidated Statement of Cash Flows (Unaudited)
Three Months Ended March 31, 						(in thousands)
                                                  1995  	 1994
Cash Flows from Operating Activities:
Net Income 	                                    $11,500 	$8,771
Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
Provision for Loan Losses 	                       2,000 	 1,700
Provision for Losses on Real Estate Acquired in
    Settlement of Loans 	                            47  	1,107
Depreciation and Amortization 	                   1,137  	1,246
Amortization of Excess of Cost Over Fair Value of
    Net Assets Acquired 	                           368    	368
Accretion of Discounts and Net Deferred Loan Fees 	(752)  	(650)
Amortization of Premiums 	                          981  	3,056
Net Securities (Gains)/Losses 	                     (98)    	77
Other, Net                                      	(1,975)  	(187)
    Net Cash Provided by Operating Activities 	  13,208 	15,488

Cash Flows from Investing Activities:
Maturities, Calls and Principal Repayments on
    Securities Held-to-Maturity                 	42,336 	49,720
Purchases of Securities Held-to-Maturity 	        (100)(151,963)
Proceeds from Sales of Securities
         Available-for-Sale 	                      783 	 47,013
Maturities, Calls and Principal Repayments on
    Securities Available-for-Sale 	             10,244  	67,849
Purchases of Securities Available-for-Sale     	(7,027)	(55,955)
Loans Originated and Principal Repayments
    on Loans and Other Real Estate Owned, Net 	(32,079)	(35,983)
Proceeds from Sales of Real Estate Acquired
    in Settlements of Loans                     	1,426   	2,095
Proceeds from the Sale of Loans                 	1,221  	16,950
Purchases of Premises and Equipment, Net       	(1,156)   	(752)
    Net Cash Provided by/(Used in)
       Investing Activities                    	15,648 	(61,026)

Cash Flows from Financing Activities:
Net Increase/(Decrease) in Deposits            	30,135  	(2,448)
Net (Decrease)/Increase in Short-Term
     and Other Borrowings                     	(28,205) 	59,301
Purchase of Treasury Shares                        	(2)      	-
Common Stock Issued for Cash 	                   5,951     	208
Dividends Paid to Shareholders                 	(2,377)   	(811)
    Net Cash Provided by Financing Activities 	  5,502  	56,250
    Net Increase in Cash and Cash Equivalents 	 34,358  	10,712

Metro Activity for the Three
    Months Ended December 31, 1993                  	-     	356
Cash and Cash Equivalents at Beginning
    of the Quarter                             	67,916 	117,921
Cash and Cash Equivalents at End
of the Quarter                                $102,274	$128,989

Consolidated Statement of Cash Flows
 (Unaudited), Continued
Three Months Ended March 31, 					              1995     1994
Supplemental Disclosures of
    Cash Flow Information: (in thousands)
  Cash Paid During the Period for:
  Interest Expense 	                         $14,562  $17,170
    Income Taxes                              	$6,440   	$3,845

Supplemental Schedule of Noncash
Investing and Financing Activities:
Securities Transferred to
Available-for-Sale Upon Adoption of SFAS 115 	      - 	$275,200

Real Estate Acquired in Settlement of Loans   	$1,841     	$411

Loans to Facilitate the Sale
of Other Real Estate 	                         $1,096   	$1,764

During the period the Registrant
purchased various investment securities
   which settled in the subsequent month           	-  	$15,051

During the period the Registrant
 sold various investment securities
   which settled in the subsequent month 	          -  	$18,413

Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (dollars in thousands, except per share amounts)

	              	                              Additional 	         	Unrealized
	                                    Common 	  Paid in 	Retained 	 Securities 	 Deferred Treasury
                                      Stock    Capital 	Earnings 	Gains/(Losses)   Comp. Stock 	Total
Balance, December 31, 1993 	         56,114 	   91,473 	  79,623 	            - (899) 	  (1) 	  226,310
Unrealized Gain on Securities
Available-for-Sale,
    net of taxes at January 1, 1994 	 	                             2,241 	 	 	                   2,241
Net Income 	 	                                             8,771 	 	                              8,771
Cash Dividends
(The Registrant $0.075 per share)  	                      (1,059) 	 	                             (1,059)
Cash Dividends
( Metro Pre-Merger $0.45 per share) (1) 	                 (2,297) 	 	                             (2,297)
Sale of Common Stock (13,639 shares) 	   72 	     130 	 	                                            202
Exercise of Warrants (3,000 shares) 	     7 	        7 	 	                                            14
Deferred Compensation Activity:
    Amortization of Restricted Stock Awards 	 	                                  53  	                53
    Forfeiture of Restricted Stock Awards
                           (1,667 shares) 	         (1)                          21 	     (21) 	      (1)
    Amortization of Other Deferred Compensation Plans 	 	                       111 	 	               111
Metro Net Income for the Three Months Ended
    December 31, 1994 (1)  	                               6,837 	 	                                 6,837
Adjustment to Unrealized Gain/(Loss) on Securities
    Available-for-Sale, net of taxes 	                             (4,470)  	                        (4,470)
Balance, March 31, 1994 	            56,193 	   91,609 	   91,875 	(2,229)     (714) 	    (22)        236,712



Balance, December 31, 1994 	        $57,623 	  $94,526 	 $106,186 ($2,871)     ($514) 	   ($27)      $254,923
Net Income  	                                              11,500 	  	                                 11,500
Cash Dividends ($0.125 per share) 	 	                      (3,101) 	 	                                 (3,101)
Sale of Common Stock (595,815 shares) 1,490 	    1,625                                                  3,115
Exercise of Warrants (580,807 shares) 1,452     	2,243                                                  3,695
Deferred Compensation Activity:
    Restricted Stock Awards (4,500 shares)         	(1)                          (61) 	     62
    Amortization of Restricted Stock Awards 	                                     50 	 	                   50
    Forfeiture of Restricted Stock
           Awards (8,334 shares)  	                 13 	                          30 	     (115) 	        (72)
    Amortization of Other Deferred Compensation Plans 	 	                        206  	                   206
Purchase of Treasury Stock (146 shares) 	                                                     (2) 	        (2)
Adjustment to Unrealized Gain/(Loss) on Securities
    Available-for-Sale, net of taxes 	 	                            2,373 	 	                            2,373
Balance, March 31, 1995 	           $60,565 	   $98,406    $114,585 ($498) 	    ($289) 	    ($82)     $272,687


(1) See "Note 2 - Business Combinations" of the Registrant's 1994 Annual Report on Form 10-K for further discussion of this transaction.

North Fork Bancorporation, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 1995 and 1994


General

	The consolidated financial statements of North Fork Bancorporation, Inc. (the "Registrant"), a bank holding company, and its subsidiaries, have been prepared in conformity with generally accepted accounting principles and prevailing practices within the financial services industry.

	On November 30, 1994, Metro Bancshares Inc. ("Metro"), the Parent Company of Bayside Federal Savings Bank ("Bayside") was merged with and into the Registrant. The merger was accounted for as a pooling-of-interests and, as a result, the Registrant's consolidated financial statements have been retroactively restated for all reporting periods to include the consolidated accounts of Metro.

	The Registrant's previously reported components of consolidated income and the amounts reflected in the accompanying consolidated statement of income for the three months ended March 31, 1994, are as follows:

(in thousands)

Net Interest Income
    As Previously Reported 	    $20,065
    Metro 	                      10,980
    Combined 	                  $31,045

Net Income
    As Previously Reported 	     $5,512
    Metro 	                       3,259
    Combined                    	$8,771


	Metro's reporting period had been as of and for the year ended September 30, whereas the Registrant utilizes a calendar year basis.
 Metro's results for 1994 have been conformed to the calendar year reporting of the Registrant. See "Note 2 - Business Combinations"
of the Registrant's 1994 Annual Report on Form 10-K for further discussion of this transaction.

	In the opinion of management, all significant intercompany accounts and transactions have been eliminated in consolidation. In addition, all adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of the Registrant for the interim periods have been made. All such adjustments ,except as noted above, are of a normal and recurring nature.
These statements should be read in conjunction with the Registrant's summary of significant accounting policies which are incorporated herin by reference in its 1994 Annual Report on Form 10-K.


	Results of operations for the quarter ended March 31, 1995 are not necessarily indicative of the results of operations which may be expected for the full year 1995 or any other interim periods.

RECENT ACCOUNTING DEVELOPMENTS:

Accounting by Creditors for Impairment of a Loan:
Statement of Financial Accounting Standards No. 114, ("SFAS 114"), as amended by Statement of Financial Accounting Standards
No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" ("SFAS 118")
The Registrant adopted SFAS 114, as amended by SFAS 118 (collectively referred to as "the Statement"), effective January 1, 1995.
 The Statement requires that the measurement of impaired loans be based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

	Additionally, the Statement amends the accounting for loans previously classified as in-substance foreclosure. Under previous guidance, when a loan met the criteria of an in-substance foreclosure, the creditor was required to account for the loan and any future transactions as if they had received the collateral in full satisfaction of the debt. However, the Statement requires that a creditor shall measure impairment based on the fair value of the collateral when a creditor determines that foreclosure is probable. In these situations, the creditor is required to continue to carry the asset as a loan rather than relcassify it to Other Real Estate.
As a result, $8.2 million and $11.8 million of loan previously reported as In-substance forclosures at December 31, 1994 and March 31, 1994, respectively, have been reclassified from Other Real Estate to loans in the accompanying Balance Sheets. All financial schedules and ratios contained within this document affected by this reclassification have been restated for comparability purposes.

	The Registrant's interest income recognition policy and methodology used to assess the adequacy of its allowance for loan losses had previously complied with the methods prescribed by the Statement.
  Accordingly, adoption of this Statement had no material adverse effect on the Registrant's financial condition at March 31, 1995 or on its financial results for the quarter ended March 31, 1995.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Summary

	North Fork Bancorporation, Inc. (the "Registrant") recognized net income of $11.5 million, or $.48 per share, for the first quarter ended March 31, 1995, as compared with net income of $8.8 million, or $.37 per share for the comparable prior year period. Per share results are based on weighted average shares outstanding of 24,152,031 and 23,824,688 for the quarters ended March 31, 1995 and 1994, respectively.

	The increase in the Registrant's 1995 first quarter earnings, when compared with the comparable prior year period, is attributable to a $2.8 million increase in net interest income, a $.3 million increase in non-interest income, and a $2.5 million decrease in non-interest expense. This activity was partially offset by a $.3 million increase in the provision for loan losses and a $2.6 million increase in the provision for income taxes.

	Return on average total assets and return on average stockholders' equity for the first quarter of 1995 improved to 1.70% and 17.76%, respectively, when compared to 1.20% and 15.11%, respectively, for the comparable prior year period.


Net Interest Income

	Net interest income, which represents the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities, is the Registrant's primary source of earnings.
  Net interest income is affected by the level and composition of interest earning assets and interest incurred on interest bearing liabilities, as well as changes in market interest rates.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income (continued)

	Net interest income, on a fully taxable equivalent basis, increased $2.9 million, or 9.3%, to $34.4 million for the 1995 first quarter, as compared to $31.5 million for the comparable prior year period.
The components of this increase include a $3.8 million increase in interest income, on a fully taxable equivalent basis, partially offset by a $.9 million increase in interest expense.

	Interest income, on a fully taxable equivalent basis, aggregated $52.5 million for the 1995 first quarter, a $3.8 million increase from the $48.7 million earned in the 1994 comparable period. The yield on interest earning assets, on a fully taxable equivalent basis, increased to 8.19% for the 1995 first quarter as compared to 7.05% in the 1994 comparable period. This increase is attributable to (a) multiple increases in the prime rate of interest throughout 1994 and 1995, (b) the impact of higher market interest rates on the Registrant's securities and adjustable rate residential portfolio, and (c) a shift in the composition of interest earning assets to higher yielding loans from the securities portfolio. These factors were partially offset by a $200 million decline in the level of interest earning assets to $2.6 billion during the first quarter of 1995 as compared to $2.8 billion for the comparable prior year period.

	The decline in the level of interest earning assets is a result of the Registrant's formal strategy to reduce its reliance on short-term borrowings, principally repurchase agreements and short-term Federal
 Home Loan Bank advances, through the liquidation of certain securities classified as Available-for-Sale combined with maturities of certain securities.  This strategy, which was implemented during the latter half of 1994, was in response to increases on short-term interest rates and a flattening of the yield curve.

	Interest expense increased to $18.2 million for the 1995 first quarter, reflecting a 3.49% cost of funds, as compared to $17.2 million, or an effective cost of funds of 2.91%, for the comparable prior year period.
  The increase in interest expense period-over-period is attributable to the impact of higher market interest rates on the Registrant's cost of funds, partially offset by a decline in the level of interest bearing liabilities.

	Interest incurred on short-term borrowings declined $2.0 million to $.4 million in the first quarter of 1995 as compared to $2.4 million for the comparable prior year period. Average short-term borrowings declined $252.2 million to $27.1 million for the first quarter of 1995 as compared to $279.3 million for the comparable prior year period.
This decline resulted from management's strategy to reduce its reliance on short-term borrowings and its level of holdings in its securities portfolios as previously discussed.

	Interest incurred on total savings and time deposit accounts increased $3.0 million to $17.1 million in the first quarter of 1995 as compared to
 $14.1 million for the comparable prior year period. This increase is attributable to the effects of higher market interest rates on the Registrant's cost of funds, and a shift in deposit composition from
 Savings, N.O.W. and Money Market accounts to higher yielding Time deposit accounts. Average Savings, N.O.W. and Money Market deposits declined $136 million to $1.25 billion for the 1995 first quarter as compared to $1.38 billion for the comparable prior year period. Simultaneously, average Time deposits increased
$85.8 million to $800.5 million
 for the 1995 first quarter as compared to $714.7 million for the comparable prior year period. This increase in deposit funding costs was partially offset by a $50 million decline in the level of average total savings and time deposits to $2.05 billion during the 1995 first quarter as compared to $2.10 billion during the comparable prior year period.

	Conversely, average Demand deposits increased $63.5 million or 22.9% to $341.3 million for the 1995 first quarter as compared to $277.8 million for the comparable prior year period. Demand deposits comprised 15.6% of total deposits at March 31, 1995 as compared to 11.7% at March 31, 1994. The continued growth in Demand deposit balances is attributable to the process of converting the former
Bayside branches into full-service commercial branches and the Registrant's continued efforts to expand its small and medium size commercial base.

	The following table sets forth a summary analysis of the relative impact on net interest income of changes in the average volume of interest earning assets and interest bearing liabilities and changes in average rates on such assets and liabilities. Due to the numerous simultaneous volume and rate changes during the period analyzed, it is not possible to precisely allocate changes between volumes and rates. For presentation purposes, changes which are not solely due to volume changes or rate changes have

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income (continued)
been allocated to these categories based on the respective percentage changes in average volume and average rates as they compare to each other.
  In addition, average interest earning assets include non-accrual loans.

For the Three Months Ended	   		      		           March 31, 1995  vs.  March 31, 1994
 (in thousands ) 	 	 	                                                  Change in
 	                                                   Average 	Average 	Net Interest
 	                                                    Volume    	Rate   	Income

INTEREST INCOME FROM EARNING ASSETS:
Interest Earning Deposits  	                             $21 	    $11 	       $32
Taxable Securities 	                                  (3,512) 	 2,818 	      (694)
Non-Taxable Municipals 	                                 198     	162        	360
Mortgage-Backed Securities                           	(9,048)  	8,265      	 (783)
Taxable Loans, including non-accrual loans 	           1,782   	3,347 	     5,129
Non-Taxable Loans 	                                      (67)    	(21)      	 (88)
Federal Funds Sold and Securities
 Purchased Under Agreements to Resell 	               (1,155)  	1,023      	  (132)
  Total Interest Earning Assets                     	(11,781) 	15,605      	3,824

INTEREST EXPENSE ON LIABILITIES:
Total Savings and Time Deposits 	                     (1,905)  	4,911      	3,006
Short-Term Borrowings 	                               (8,137)  	6,095     	(2,042)
Long-Term Borrowings                                    	556    	(613)       	(57)
  Total Interest Expense                             	(9,486) 	10,393        	907

Net Change in Interest Income                       	$(2,295) 	$5,212      	$2,917


The above table has been prepared on a Taxable Equivalent Basis

 ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income (continued)
	The following tables present an analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the three month periods ended March 31, 1995 and 1994, respectively:

ANALYSIS OF NET INTEREST INCOME
                                                             		Three Months Ended
		                                                March 31, 1995 	 	 	        March 31, 1994
                                                	Average 	 	Average 	        Average 	 	Average
                                                 	Balance 	Interest 	Rate 	  Balance 	  Interest 	Rate

 (dollars in thousands )
INTEREST EARNING ASSETS
Interest Earning Deposits  	                        $1,552 	    $34 	8.96% 	     $291 	        $2 	2.79%
Taxable Securities 	                               112,238 	  1,644 	5.94% 	  200,545 	     2,338 	4.73%
Non-Taxable Municipals 	                            60,850   	1,041 	6.94%   	 48,302 	       681 	5.72%
Mortgage-Backed Securities 	                       578,850 	  9,097 	6.37% 	  754,541 	     9,880 	5.31%
Taxable Loans, net of unearned income & fees    	1,827,424  	40,278 	8.94% 	1,741,860 	    35,149 	8.18%
Non-Taxable Loans 	                                  8,498     	280	13.36% 	   10,494 	       368 14.22%
Federal Funds Sold and Securities
    Purchased Under Agreements to Resell 	          10,700     	157 	5.94%   	 44,239 	       289 	2.65%
    Total Interest Earning Assets 	              2,600,112  	52,531 	8.19% 	2,800,272 	    48,707 	7.05%

Allowance for Loan Losses 	                        (51,009) 	 	 	              (57,317)
Cash and Due from Banks 	                           81,324 	 	 	                82,485
Other Non-Interest Earning Assets 	                106,693 	 	 	               131,305
    Total Assets 	                              $2,737,120 	 	 	            $2,956,745

INTEREST BEARING  LIABILITIES:
Savings, N.O.W & Money Market Deposits 	          1,244,665 	 7,454 	2.43% 	 1,380,508 	    7,721 	2.27%
Time Deposits 	                                     800,509  	9,608 	4.87%     714,702 	    6,335 	3.59%
    Total Savings and Time Deposits 	             2,045,174 	17,062 	3.38% 	 2,095,210 	   14,056 	2.72%
Short-Term Borrowings                               	27,091 	   369 	5.52%  	  279,332 	    2,411 	3.50%
Long-Term Borrowings 	                               35,000    	722 	8.37%   	  30,000 	      779 	10.53%
    Total Interest Bearing Liabilities 	          2,107,265 	18,153 	3.49% 	 2,404,542 	   17,246 	2.91%
Rate Spread 	 	 	                                                    4.70% 	 	 	                   4.15%
Non-Interest Bearing Deposits 	                     341,332 	 	 	              277,753
Other Non-Interest Bearing Liabilities 	             25,897 	 	 	               39,000
    Total Liabilities 	                           2,474,494 	 	 	            2,721,295
 Stockholders' Equity 	                             262,625 	 	 	              235,450
    Total Liabilities and Stockholders' Equity 	 $2,737,119 	 	 	           $2,956,745
Net Interest Income and Net Interest Margin 	 	              34,378 	5.36% 	 	             31,461 	4.56%
Less: Tax Equivalent Basis Adjustment 	 	                      (526) 	 	 	                  (416)
     Net Interest Income 	 	                                $33,852 	 	 	                 $31,045



The above table has been prepared on a Taxable Equivalent Basis

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-Interest Income

	Non-interest income, exclusive of net securities gains/(losses), was $5.1 million for the 1995 first quarter, as compared to $5.0 million for the comparable prior year period. Net securities gains were $98 thousand during the current period, as compared with net securities losses of $77 thousand for the comparable prior year period.

Non-Interest Expense

	Non-interest expense declined $2.6 million, or 12.9%, to $17.2 million during the 1995 first quarter when compared to $19.8 million during the comparable prior year period. The decline is primarily the result of a $1.8 million decrease in other real estate expenses, and a $.8 million reduction in general and administrative expenses, resulting from the post-merger integration of operations and the achievement of other efficiencies associated with the combination of certain product lines.

	The Registrant's core efficiency ratio, which represents the ratio of non-interest expense, net of other real estate expenses and other non-recurring charges, to net interest income, on a tax equivalent basis, and non-interest income net of securities gains and losses, improved to 43.09% for the 1995 first quarter as compared with 48.69% for the comparable prior year period. This achievement occurred as core operating expense levels declined while net interest income and non-interest income improved.

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

	The Registrant's effective tax rate was 41.8% for the first quarter of 1995, as compared to 39.3% for the comparable prior year period.
The increase in the effective tax rate is primarily attributable to the Registrant recognizing a decrease in its deferred tax valuation allowance during 1994.

Asset Quality

	The Registrant's loan portfolio is principally located in the metropolitan New York area. The risk inherent in this portfolio is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrowers.
The portfolio is concentrated in real estate related loans, comprising 83.1%
 of the portfolio at March 31, 1995.
	The following table delineates the composition of the Registrant's loan portfolio for the periods indicated (in thousands):

 	                                    March 31,  1995 	December 31,  1994 	March 31,  1994

Mortgage Loans-Residential                  	$588,717 	          $598,711 	       $629,182
Mortgage Loans-Multi-family 	                 559,695 	           524,167 	        429,822
Mortgage Loans-Commercial 	                   347,110 	           340,157 	        341,182
Commercial & Industrial 	                     236,076 	           241,544 	        251,364
Consumer Loans 	                               78,378 	            72,098 	         60,864
Land Loan 	                                    37,250 	            39,312 	         40,835
Mortgage Loans-Construction 	                  12,800 	            15,477 	         22,791
TOTAL 	                                    $1,860,026 	        $1,831,466 	     $1,776,040

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset Quality (continued)

	Non-performing assets, which include loans ninety days past due and still accruing, non-accrual loans and other real estate, remained unchanged at $46.9 million at March 31, 1995 when compared to December 31, 1994 levels and declined $13.7 million when compared to $60.6 at March 31, 1994. Non-performing assets represent 1.71% of total assets at March 31, 1995 and compare favorably to 1.73% at December 31, 1994 and 2.05% at March 31, 1994.

	The components of non-performing assets are delineated in the table below (in thousands):

                                          	March 31,  1995 	December 31,  1994 	March 31,  1994
Loans 90 days Past Due & Still Accruing 	           $2,362 	            $1,597 	         $3,766
Non-Accrual Loans 	                                 39,475 	            40,516 	         46,412
   Non-Performing Loans 	                           41,837 	            42,113 	         50,178
Other Real Estate Owned 	                            5,081 	             4,861 	         10,412
   Non-Performing Assets 	                          46,918 	            46,974 	         60,590

Restructured, Accruing Loans 	                     $38,980 	           $37,044 	        $42,919



	The adoption of SFAS 114 did not effect the level of non-performing assets as loans previously classified as in-substance foreclosures, and contained within the other real estate caption, are now classified within the non-accrual loans caption. For a further discussion, refer to the Recent Accounting Developments section of this report.

	The provision for loan losses increased to $2.0 million for the 1995 first quarter, from $1.7 million in the comparable prior year period.
 Net charge-offs aggregated $1.4 million, or .32% of average loans, net of unearned income, on an annualized basis, for the 1995 first quarter, as compared with $2.8 million, or .63% of average loans, net of unearned income, on an annualized basis, for the 1994 first quarter. The allowance for loan losses at March 31, 1995 was $50.6 million, or 121.0% of non-performing loans, and 2.75% of loans, net of unearned income. The allowance for loan losses at December 31, 1994 was $50.1 million, or 118.9% of non-performing loans, and 2.76% of loans, net of unearned income. The allowance for loan losses at March 31, 1994 was $55.9 million, or 111.3% of non-performing loans and 3.18% of loans, net of unearned income.

	Management determines what it deems to be the appropriate level of the Registrant's allowance for loan losses on an ongoing basis by reviewing individual loans within, as well as the composition of and trends in the loan portfolio. Management considers, among other things, concentrations within segments of the loan portfolio, delinquency trends, as well as recent charge-off experience and third party evidentiary matter (such as appraisals) when assessing the degree of credit risk in the portfolio. Various appraisals and estimates of current value influence the estimation of the required allowance at any point in time.
While management uses available information to provide for possible loan losses, future additions to the allowance may be necessary based on future changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Registrant's bank subsidiary's allowance for loan losses. Such agencies may require the Registrant to recognize additions to the allowance based on their judgement of information available to them at the time of their examinations which may not be available now. Based on the current economic conditions,management considers the allowance at March 31, 1995 adequate to cover the possible risk of loss in the loan portfolio.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Securities

	A)  Held-to-Maturity Securities

	Held-to-Maturity Securities are debt securities that the Registrant has the positive intent and ability to hold to maturity and are stated
 at amortized cost. At March 31, 1995, Securities Held-to-Maturity consisted of the following (in thousands):

 	 	                                                             Gross 	     Gross
                                               	Amortized  	Unrealized 	Unrealized 	   Fair
 	                                                   Cost 	      Gains 	  (Losses) 	   Value
U.S. Government Agencies Obligations 	            $54,566 	          - 	  ($2,748) 	 $51,818
State and Municipal Obligations 	                  60,587 	        267 	   (1,360) 	  59,494
Mortgage-Backed Securities 	                      473,387 	        223 	  (18,302) 	 455,308
TOTAL   	                                        $588,540 	       $490 	 ($22,410) 	$566,620


	B)  Available-for-Sale Securities

	Available-for-Sale Securities are debt and equity securities not classified as either securities held to maturity or trading securities and are stated at fair value.  At March 31, 1995, Securities
Available-for-Sale consisted of the following (in thousands):

 	 	                                                             Gross 	     Gross
                                               	Amortized  	Unrealized 	Unrealized   	Fair
                                                    	Cost       	Gains  	 (Losses) 	  Value
U.S. Treasury 	                                   $20,007 	         $3 	     ($65)  $19,945
Mortgage-Backed Securities 	                       98,104 	        170    	 (2,059) 	96,215
Equity Securities 	                                24,709 	      1,083         	 - 	 25,792
TOTAL   	                                        $142,820 	     $1,256    	($2,124) $141,952


	The amortized cost of Mortgage-backed securities ("MBS") included in both the available-for-sale and held-to-maturity categories was $571.5 million at March 31, 1995, with an aggregate fair value of $551.5 million, or a net pre-tax unrealized loss of $20.0 million.  This compares to securities with an amortized cost of $586.6 million and an aggregate fair value of $549.6 million or a net pre-tax unrealized loss of $37.0 million, at December 31, 1994. The increase in fair value reflects the favorable impact of lower market interest rates during the
first quarter of 1995.   The Registrant's mortgage-backed securities
are principally fixed rate and the value of these instruments moves in an inverse relationship to interest rates.

	Mortgage-backed securities classified as held-to-maturity included $90.7 million in collateralized mortgage obligations at March 31, 1995.
  Mortgage-backed securities classified as available-for-sale included $1.1 million in collateralized mortgage obligations at March 31, 1995.

	The prepayment of mortgage-backed securities, including collateralized mortgage obligations, is actively monitored through the Registrant's portfolio management function. The Registrant typically invests in MBS's with stable cash flows and relatively short duration, thereby limiting the impact of interest rate fluctuations on the portfolio. Management regularly performs simulation testing to assess the impact that interest and market rate changes would have on its MBS's portfolio.

	At March 31, 1995, securities carried at $214.9 million were pledged for various purposes as required by law and to secure securities sold under agreements to repurchase and other borrowings.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital

	The Federal Reserve Board has formal capital guidelines which bank holding companies are required to meet. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off balance sheet items. The guidelines currently require all bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8.00%, including a minimum ratio of Tier 1 capital to risk weighted assets of 4.00%.

	The following table sets forth the Registrant's regulatory capital as of March 31, 1995 under the rules applicable at such date. At such date the Registrant was in compliance with all applicable regulatory requirements.
(dollars in thousands)

 	                                             Amount 	        Ratio
Tier 1 Capital 	                             $251,283 	        15.84%
Regulatory Requirement 	                       63,456 	         4.00%
Excess 	                                      187,827 	        11.84%

Total Risk Adjusted Capital 	                 271,494 	        17.11%
Regulatory Requirement 	                      126,912 	         8.00%
Excess 	                                     $144,582 	         9.11%

Risk Weighted Assets 	                     $1,586,400


	The Registrant's leverage ratio at March 31, 1995 was 9.25%. The Tier I, total risk based and leverage capital ratios of the
 Registrant's bank subsidiary, were 16.17%, 17.45%, and 9.41%, respectively, at March 31, 1995.

	The Federal Deposit Insurance Corporation Act ("FDICIA") became effective December 19, 1991. FDICIA substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other banking statutes. Among other things, FDICIA requires the federal banking regulators to take prompt corrective action on depository institutions that do not meet minimum capital requirements. FDICIA establishes five categories: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". Under the regulations, a "well capitalized"
 institution has a minimum total risk based capital to total risk weighted assets of at least 10%, a minimum Tier I capital to total risk weighted assets of 6%, a minimum leverage ratio of at least 5% and is not subject to any written order, agreement or directive. The Registrant and its bank subsidiary are considered well capitalized.

	On March 28, 1995, the Registrant's Board of Directors declared a quarterly cash dividend of 12.5 cents per share, a 25% increase over the 10.0 cents declared in the previous quarter. The dividend is payable May 15, 1995 to shareholders of record at the close of business April 25, 1995.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

	The objective of the Registrant's liquidity management is to ensure the availability of sufficient resources to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the Registrant's ability to meet deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature and to make new loans and investments as opportunities arise.

	The Registrant's sources of liquidity include dividends from its subsidiaries, borrowings, and funds available through the capital markets. Dividends from the Registrant's bank subsidiary are limited by New York State Banking Department regulations to the current year's earnings plus the prior two years' retained net profits. According to the parameters of this regulation, the Bank had $67.2 million of retained earnings available for dividends to the Registrant as of March 31, 1995.

	The Bank has numerous sources of liquidity including loan and security principal repayments and maturities, lines of credit with other financial institutions, the ability to borrow under repurchase agreements utilizing its unpledged securities portfolio, the sale of securities from its available for sale portfolio, the securitization of loans within the portfolio, whole loan sales and growth in its core deposit base.

	In addition, the Bank has the ability, as a member of the Federal Home Loan Bank ("FHLB") system, to borrow approximately $320 million on a secured basis, utilizing mortgage related loans and securities as collateral, for a term ranging from one day to ten years at both fixed and variable rates. As of March 31, 1995, the Bank had $10 million in such advances, with an original maturity of greater than one year.

	The Registrant's liquidity position is monitored on a daily basis to ensure the maintenance of an optimum level and the most cost efficient use of available funds. Management believes that the Registrant has sufficient liquidity to meet its operating requirements.


Other Matters

	Great Neck Bancorp Acquisition

	In January 1995, the Registrant announced that it had entered into an agreement to acquire Great Neck Bancorp. ("Great Neck") for cash consideration of approximately $6.5 million. Great Neck is the parent company of Bank of Great Neck, a Long Island based commercial bank.
The total assets to be acquired approximate $110 million exclusive of certain designated assets aggregating approximately $15 million which will be retained by the selling shareholders. The transaction, which will be accounted for as a purchase, is subject to regulatory approval and is expected to close in the second quarter of 1995.

SIGNATURES






	Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:  May  12 , 1995 	                          /s/  Daniel M. Healy
		                                                    Daniel M. Healy
		                                               Executive Vice President &
		                                                 Chief Financial Officer