Form 10-Q
period 1995-06-30
NORTH FORK BANCORPORATION INC
filed 1995-08-11
CIK 352510

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON D.C. 20549



                                     FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15 (d) of the
      Securities Exchange Act of 1934

For the period ended:			        June 30, 1995



NORTH FORK BANCORPORATION, INC.
(Exact name of registrant as specified in its charter)


	DELAWARE							                        36-315460

(State or other Jurisdiction of						(I.R.S. Employer
  incorporation or organization)				Identification No.)


	9025 ROUTE 25, MATTITUCK, NEW YORK		     11952
(Address of principal executive offices) (Zip Code)



(516) 298-5000
(Registrant's telephone number, including area code)







Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:				Yes (X)      No ( )





           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.





CLASSES OF COMMON STOCK	    	NUMBER OF SHARES OUTSTANDING  8/07/95

     $2.50 Par Value						                24,749,168

INDEX



PART I FINANCIAL INFORMATION





ITEM 1.	FINANCIAL STATEMENTS.

		North Fork Bancorporation, Inc. and Subsidiaries
		(1.)	Consolidated Balance Sheets.
		(2.)	Consolidated Statements of Income.
		(3.)	Consolidated Statements of Cash Flows.
		(4.)	Consolidated Statements of Changes in Stockholders'
Equity.
		(5.)	Notes to Consolidated Financial Statements.





ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.



PART II.  OTHER INFORMATION



ITEM 1.	LEGAL PROCEEDINGS
		Not Applicable.





ITEM 2.	CHANGES IN SECURITIES
		Not Applicable.



ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
		Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

		The Registrant's Annual Meeting of Stockholders was held on Tuesday, April 25, 1995. At the Annual Meeting the following
Nominees were elected to the Registrants' Board of Directors for a period of three years:


                                						 For			           Withheld

		James F. Reeve		                     19,167,636		      136,251
		George H. Rowsom		                   19,166,499		      137,388
		Dr. Kurt R. Schmeller		              19,165,901		      137,986
		Raymond W. Terry Jr.		               19,129,145		      174,742


		The following sets forth the names of those directors whose term of office continued after the Registrant's Annual Meeting:


		John Bohlsen
		Malcolm J. Delaney
		James H. Rich
		Allan C. Dickerson
		Lloyd A. Gerard
		John Adam Kanas





ITEM 5.	OTHER INFORMATION
		Not Applicable



ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

		The following exhibits are submitted herewith:




		(a)	Exhibit #	    Description
	     		(11)  		    Statement Re: Computation of per share earnings.
     			(27)	      	Financial Data Schedule

Consolidated Balance Sheets 			           June 30,  1995       Dec. 31,1994       June 30,  1994
(in thousands, except per share amounts) 	(unaudited)                     			     (unaudited)



Assets

Cash & Due from Banks 				                       $86,334 	          $67,168 	             $88,513
Interest Earning Deposits 				                       969                748 	                 512
Federal Funds Sold & Securities Purchased
    under Agreements to Resell 		  	              19,000           	 	    - 	              92,700
Securities:
    Held-to-Maturity 				                       	547,316 	           631,492              649,280
    Available-for-Sale  				                    	271,978       	     141,805 	            352,429
      Total Securities 					                     819,294 	           773,297 	          1,001,709
Loans 						                                   1,888,841 	         1,831,466 	          1,798,779
  Less: Unearned Income & Fees 			                18,474 	            17,429 	             18,735
            Allowance for Loan Losses 			         52,003 	            50,069               55,029
            Net Loans 				                     1,818,364 	         1,763,968 	          1,725,015
Premises & Equipment, Net 	                       39,772             	39,168 	             39,644
Accrued Income Receivable 	                       18,555             	19,315     	         20,364
Other Real Estate 	                                4,047 	             4,861 	              6,954
Other Assets 	                                    31,025             	27,043 	             26,550
Excess of Cost over Fair Value
  of Net Assets Acquired 	                        21,473              22,208 	             22,943
     Total Assets 	                           $2,858,833 	        $2,717,776 	          $3,024,904


Liabilities and Stockholders' Equity

Demand Deposits 	                               $407,098 	           $331,245 	           $284,007
Savings, N.O.W. &  Money Market Deposits      	1,124,776 	          1,325,628            1,392,909
Certificates of Deposits in
  Amounts of $100,000 & Over 	                   131,622               71,978 	             54,664
Other Time Deposits                             	761,394             	614,036 	            604,068
     Total Deposits 	                          2,424,890 	          2,342,887 	          2,335,648
Federal Funds Purchased & Securities
  Sold Under Agreements to Repurchase 	           47,625 	             20,000 	            325,582
Other Borrowings 	                                10,000 	             50,000 	             40,308
Senior Notes Payable                             	25,000              	25,000 	             25,000
Accrued Interest & Other Expenses                	21,320              	19,770 	             15,228
Purchased Security Liability 	                    35,889                   	- 	             19,800
Other Liabilities 	                                8,244               	5,196 	             20,211
      Total Liabilities 	                     $2,572,968          	$2,462,853 	         $2,781,777

Stockholders' Equity
Preferred Stock, par value $1.00;
  authorized 10,000,000 shares,
  unissued 	                                            -                  	- 	                   -
Common stock, par value $2.50; authorized
  50,000,000 shares; issued & outstanding
  24,696,910,   23,049,187,  22,599,648
  shares at the periods ending, respectively 	     61,742 	            57,623               56,499
Additional Paid in Capital 	                      100,137             	94,526 	             92,490
Retained Earnings                                	123,728 	           106,186 	             99,438
Unrealized Gain/( Loss) on Securities
  Available-for-Sale, net of taxes 	                1,957 	           (2,871) 	             (4,583)
Deferred Compensation 	                           (1,081) 	             (514) 	               (710)
Treasury Stock at cost; 35,185,  1,945,
  487  shares at the periods
  ending, respectively 	                            (618) 	              (27) 	                 (7)
      Total Stockholders' Equity 	                285,865 	           254,923 	             243,127
      Total Liabilities and Stockholders'
        Equity 	                               $2,858,833          $2,717,776 	          $3,024,904

Consolidated Statements of Income  (Unaudited)
(in thousands, except per share amounts)
                                          Three Months Ended  Six Months Ended
                                           June 30, June 30, June 30, June 30,
Interest Income  				                      1995     1994     1995     1994

Loans (including fee income) 	              $42,782 	$36,532 	$83,239 	$71,911
Interest Earning Deposits                       	20       	2      	54       	4
Federal Funds Sold & Securities Purchased
      Under Agreements to Resell 	              386     	732     	543   	1,021
Mortgage-Backed Securities 	                  9,710  	10,474  	18,806  	20,354
U.S. Treasury & Government Agency Securities 	1,134   	2,452    2,386   	4,557
State & Municipal Obligations                  	653     	545   	1,341     	989
Other Securities 	                              382     	388     	703     	580
Total Interest Income 	                      55,067  	51,125 	107,072  	99,416

Interest Expense
Savings, N.O.W. & Money Market Deposits 	     7,020 	  7,697   14,474   15,418
Certificates of Deposit, $100,000 and Over 	  1,996     	544   	3,499    1,116
Other Time Deposits 	                        10,254   	5,624  	18,359  	11,387
Short-Term Borrowings 	                         517   	3,339     	886   	5,750
Long-Term Borrowings 	                          725     	737   	1,447   	1,516
   Total Interest Expense                   	20,512  	17,941  	38,665  	35,187
   Net Interest Income                      	34,555  	33,184  	68,407  	64,229
Provision for Loan Losses                    	2,000   	1,200   	4,000   	2,900
   Net Interest Income after
     Provision for Loan Losses 	             32,555   31,984  	64,407  	61,329

Non-Interest Income
Fees & Service Charges on Deposit Accounts 	  2,757   	2,854   	5,373    5,557
Trust & Investment Management Fees 	            466     	416     	901     	851
Mortgage Banking Operations 	                   642     	561   	1,271   	1,254
Net Securities Gains/(Losses) 	                  50      	23     	148    	(54)
Other Operating Income 	                      1,388     	725   	2,763   	1,863
     Total Non-Interest Income 	              5,303   	4,579  	10,456   	9,471

Non-Interest Expense
Salaries & Employee Benefits 	                8,079   	8,918  	16,235  	17,567
Occupancy 	                                   1,598   	1,667   	3,269   	3,401
Equipment 	                                   1,116   	1,349   	2,296   	2,692
FDIC Insurance Premiums                      	1,311   	1,421   	2,622   	2,842
Other Real Estate                               	63   	1,801     	311   	3,847
Prepayment Charge Senior Note Retirement         	-     	876       	-     	876
Amortization of Excess of Cost Over
   Fair Value of Net Assets Acquired           	367     	367      	735    	735
Other Operating Expenses                     	4,267   	4,298    	8,570  	8,521
    Total Non-Interest Expense              	16,801  	20,697   	34,038 	40,481
Income Before Income Taxes                  	21,057  	15,866   	40,825 	30,319
Provision for Income Taxes                   	8,827   	6,376   	17,095 	12,058
     Net Income                            	$12,230  	$9,490  	$23,730	$18,261


Per Share:

Net Income 	                                  $0.50   	$0.40    	$0.98  	$0.77
Cash Dividends                              	$0.125  	$0.075  	 $0.250 	$0.150

Consolidated Statement of Cash Flows (Unaudited)
Six Months Ended June 30, 					                      1995         1994
   	(in thousands)

Cash Flows from Operating Activities:
Net Income 	                                         $23,730     	$18,261
Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
Provision for Loan Losses                             	4,000       	2,900
Provision for Losses on Real Estate Acquired in
    Settlement of Loans 	                                203       	2,386
Depreciation and Amortization                         	2,236       	2,856
Amortization of Excess of Cost Over Fair Value of
    Net Assets Acquired                                 	735         	735
Accretion of Discounts and Net Deferred Loan Fees 	   (1,736)      (1,381)
Amortization of Premiums 	                             1,982       	5,194
Net Securities (Gains)/Losses                          	(148)         	54
Other, Net                                           	(2,142)       	(750)
    Net Cash Provided by Operating Activities         28,860      	30,255


Cash Flows from Investing Activities:
Maturities, Calls and Principal Repayments on
    Securities Held-to-Maturity 	                     85,327     	103,372
Purchases of Securities Held-to-Maturity             	(2,536)   	(234,886)
Proceeds from Sales of Securities Available-for-Sale 	56,581       64,739
Maturities, Calls and Principal Repayments on
    Securities Available-for-Sale 	                   21,996     	123,570
Purchases of Securities Available-for-Sale         	(164,573)    	(70,167)
Loans Originated and Principal Repayments
    on Loans and Other Real Estate Owned, Net 	      (63,985)     (66,494)
Proceeds from Sales of Real Estate Acquired
    in Settlements of Loans 	                          4,146       	4,640
Proceeds from the Sale of Loans 	                      3,568      	21,947
Purchases of Premises and Equipment, Net 	            (2,737) 	    (1,324)
    Net Cash Used in Investing Activities 	          (62,213)    	(54,603)


Cash Flows from Financing Activities:
Net Increase/(Decrease) in Deposits 	                 82,003     	(10,720)
Net (Decrease)/Increase in Short-Term
  and Other Borrowings                               (12,375)     	95,113
Proceeds from the Issuance of Senior Note Payable 	        -      	25,000
Repayment of Senior Note Payable 	                         -     	(20,000)
Purchase of Treasury Shares                          	(1,265)        	(15)
Common Stock Issued for Cash 	                         8,787       	1,106
Dividends Paid to Shareholders 	                      (5,410)     	(2,688)
    Net Cash Provided by Financing Activities        	71,740      	87,796
    Net Increase in Cash and Cash Equivalents        	38,387      	63,448


Metro Activity for the Three Months
   Ended December 31, 1993 	                               -          356
Cash and Cash Equivalents at
    Beginning of the Quarter                          67,916      117,921
Cash and Cash Equivalents at End of the Quarter 	   $106,303     $181,725












Consolidated Statement of Cash Flows (Unaudited), Continued

Six Months Ended June 30, 					                      1995         1994
Supplemental Disclosures of
  Cash Flow Information:
(in thousands)

  Cash Paid During the Period for:
    Interest Expense 	                               $31,474    	$34,318
    Income Taxes                                    	$19,781    	$12,788

Supplemental Schedule of Noncash Investing and Financing Activities:

Securities Transferred to Available-for-Sale
  Upon Adoption of SFAS 115 	                              -   	$275,200


Real Estate Acquired in Settlement of Loans 	         $3,683       	$483


Loans to Facilitate the Sale of Other Real Estate   	 $3,427      $4,879


During the period the Registrant purchased
  various investment securities which settled
  in the subsequent month 	                          $35,889   	$19,800

Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in thousands, except per share amounts)

                                             	 	Addit'l    	       	Unrealized
                                        	Common 	Paid in 	Retained 	Securities 	   Deferred  Treasury
                                         Stock  	Capital 	Earnings 	Gains/(Losses) Comp      Stock 	    Total

Balance, December 31, 1993              	$56,114 $91,473  $79,623          	  $- 	   ($899)      ($1) 	 $226,310

Unrealized Gain on Securities
  Available-for-Sale,
  net of taxes at January 1, 1994 	           - 	      - 	       -       	  2,241 	      - 	       - 	    2,241
Net Income 	                                  - 	      - 	  18,261 	            - 	      - 	       - 	   18,261
Cash Dividends (The Registrant
  $0.15 per share) 	                          - 	      - 	  (2,133)             - 	      - 	       - 	    (2,133)
Cash Dividends ( Metro Pre-Merger
  $0.63 per share) (1) 	                      - 	      -    (3,212) 	           - 	      - 	       - 	    (3,212)
Sale of Common Stock (65,245 shares) 	      200 	    576 	       - 	            - 	      - 	       - 	       776
Exercise of Warrants (69,000 shares) 	      172 	    152 	       - 	            - 	      - 	       - 	       324
Deferred Compensation Activity:
    Restricted Stock Awards
     (10,000 shares) 	                       13 	     55 	       - 	            - 	   (122)       67 	        13
    Removal of Restrictions
     Accelerated Regarding
     Restricted Stock Awards
     (1,000 shares) 	                         - 	      - 	       - 	            - 	      4 	       -           4
    Amortization of Restricted
     Stock Awards 	                           - 	      - 	       - 	            - 	    115 	       -         115
    Forfeiture of Restricted
     Stock Awards (4,334 shares) 	            -      (12)       	- 	            - 	     29 	      (58) 	     (41)
    Amortization of Other Deferred
     Compensation Plans 	                     - 	    246        62             	- 	    163 	       - 	       471
Purchase of Treasury Stock
     (1,080 shares) 	                         - 	      - 	       - 	            - 	      - 	      (15)       (15)
Metro Net Income for the
    Three Months Ended
    December 31, 1993 (1) 	                   - 	      - 	   6,837 	            - 	      - 	       - 	      6,837
Adjustment to Unrealized
    Gain/(Loss) on Securities
    Available-for-Sale, net of taxes 	        - 	      - 	       - 	       (6,824) 	     - 	       -       (6,824)
Balance, June 30, 1994 	                 56,499  	92,490   	99,438        	(4,583) 	  (710)        (7) 	  243,127


Balance, December 31, 1994 	             57,623 	 94,526 	 106,186       	 (2,871)    (514) 	      (27) 	 254,923
Net Income  	                                 - 	      - 	  23,730 	            - 	      - 	         - 	   23,730
Cash Dividends ($0.25 per share) 	            - 	      - 	 (6,188) 	            - 	      - 	         -     (6,188)
Sale of Common Stock (659,866 shares) 	   1,649 	  2,411       	- 	             - 	      - 	         -      4,060
Exercise of Warrants (987,857 shares) 	   2,470   	3,138 	      - 	             - 	      - 	         -      5,608
Deferred Compensation Activity:
    Restricted Stock Awards
      (51,800 shares) 	                       - 	     59 	      - 	             - 	   (907)        848 	        -
    Amortization of Restricted
      Stock Awards 	                          - 	      - 	      - 	             - 	    101 	         -         101
    Forfeiture of Restricted Stock
      Awards (12,002 shares) 	                - 	      3        - 	             - 	     33 	      (174)      	(138)
    Amortization of Other Deferred
      Compensation Plans 	                    - 	      - 	      -               - 	    206 	         - 	       206
Purchase of Treasury Stock (73,038 shares) 	  - 	      - 	      - 	             - 	      -      (1,265) 	   (1,265)
Adjustment to Unrealized Gain/(Loss)
       on Securities
    Available-for-Sale, net of taxes 	        - 	      - 	      - 	         4,828 	      - 	         -       4,828
Balance, June 30, 1995 	                 61,742  100,137  123,728 	         1,957   (1,081) 	     (618) 	  285,865


(1)  See "Note 2 - Business Combinations" of the Registrant's
1994 Annual Report on From 10-K for further discussion of this transaction.

North Fork Bancorporation, Inc.
and Subsidiaries



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 1995 and 1994





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



	The Registrant's previously reported components of consolidated income and the amounts reflected in the accompanying consolidated statements of income for the three and six months ended June 30,1994, are as follows:


	                                              Three Months 	Six Months
(in thousands) 	                                      Ended 	     Ended
Net Interest Income
    As Previously Reported 	                        $21,826 	   $41,892
    Metro 	                                          11,358 	    22,337
    Combined 	                                      $33,184    	$64,229

Net Income
    As Previously Reported 	                         $6,074 	   $11,587
    Metro 	                                           3,416      	6,674
    Combined 	                                       $9,490    	$18,261






	Metro's reporting period had been as of and for the year ended September 30, whereas the Registrant utilizes a calendar year basis. Metro's results for 1994 have been conformed to the calendar year reporting of the Registrant. See "Note 2 Business
Combinations" of the Registrant's 1994 Annual Report to
Shareholders for further discussion of this transaction.



	In the opinion of management, all significant intercompany accounts and transactions have been eliminated in consolidation. In addition, all adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows of the Registrant for the interim periods have been made. All such adjustments are of a normal and recurring nature. These statements should be read in conjunction with the Registrant's summary of significant accounting policies which are incorporated herein by reference in its 1994 Annual Report on Form 10-K.

	Results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results of operations which may be expected for the full year 1995 or any other interim periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



RECENT ACCOUNTING DEVELOPMENTS:



Accounting by Creditors for Impairment of a Loan:

Statement of Financial Accounting Standards No. 114, ("SFAS
114"), as amended by Statement of Financial Accounting Standards
No. 118, "Accounting by Creditors for Impairment of a
Loan-Income Recognition and Disclosures" ("SFAS 118")


	The Registrant adopted SFAS 114, as amended by SFAS 118 (collectively referred to as "the Statement"), effective January
1, 1995.   The Statement requires that the measurement of
impaired loans be based on the present value of expected future cash flows discounted at the loans effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent.



	Additionally, the Statement amends the accounting for loans previously classified as in-substance foreclosures. Under previous guidance, when a loan met the criteria of an in-substance foreclosure, the creditor was required to account for the loan and any future transactions as if they had received the collateral in full satisfaction of the debt. However, the Statement requires that a creditor shall measure impairment based on the fair value of the collateral when a creditor determines that foreclosure is probable. In these situations, the creditor is required to continue to carry the asset as a loan rather than reclassify it to Other Real Estate. As a result, $8.2 million and $10.6 million of loans previously reported as in-substance foreclosures at December 31, 1994 and June 30, 1994, respectively, have been reclassified from Other
Real Estate to loans in the accompanying Balance Sheets. All financial ratios contained within this document affected by this reclassification have been restated for comparability purposes.



	The Registrant, as part of its methodology in assessing the adequacy of its allowance for loan losses, had previously measured loan impairment in accordance with the methods prescribed by the Statement. Accordingly, adoption of this Statement had no material adverse effect on the level of the Registrant's allowance for loan losses or on its financial results for the three and six month periods ended June 30, 1995.
In addition, the adoption of the Statement has not had a material adverse impact on the Registrant's interest income recognition policy.



Accounting for  the Impairment of Long-Lived Assets and for
Long-Lived Assets to be Disposed of : 	 Financial Statement of
Accounting Standards No. 121, ("SFAS 121")



	In March 1995, the Financial Accounting Standards Board issued SFAS 121. This Statement establishes the accounting and reporting standards for the recognition of impairment on long-lived assets, certain identifiable intangibles, and goodwill related to those assets.

	SFAS 121 requires that an entity review long-lived assets and certain unidentifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In these situations, an entity is required to recognize an impairment loss if the sum of the estimated future cash flows, on an undiscounted basis, is less than the carrying amount of the asset.

 	SFAS 121 is effective for fiscal years beginning after December 15, 1995 however, earlier application is encouraged. The Registrant is currently assessing the financial implications of implementing SFAS 121 and believes that its adoption will not have a material adverse effect on its financial condition or results of operations.



Accounting for Mortgage Servicing Rights :

 Statement of Financial Accounting Standards No. 122, ("SFAS
122")

	In May 1995, the Financial Accounting Standards Board issued SFAS 122 . This Statement amends certain provisions of SFAS 65,
"Accounting for Certain Mortgage Banking Activities," requiring an entity to capitalize the rights to service mortgage loans for others, whether those rights are acquired through loan origination activities or purchased from others.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Additionally, SFAS 122 requires an entity to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights.

	SFAS 122 is effective for fiscal years beginning after December 15, 1995 however, earlier application is encouraged. The
Registrant is currently assessing the financial implications of implementing SFAS 122 and believes that it will not have a material adverse effect on its financial condition or results of operations.



 ITEM 2



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Earnings Summary



	North Fork Bancorporation, Inc. (the "Registrant") recognized net income of $23.7 million, or $.98 per share for the first six months of 1995, as compared with net income of $18.3 million, or $.77 per share earned in 1994. Return on average total assets was 1.72% and the return on average stockholders' equity was 17.77% for the first six months of 1995. Return on average total assets was 1.24% and the return on average stockholders' equity was 15.46% for the comparable prior year period.

	Net income for the quarter ended June 30, 1995 was $12.2 million, or $.50 per share, as compared with net income of $9.5 million, or $.40 per share earned in 1994 . Return on average total assets was 1.73% and the return on average stockholders' equity was 17.77% for the 1995 second quarter. Return on average total assets was 1.27% and the return on average stockholders' equity was 15.81% for the comparable prior year period.



  	The improvement in the Registrant's 1995 second quarter results, when compared with the comparable prior year period, is attributable to a $1.4 million increase in net interest income, a $.7 million increase in non-interest income, and a $3.9 million decrease in non-interest expense. This activity was partially offset by a $.8 million increase in the provision for loan losses and a $2.5 million increase in the provision for income taxes.



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



	Net interest income, on a fully taxable equivalent basis, increased $1.4 million, or 4.2%, to $35.1 million for the second quarter of 1995, when compared to $33.6 million for the comparable prior year period. The components of this increase include a $4.0 million increase in interest income, on a fully taxable equivalent basis, partially offset by a $2.6 million increase in interest expense.



	Interest income, on a fully taxable equivalent basis, aggregated $55.6 million for the 1995 second quarter compared to $51.6 million for the same period of 1994 . The yield on interest earning assets, on a fully taxable equivalent basis, increased to 8.33% in the 1995 second quarter as compared to 7.24% in the 1994 comparable period. This increase is attributable to (a) multiple increases in the prime rate of interest throughout 1994 and the first quarter of 1995, (b) the impact of higher market interest rates on the Registrant's rate sensitive assets, and (c) a change in composition of interest

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Net Interest Income (continued)

earning assets to higher yielding loans, from short term investment securities. These factors were partially offset by a $182 million decline in the level of interest earning assets to $2.67 billion during the second quarter of 1995 when compared to $2.86 billion for the comparable period of 1994.

	Average loans increased $100.0 million to $1.86 billion for the second quarter of 1995 when compared to $1.76 billion during the same prior year period.

	Average securities declined $225.7 million to $778 million for the second quarter of 1995 when compared to $1.0 billion during the same prior year period.

	The decline in the level of interest earning assets is a result of the Registrant's strategy to reduce its reliance on short-term borrowings, principally repurchase agreements and short-term Federal Home Loan Bank advances, through the liquidation of certain securities classified as available-for-sale combined with maturities of certain securities. This strategy, which was implemented during the latter half of 1994, was in response to increases in short-term interest rates and a flattening of the yield curve.



	Interest expense increased to $20.5 million for the 1995 second quarter, reflecting a 3.89% cost of funds, as compared to $17.9 million, or an effective cost of funds of 2.96%, for the comparable prior year period. The increase in interest expense period-over-period is attributable to the (a) impact of higher market interest rates on the Registrant's overall cost of funds and (b) shift in interest bearing customer deposits to higher yielding time deposit accounts. These factors were partially offset by a $319 million decline in the level of average interest bearing liabilities to $2.1 billion during the second quarter of 1995 as compared to $2.4 billion for the comparable prior year period.



	Similarly, as a result of the aforementioned strategy, interest incurred on short-term borrowings declined $2.8 million to $.5 million in the second quarter of 1995 when compared to $3.3
million in the 1994 comparable period .   The Registrant
reduced the level of average short term borrowings by $280.7 million to $44.9 million for the second quarter of 1995, as compared to the amount outstanding during the comparable prior year period.



	The average interest rate paid on total interest bearing deposits rose to 3.80% during the second quarter of 1995 from 2.68% during the second quarter of 1994. As a result, interest incurred on total interest bearing deposits increased $5.4 million to $19.3 million in the second quarter of 1995 when compared to the comparable period of 1994. Average Savings, N.O.W. and Money Market deposits declined $276 million to $1.136 billion for the 1995 second quarter as compared to $1.403 billion for the comparable prior year period, while, average Time deposits increased $227.8 million to $898.9 million for the 1995 second quarter as compared to $671.1 million for the comparable prior year period. This increase in deposit funding costs during the above referenced periods was partially offset by a reduction in the level of average interest bearing deposits.



	Conversely, average demand deposits increased $109.0 million or 37.6% to $398.8 million for the 1995 second quarter as compared to $289.8 million for the comparable prior year period. Demand deposits comprised 16.8% of total deposits at June 30, 1995 as compared to 12.2% at June 30, 1994. The increase in demand deposits is reflective of the ongoing success in converting the former Bayside thrift branches into full-service commercial bank outlets and greater penetration in the markets it serves.



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

                  	                          Six Months Ended               Three Months Ended
For the Periods Ended June 30,               1995 vs. 1994	                 1995 vs. 1994
(in thousands ) 	 	 	                                     Change in  	 	 	                Change in
	                                       Average 	Average 	Net Interest 	Average 	Average  Net Interest
	                                        Volume 	   Rate 	      Income 	 Volume 	   Rate 	      Income


INTEREST INCOME FROM EARNING ASSETS:
Interest Earning Deposits  	                  3 	     47 	          50 	      - 	     18 	          18
Taxable Securities 	                    (4,312) 	  2,317 	     (1,995) 	  (1,661) 	  361        (1,300)
Non-Taxable Municipals 	                    203 	    311 	         514 	       9 	   143 	         152
Mortgage-Backed Securities 	            (7,785) 	  6,237      	(1,548)   	(1,738)    974 	        (764)
Taxable Loans, including
  non-accrual loans 	                     3,885 	  7,525 	      11,410     2,125 	  4,155 	       6,280
Non-Taxable Loans 	                       (106) 	   (28) 	       (134) 	     (39) 	    (7) 	        (46)
Federal Funds Sold and Securities
 Purchased Under Agreements to Resell 	 (1,765) 	  1,287 	       (478)      (655) 	   309 	        (346)
  Total Interest Earning Assets 	       (9,877) 	 17,696        	7,819    (1,959)   5,953 	       3,994


INTEREST EXPENSE ON LIABILITIES:
Total Savings and Time Deposits 	         (937) 	  9,348        	8,411      	 932 	 4,473         5,405
Short-Term Borrowings 	                 (8,751)   	3,887      	(4,864)   	(3,187) 	   365        (2,822)
Long-Term Borrowings 	                     302 	   (371)         	(69)      	 22 	   (34) 	         (12)
  Total Interest Expense 	              (9,386)  	12,864        	3,478   	(2,233) 	 4,804         2,571

Net Change in Net Interest Income 	       (491)   	4,832        	4,341      	274    1,149   	     1,423

The above table has been prepared on a taxable equivalent basis

  ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Net Interest Income (continued)

The following tables present an analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the six and three month periods ended
June 30, 1995 and 1994, respectively:


ANALYSIS OF NET INTEREST INCOME
                                                    	               Six Months Ended
		                                                 June 30, 1995 			              June 30, 1994
	                                          Average 	 	           Average      	Average 	 	            Average
    	                                      Balance 	   Interest 	Rate  	       Balance 	    Interest 	Rate
 (dollars in thousands )
INTEREST EARNING ASSETS:
Interest Earning Deposits  	                $1,522 	        $54 	  7.15% 	      $1,012 	          $4 	  0.80%
Taxable Securities 	                       107,901 	      3,223 	  6.02% 	     208,162 	       5,218 	  5.05%
Non-Taxable Municipals 	                    59,345 	      2,038   	6.93% 	      52,806 	       1,524    5.82%
Mortgage-Backed Securities 	               597,915      	18,806   	6.34%  	    742,821        20,354 	  5.53%
Taxable Loans, net of unearned
  income & fees 	                        1,844,192 	     82,886    9.06% 	   1,752,152 	      71,476 	  8.23%
Non-Taxable Loans 	                          8,305 	        555  	13.48% 	       9,880 	         689 	 14.06%
Federal Funds Sold and Securities
 Purchased Under Agreements to Resell 	     18,353 	        543   	5.97%        62,060 	       1,021 	  3.32%
  Total Interest Earning Assets 	        2,637,533 	    108,105 	  8.27%     2,828,893 	     100,286 	  7.15%


Allowance for Loan Losses 	               (51,163) 			                        (56,661)
Cash and Due from Banks 	                  84,074 			                          82,964
Other Non-Interest Earning Assets 	       113,263 			                         122,685
 Total Assets 	                        $2,783,707 			                      $2,977,881


INTEREST BEARING  LIABILITIES:
Savings, N.O.W & Money Market Deposits 	1,189,892 	      14,474 	 2.45%     1,391,414 	       15,418 	  2.23%
Time Deposits 	                           849,979 	      21,858  	5.19%      	692,805 	       12,503 	  3.64%
 Total Savings and Time Deposits 	      2,039,871       	36,332  	3.59%     2,084,219 	       27,921 	  2.70%
Short-Term Borrowings 	                    36,060 	         886  	4.95% 	     302,641 	        5,750 	  3.83%
Long-Term Borrowings 	                     35,000 	       1,447 	 8.34% 	      31,989 	        1,516 	  9.56%
 Total Interest Bearing Liabilities 	   2,110,931 	      38,665  	3.69%     2,418,849 	       35,187 	  2.93%
Rate Spread 			                                                   4.57% 			                             4.22%
Non-Interest Bearing Deposits 	           370,219 			                         284,309
Other Non-Interest Bearing Liabilities 	   33,206 			                          36,601
 Total Liabilities 	                    2,514,356 			                       2,739,759
 Stockholders' Equity 	                   269,351 			                         238,122
 Total Liabilities and
    Stockholders' Equity 	             $2,783,707 		                       $2,977,881
Net Interest Income and
    Net Interest Margin 	 	                             69,440  	5.31% 	                      65,099 	  4.64%
Less: Tax Equivalent Basis Adjustment 		               (1,033) 			                             (870)
     Net Interest Income 		                            $68,407 			                           $64,229

The above table has been prepared on a taxable equivalent basis

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Net Interest Income (continued)


ANALYSIS OF NET INTEREST INCOME
                                                     	               Three Months Ended
		                                                 June 30, 1995 			                  June 30, 1994
	                                         Average 	 	             Average 	     Average 	 	         Average
  	                                       Balance 	     Interest 	Rate 	        Balance 	Interest 	 Rate
 (dollars in thousands )
INTEREST EARNING ASSETS:
Interest Earning Deposits  	               $1,496 	          $20 	  5.36% 	      $1,561 	      $2 	   0.51%
Taxable Securities 	                      103,591 	        1,580  	 6.12% 	     215,444 	   2,880 	   5.36%
Non-Taxable Municipals 	                   57,856 	          995   	6.90% 	      57,261 	     843 	   5.91%
Mortgage-Backed Securities 	              616,770 	        9,710   	6.31% 	     731,192    10,474 	   5.75%
Taxable Loans, net of unearned
     income & fees 	                    1,860,774 	       42,608    9.18% 	   1,762,383 	  36,328 	   8.27%
Non-Taxable Loans 	                         8,115 	          275 	 13.59% 	       9,273 	     321 	  13.88%
Federal Funds Sold and Securities
 Purchased Under Agreements to Resell 	    25,922 	          386   	5.97%        79,904 	     732 	   3.67%
  Total Interest Earning Assets 	       2,674,524 	       55,574 	  8.33%     2,857,018 	  51,580 	   7.24%


Allowance for Loan Losses 	              (51,316) 			                          (56,013)
Cash and Due from Banks 	                 86,795 			                            83,500
Other Non-Interest Earning Assets 	      119,842 			                           114,186
 Total Assets 	                       $2,829,845 			                         $2,998,691


INTEREST BEARING  LIABILITIES:
Savings, N.O.W &
     Money Market Deposits 	           1,135,721 	         7,020 	  2.48%     1,403,075 	   7,697 	   2.20%
Time Deposits 	                          898,905 	        12,250   	5.47% 	     671,148 	   6,168 	   3.69%
 Total Savings and Time Deposits 	     2,034,626 	        19,270   	3.80%     2,074,223 	  13,865 	   2.68%
Short-Term Borrowings 	                   44,929 	           517   	4.62% 	     325,690 	   3,339 	   4.11%
Long-Term Borrowings 	                    35,000 	           725 	  8.31% 	      33,956 	     737 	   8.71%
 Total Interest Bearing Liabilities 	  2,114,555 	        20,512   	3.89%     2,433,869 	  17,941 	   2.96%
Rate Spread 			                                                     4.44% 			                         4.28%
Non-Interest Bearing Deposits 	          398,844 			                            289,803
Other Non-Interest Bearing Liabilities 	  40,436 			                             34,237
 Total Liabilities 	                   2,553,835 			                          2,757,909
 Stockholders' Equity 	                  276,010 			                            240,782
 Total Liabilities and
    Stockholders' Equity 	            $2,829,845		                           $2,998,691
Net Interest Income and
    Net Interest Margin 	 	                               35,062 	  5.26%	                 33,639 	   4.72%
Less: Tax Equivalent Basis Adjustment 		                   (507) 		                         (455)
     Net Interest Income 		                              $34,555			                       $33,184

The above table has been prepared on a taxable equivalent basis

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Non-Interest Income



	Non-interest income, exclusive of net securities gains, was $5.3 million for the 1995 second quarter, as compared with $4.6 million for the comparable prior year period. The increase is primarily attributable to a $.7 million increase in other operating income which resulted from (a) the receipt of $300 thousand in interest not related to loans or securities and (b) continued emphasis on delivering expanded fee based products and services to meet the needs of our customers.



Non-Interest Expense



	Non-interest expense declined $3.9 million, or 18.8%, to $16.8 million during the 1995 second quarter when compared to $20.7 million during the comparable prior year period. This reduction is attributable to a $1.7 million decrease in other real estate expenses, and a $2.2 million reduction in general and administrative expenses, resulting from the post-merger integration of operations and the achievement of other efficiencies associated with the combination of certain product lines.



	The Registrant's core efficiency ratio, which represents the ratio of non-interest expense, net of other real estate expenses and other non-recurring charges, to net interest income, on a tax equivalent basis, and non-interest income net of securities gains and losses, improved to 41.52% for the three months ended
June 30, 1995 compared with 47.18% for the comparable prior year period. The core efficiency ratio for the first six months of 1995 was 42.29%. This achievement occurred as core operating expense levels declined while net interest income and non-interest income improved.



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



	The Registrant's effective tax rate was 41.9% for the first quarter of 1995, as compared to 40.2% for the comparable prior year period. The increase in the effective tax rate is primarily attributable to the Registrant recognizing a decrease in the deferred tax valuation allowance during 1994.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Asset Quality



	The Registrant's loan portfolio is principally located in the metropolitan New York area. The risk inherent in this portfolio is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrowers. The portfolio is concentrated in real estate related loans, comprising 83.1% of the portfolio at June 30 1995.

	The following table delineates the composition of the Registrant's loan portfolio for the period indicated (in thousands):


	                                June 30,  1995 	Dec. 31, 1994 	June 30,  1994
Mortgage Loans-Residential 	            579,663 	      598,711 	       617,480
Mortgage Loans-Multi-family 	           590,067 	      524,167 	       466,809
Mortgage Loans-Commercial 	             352,691 	      340,157 	       343,690
Commercial & Industrial 	               225,046 	      241,544        	241,350
Consumer Loans 	                         93,869 	       72,098 	        65,377
Land Loans 	                             34,746        	39,312 	        42,058
Mortgage Loans-Construction 	            12,759        	15,477 	        22,015
  TOTAL 	                             1,888,841 	    1,831,466 	     1,798,779






	Non-performing assets, which include loans ninety days past due and still accruing, non-accrual loans and other real estate, declined $5.7 million to $41.3 million at June 30, 1995 when compared to $46.9 million at December 31, 1994 and declined
$14.7 million when compared to $56.0 at June 30, 1994.
Non-performing assets represent 1.44% of total assets at June
30, 1995 comparing favorably to 1.73% at December 31, 1994 and
1.85% at June 30, 1994.



	The components of non-performing assets are delineated in the table below (in thousands):


  	                              June 30,  1995 	Dec. 31, 1994 	June 30,  1994
Loans 90 Days Past Due
    & Still Accruing 	                 $  1,367 	     $  1,597 	       $ 2,507
Non-Accrual Loans 	                      35,846 	       40,516 	        46,499
   Non-Performing Loans 	                37,213 	       42,113 	        49,006
Other Real Estate Owned 	                 4,047 	        4,861 	         6,954
   Non-Performing Assets 	               41,260 	       46,974 	        55,960

Restructured, Accruing Loans 	          $41,869 	      $37,044 	       $37,710




  The adoption of SFAS 114 did not effect the level of non-performing assets as loans previously classified as in-substance foreclosures, and contained within the other real estate caption, are now classified within the non-accrual loans caption. For a further discussion, refer to the Recent Accounting Developments section of this report. Additionally, as of June 30, 1995, the weighted average yield on restructured , accruing loans was 7.66%.



	The provision for loan losses increased $.8 million to $2.0 million for the 1995 second quarter, from $1.2 million in the comparable prior year period. Net charge-offs aggregated $.6 million, or .14% of average loans, net of unearned income, on an annualized basis, for the 1995 second quarter, as compared with $2.0 million, or .46% of average loans, net of unearned income, on an annualized basis, for the 1994 second quarter. The allowance for loan losses at June 30, 1995 was $52.0 million, or 139.7% of non-performing loans, and 2.78% of loans, net of unearned income. The allowance for loan

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Asset Quality (continued)


losses at December 31, 1994 was $50.1 million, or 118.9% of non-performing loans, and 2.76% of loans, net of unearned income. The allowance for loan losses at June 30, 1994 was $55.0 million, or 112.3% of non-performing loans and 3.09% of loans, net of unearned income.



	Management determines what it deems to be the appropriate level of the Registrant's allowance for loan losses on an ongoing basis by reviewing individual loans within, as well as the composition of and trends in the loan portfolio. Management considers, among other things, concentrations within segments of the loan portfolio, delinquency trends, as well as recent charge-off experience and third party evidentiary matter (such as appraisals) when assessing the degree of credit risk in the portfolio. Various appraisals and estimates of current value influence the estimation of the required allowance at any point in time. While management uses available information to provide for possible loan losses, future additions to the allowance may be necessary based on future changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Registrant's bank subsidiary's allowance for loan losses. Such agencies may require the Registrant to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations which may not be available now.
Based on current economic conditions, management considers the allowance at June 30, 1995 adequate to cover the possible risk of loss in the loan portfolio.



Securities



	A)  Held-to-Maturity Securities



	Held-to-Maturity Securities are debt securities that the Registrant has the positive intent and ability to hold to maturity and are stated at amortized cost. At June 30, 1995, Securities Held-to-Maturity consisted of the following (in thousands):

                                                     		Gross      	Gross
	                                     Amortized  	Unrealized 	Unrealized 	Fair
                                          	Cost 	      Gains 	  (Losses) 	Value
U.S. Government Agencies Obligations 	  $49,436 	         $3 	    ($950)    $48,489
State and Municipal Obligations 	        37,738 	        337 	     (813) 	   37,262
Mortgage-Backed Securities 	            460,142 	      1,345 	   (7,556)  	 453,931
  TOTAL 	                              $547,316 	     $1,685 	  ($9,319) 	 $539,682

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Securities (continued)


	B)  Available-for-Sale Securities



	Available-for-Sale Securities are debt and equity securities not classified as either securities held to maturity or trading securities and are stated at fair value. At June 30, 1995, available-for-sale securities consisted of the following
(in thousands):


        		                                             Gross      	Gross
	                                     Amortized  	Unrealized 	Unrealized 	Fair
                                           Cost 	      Gains   	(Losses) 	Value
U.S. Treasury 	                         $19,931 	        $50 	         - 	  $19,981
U.S. Government Agencies Obligations 	  $39,928 	       $121      	($17)     40,032
Mortgage-Backed Securities 	            179,868 	        443      	(677)   	179,634
Equity Securities 	                      28,834 	      3,497 	         - 	   32,331
  TOTAL 	                              $268,561      	$4,111     	($694) 	 $271,978






	The amortized cost of Mortgage-backed securities ("MBS") included in both the available-for-sale and held-to-maturity categories was $640.0 million at June 30, 1995, with an aggregate fair value of $633.6 million, or a net pre-tax unrealized loss of $6.4 million. This compares to securities with an amortized cost of $571.5 million and an aggregate fair value of $551.5 million or a net pre-tax unrealized loss of $20.0 million at March 31,995 and securities with an amortized cost of $586.6 million and an aggregate fair value of $549.6 million or a net pre-tax unrealized loss of $37.0 million, at December 31, 1994. The increase in fair value reflects the favorable impact of lower market interest rates during the first six months of 1995. The Registrant's mortgage-backed securities are principally fixed rate and the value of these instruments moves in an inverse relationship to interest rates.



	Mortgage-backed securities classified as held-to-maturity included $88.3 million in collateralized mortgage obligations at June 30, 1995. Mortgage-backed securities classified as available-for-sale included $1.2 million in collateralized mortgage obligations at June 30, 1995.



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



    At June 30, 1995, securities carried at $167.4 million were pledged for various purposes as required by law and to secure securities sold under agreements to repurchase and other borrowings.



	On July 31, 1995, the Registrant sold its interest in Sunrise Bancorp. for $7.3 million or $30.00 per share, resulting in a gain of $2.5 million, which will be reflected in the Registrant's third quarter results of operations.

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



	The following table sets forth the Registrant's regulatory capital as of June 30, 1995 under the rules applicable at such date. At such date the Registrant was in compliance with all applicable regulatory requirements.


(dollars in thousands)
                                                      Amount 	          Ratio
Tier 1 Capital 	                                        $262,380 	      16.15%
Regulatory Requirement 	                                  64,993 	       4.00%
Excess 	                                                 197,387       	12.15%


Total Risk Adjusted Capital 	                            283,082 	      17.42%
Regulatory Requirement 	                                 129,987        	8.00%
Excess 	                                                $153,095 	       9.42%


Risk Weighted Assets 	                                $1,624,834




	The Registrant's leverage ratio at June 30, 1995 was 9.34%. The Tier I, total risk based and leverage capital ratios of the Registrant's bank subsidiary, were 16.62%, 17.89%, and 9.57%, respectively, at June 30, 1995.



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



	On April 20, 1995 the Registrant's Board of Directors approved the repurchase of up to 1.2 million shares or approximately 5%
of the Registrant's common shares outstanding.   To date, the
Registrant has purchased 72,892 shares.

Consistent with the Registrant's intended purpose for the Stock
Repurchase Program, 47,300 of these shares were used to fund deferred compensation plans during the second quarter of 1995.



	On June 27, 1995, the Registrant's Board of Directors declared a quarterly cash dividend of 12.5 cents per share. The dividend will be payable August 15, 1995 to shareholders of record at the close of business July 27, 1995.

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



	The Registrant's sources of liquidity include dividends from its subsidiaries, borrowings, and funds available through the capital markets. Dividends from the Registrant's bank subsidiary are limited by New York State Banking Department regulations to the current year's earnings plus the prior two years' retained net profits. According to the parameters of this regulation, the Bank had $79.8 million of retained earnings available for dividends to the Registrant as of June 30, 1995.



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



	In addition, the Bank has the ability, as a member of the Federal Home Loan Bank ("FHLB") system, to borrow approximately $320 million on a secured basis, utilizing mortgage related loans and securities as collateral, for a term ranging from one day to ten years at both fixed and variable rates. As of June 30, 1995, the Bank had $10 million in such advances, with an original maturity of greater than one year.



	The Registrant's liquidity position is monitored on a daily basis to ensure the maintenance of an optimum level and the most cost efficient use of available funds. Management believes that the Registrant has sufficient liquidity to meet its operating requirements.





Other Matters



	Great Neck Bancorp Acquisition



	On July 3, 1995, the Registrant consummated its purchase of Great Neck Bancorp, the parent company of Bank of Great Neck, a Long
Island based commercial bank. A summary of the assets acquired and liabilities assumed are as follows (in thousands):

Loans, net of unearned income 	        $49,356
Securities                              22,786
Other Assets                            12,946
Deposits 	                              90,260
Other Liabilities                      $   716




  The excess cost over the fair value of net assets acquired of approximately $6 million will be amortized over a fifteen year
period.   The effects of this acquisition on the Registrant's
consolidated financial position and results of operations will not be material.

SIGNATURES



	Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.















Date:   August 8, 1995 	                         /s/  Daniel M. Healy
                                                    		Daniel M. Healy
             		                                    Executive Vice President &
                                                   		Chief Financial Officer

[EXHIBIT  11]

North Fork Bancorporation, Inc.

COMPUTATION OF NET INCOME PER COMMON EQUIVALENT SHARE
June 30, 1995
(Unaudited)



                                         Three Months Ended            Six Months Ended
	                                  June 30, 1995 	June 30, 1994 	 June 30, 1995 	June 30, 1994
Net Income 	                         $12,230,281 	   $9,489,767 	   $23,730,115 	  $18,260,853


Common Equivalent Shares:


Weighted Average Common
    Shares Outstanding 	              24,298,147     22,552,665 	     24,027,831 	  22,504,286
Weighted Average Common
    Equivalent Shares (a) 	              166,185      1,358,379 	        139,731 	   1,338,564
Weighted Average Common and
    Common Equivalent Shares 	        24,464,332     23,911,044 	     24,167,562 	  23,842,850


Net Income per Common
    Equivalent Share 	                      0.50          	0.40  	          0.98          0.77


               (a)  consists of options and warrants