Form 10-Q
period 1995-09-30
NORTH FORK BANCORPORATION INC
filed 1995-11-14
CIK 352510

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549



FORM 10-Q





Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934



For the period ended:			  September 30, 1995





NORTH FORK BANCORPORATION, INC.
(Exact name of registrant as specified in its charter)





	DELAWARE							                                 36-315460
(State or other Jurisdiction of				         		(I.R.S. Employer
incorporation or organization)					           Identification No.)





	9025 ROUTE 25, MATTITUCK, NEW YORK		          11952
(Address of principal executive offices)			  (Zip Code)





(516) 298-5000
(Registrant's telephone number, including area code)







Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:				Yes (X)      No ( )





           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.





CLASSES OF COMMON STOCK		      NUMBER OF SHARES OUTSTANDING  11/13/95
 $2.50 Par Value						                               24,817,564

INDEX

PART I FINANCIAL INFORMATION


ITEM 1.	FINANCIAL STATEMENTS.

		North Fork Bancorporation, Inc. and Subsidiaries

		(1.)	Consolidated Balance Sheets.
		(2.)	Consolidated Statements of Income.
		(3.)	Consolidated Statements of Cash Flows.
		(4.)	Consolidated Statements of Changes in Stockholders'
       Equity.
		(5.)	Notes to Consolidated Financial Statements.


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.




PART II.  OTHER INFORMATION


ITEM 1.	LEGAL PROCEEDINGS
      		Not Applicable.


ITEM 2.	CHANGES IN SECURITIES
      		Not Applicable.


ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
      		Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
		Not Applicable



ITEM 5.	OTHER INFORMATION
		Not Applicable


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

		The following exhibits are submitted herewith:


(a)	Exhibit #	        Description

			(11)  	       	Statement Re: Computation of per share earnings.

			(27)	         	Financial Data Schedule



		(b) Current Reports on Form 8-K: dated September 19, 1995
      Current Reports on Form 8-K: dated 	September 29,1995

Consolidated Balance Sheets

(in thousands, except per share amounts)
                                 Sept. 30, 1995 	Dec.31, 1994  	Sept. 30, 1994
                                   (unaudited) 	 	                (unaudited)

Assets
Cash & Due from Banks 	            $100,625 	       $67,168	       $75,502
Interest Earning Deposits 	           1,153 	           748 	          585
Federal Funds Sold & Securities
  Purchased under Agreements to
  Resell 	                            8,000 	             - 	        8,275
Securities:
    Held-to-Maturity 	              546,355 	       631,492       	639,812
    Available-for-Sale  	           463,081 	       141,805       	333,057
      Total Securities 	          1,009,436        	773,297       	972,869
Loans                       	     1,938,259 	     1,831,466 	    1,810,381
  Less: Unearned Income & Fees 	     18,251 	        17,429        	18,177
      Allowance for Loan Losses 	    51,222         	50,069        	50,643
               Net Loans         	1,868,786      	1,763,968     	1,741,561
Premises & Equipment, Net 	          42,699 	        39,168 	       39,083
Accrued Income Receivable           	20,503         	19,315        	19,489
Other Real Estate 	                   2,500 	         4,861         	5,841
Other Assets                        	24,437         	27,043 	       26,243
Excess of Cost over Fair
  Value of Net Assets Acquired 	     26,896	         22,208        	22,576
     Total Assets 	               $3,105,035  	   $2,717,776 	   $2,912,024


Liabilities and
  Stockholders' Equity
Demand Deposits 	                  $404,002 	      $331,245 	     $312,152
Savings, N.O.W. &
  Money Market Deposits 	         1,149,825      	1,325,628      1,361,908
Certificates of Deposits
  in Amounts of $100,000 & Over 	   165,987          71,978        	74,141
Other Time Deposits 	               784,305 	       614,036 	      598,972
     Total Deposits              	2,504,119 	     2,342,887     	2,347,173
Federal Funds Purchased &
  Securities Sold Under
  Agreements to Repurchase 	        175,938 	        20,000       	201,614
Other Borrowings 	                   10,000 	        50,000        	60,257
Senior Notes Payable                	25,000         	25,000 	       25,000
Accrued Interest &
  Other Expenses 	                   23,798 	        19,770 	       14,266
Purchased Securities Liability      	58,421              	- 	        2,108
Other Liabilities 	                   8,567          	5,196 	        9,646
      Total Liabilities          	$2,805,843     	$2,462,853    	$2,660,064

Stockholders' Equity
Preferred Stock, par value
  $1.00; authorized 10,000,000
  shares, unissued 	                      - 	             - 	           -
Common stock, par value $2.50;
  authorized   50,000,000 shares;
	 issued & outstanding
   24,843,436,   23,049,187,
   22,706,849 shares at the
   periods ending, respectively 	    62,109        	 57,623        	56,767
Additional Paid in Capital 	        101,713 	        94,526 	       93,270
Retained Earnings                  	134,948 	       106,186 	      107,521
Unrealized Gain/( Loss) on
  Securities Available-for-Sale,
  net of taxes 	                      2,085        	(2,871)        	(4,969)
Deferred Compensation               	(1,029) 	        (514) 	         (611)
Treasury Stock at cost; 36,024,
  1,945,  1,253  shares at the
  periods ending, respectively 	       (634)          	(27) 	          (18)
      Total Stockholders' Equity    	299,192       	254,923        	251,960
      Total Liabilities and
         Stockholders' Equity 	    $3,105,035     $2,717,776     	$2,912,024


Consolidated Statements of Income  (Unaudited)
(in thousands, except per share amounts)
                                               Three Months Ended             Nine Months Ended
	                                        Sept.30, 1995 	Sept.30, 1994  	Sept.30, 1995 	Sept.30, 1994

(in thousands, except per share amounts)
Interest Income
Loans (including fee income) 	                 $43,805       	$37,391   	     $127,044 	     $109,302
Interest Earning Deposits 	                         23             	4              	77 	            8
Federal Funds Sold & Securities Purchased
      Under Agreements to Resell 	                 212           	551 	            755 	         1,572
Mortgage-Backed Securities                     	10,583 	       10,928       	   29,389 	        31,282
U.S. Treasury & Government
  Agency Securities 	                            1,771         	2,484            4,156 	         7,041
State & Municipal Obligations                     	498           	619          	 1,839 	         1,608
Other Securities 	                                 420           	325  	         1,124 	           905
    Total Interest Income 	                     57,312 	       52,302 	        164,384 	       151,718


Interest Expense
Savings, N.O.W. & Money
  Market Deposits 	                              6,723 	        7,776 	         21,197          23,194
Certificates of Deposit,
  $100,000 and Over 	                            2,221 	          745 	          5,721           1,861
Other Time Deposits 	                           11,045 	        5,704 	         29,402 	        17,091
Short-Term Borrowings                             	964 	        3,313 	          1,851 	         9,063
Long-Term Borrowings 	                             728 	          728 	          2,175 	         2,244
   Total Interest Expense 	                     21,681 	       18,266 	         60,346 	        53,453
Net Interest Income                            	35,631 	       34,036 	        104,038 	        98,265
Provision for Loan Losses 	                      2,000 	        (375)  	         6,000 	         2,525
   Net Interest Income after
    Provision for Loan Losses 	                 33,631         34,411 	         98,038 	        95,740

Non-Interest Income

Fees & Service Charges
  on Deposit Accounts 	                          2,720 	        2,753 	          8,093           8,310
Trust & Investment Management Fees 	               404           	427 	          1,306 	         1,278
Mortgage Banking Operations 	                      673 	          490 	          1,944 	         1,744
Net Securities Gains/(Losses) 	                  3,025 	      (1,940)           	3,173 	        (1,994)
Other Operating Income 	                         1,445 	        1,111 	          4,207 	         2,974
     Total Non-Interest Income 	                 8,267 	        2,841 	         18,723 	        12,312

Non-Interest Expense
Salaries & Employee Benefits 	                   8,736 	        9,640 	         24,971 	        27,207
Occupancy 	                                      1,664 	        1,710 	          4,934 	         5,111
Equipment 	                                      1,046 	        1,312 	          3,341 	         4,004
FDIC Insurance Premiums 	                          402 	        1,317 	          3,024 	         4,159
Other Real Estate 	                              (269) 	          948 	             41 	         4,795
Prepayment Charge Senior Note Retirement 	           - 	            - 	              - 	           876
Amortization of Excess of Cost Over
    Fair Value of Net Assets Acquired 	            466 	          368 	          1,200 	         1,104
Other Operating Expenses 	                       3,801 	        4,749 	         12,373 	        13,269
    Total Non-Interest Expense 	                15,846        	20,044 	         49,884 	        60,525
Income Before Income Taxes 	                    26,052 	       17,208 	         66,877 	        47,527
Provision for Income Taxes 	                    11,100 	        6,772 	         28,195 	        18,830
     Net Income 	                              $14,952 	      $10,436 	        $38,682 	       $28,697

Per Share:

Net Income 	                                     $0.60 	        $0.44 	           $1.59 	        $1.20
Cash Dividends  	                               $0.150 	       $0.100 	          $0.400 	       $0.250


Consolidated Statement of
  Cash Flows (Unaudited)
Nine Months Ended September 30, 				                1995           1994
(in thousands)

Cash Flows from Operating Activities:
Net Income                                            	$38,682 	      $28,697
Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
Provision for Loan Losses 	                              6,000         	2,525
Provision for Losses on Real Estate Acquired in
    Settlement of Loans 	                                  246  	       2,655
Depreciation and Amortization 	                          3,298         	3,327
Amortization of Excess of Cost Over Fair Value of
    Net Assets Acquired 	                                1,200         	1,104
Accretion of Discounts and Net Deferred Loan Fees 	    (2,922)          (754)
Amortization of Premiums 	                               2,949         	6,907
Purchases of Trading Account Securities 	             (40,853) 	            -
Proceeds from the Sales of Trading
  Account Securities 	                                  40,920              -
Net Gains on Trading Account Securities 	                 (67) 	            -
Net Securities (Gains)/Losses 	                        (3,106)         	1,994
Other, Net 	                                             6,653       	(4,394)
    Net Cash Provided by Operating Activities 	         53,000        	42,061

Cash Flows from Investing Activities:
Maturities, Calls and Principal Repayments on
    Securities Held-to-Maturity 	                      104,408       	123,500
Purchases of Securities Held-to-Maturity 	            (20,445)     	(264,311)
Proceeds from Sales of Securities
   Available-for-Sale 	                                 91,597         64,739
Maturities, Calls and Principal Repayments on
    Securities Available-for-Sale 	                     50,839       	144,480
Purchases of Securities Available-for-Sale          	(372,680)      	(74,735)
Loans Originated and Principal Repayments
    on Loans and Other Real Estate Owned, Net 	       (75,213)      	(96,421)
Proceeds from Sales of Real Estate Acquired
    in Settlements of Loans 	                            8,259        	13,221
Proceeds from the Sale of Loans 	                       10,150        	27,808
Purchases of Premises and Equipment, Net 	             (6,639)       	(1,081)
Purchase of Bank Subsidiary, Net of Cash Acquired 	     10,868 	            -
    Net Cash Used in Investing Activities 	          (198,856)      	(62,800)

Cash Flows from Financing Activities:
Net Increase/(Decrease) in Deposits 	                   70,973       	(6,606)
Net Increase/(Decrease) in
  Short-Term and Other Borrowings                      115,938       	(8,940)
Proceeds from the Issuance of Senior Notes Payable 	         - 	       25,000
Repayment of Senior Notes Payable 	                          - 	     (20,000)
Purchase of Treasury Shares 	                          (1,312)          	(26)
Common Stock Issued for Cash 	                          10,622         	2,071
Dividends Paid to Shareholders 	                       (8,503)       	(4,675)
    Net Cash Provided by/(Used in)
      Financing Activities 	                           187,718       (13,176)
    Net Increase/(Decrease in Cash and
       Cash Equivalents 	                               41,862 	     (33,915)


Metro Activity for the Three Months
  Ended December 31, 1993 	                                   -           356
Cash and Cash Equivalents at Beginning of the Year 	     67,916       117,921
Cash and Cash Equivalents at End of the Period 	       $109,778	      $84,362




Consolidated Statement of Cash Flows
   (Unaudited), Continued

Nine Months Ended September 30,  					               1995            1994

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period for:
    Interest Expense 	                                 $51,505 	       $52,675
    Income Taxes 	                                     $22,857        	$18,937


Supplemental Schedule of Noncash
  Investing and Financing Activities:
Securities Transferred to Available-for-Sale
  Upon Adoption of SFAS 115 	                                - 	      $275,200


Real Estate Acquired in Settlement of Loans 	           $6,292 	        $6,841


Loans to Facilitate the Sale of Other Real Estate 	      $6,426        	$4,879


During the period the Registrant purchased
  various investment securities
   which settled in the subsequent month 	              $58,421        	$2,108


On July 3, 1995, the Registrant acquired all
  the outstanding common stock of Great Neck
  Bancorp for cash and other consideration.
  In connection with this acquisition, the
  following assets were acquired
  and liabilities assumed:
    Fair Value of Loans, Investments
      and Other Assets Acquired                       $111,431
    Cash Paid for Common Stock and Other
      Acquisition Expenses                             (8,512)
    Other Non-Monetary Consideration                 	(11,695)
    Deposits and Other Liabilities Assumed 	           $91,224


Consolidated Statements of
  Changes in Stockholders' Equity
  (UNAUDITED)
(in thousands, except per share amounts)
                                                       		Additional 	          	Unrealized
                                              	Common 	    Paid in   	Retained 	Securities 	  Deferred 	    Treasury
	                                              Stock      	Capital 	  Earnings 	Gain/(Loss) 	 Compensation 	Stock 	  Total
Balance, December 31, 1993 	                    56,114 	     91,473 	   79,623 	          - 	        (899) 	     (1)  226,310
Unrealized Gain on Securities
    Available-for-Sale,
    net of taxes at January 1, 1994 	                - 	          - 	        - 	      2,241 	         - 	         - 	   2,241
Net Income 	                                         - 	          - 	   28,697 	          - 	         - 	         - 	   28,697
Cash Dividends (The Registrant $0.25 per share) 	    - 	          - 	   (3,572)           - 	         - 	         - 	   (3,572)
Cash Dividends ( Metro Pre-Merger
    $0.81 per share) (1) 	                           - 	          -     (4,126) 	         - 	         - 	         - 	   (4,126)
Sale of Common Stock (141,866 shares) 	            408 	      1,292 	         - 	         - 	         - 	         -      1,700
Exercise of Warrants (98,000 shares) 	             245 	        216 	         - 	         - 	         - 	         - 	      461
Deferred Compensation Activity:
    Restricted Stock Awards (10,000 shares) 	        - 	         55 	         - 	         - 	        (122) 	     67 	        -
    Removal of Restrictions Accelerated
      Regarding Restricted Stock
      Awards (1,000 shares) 	                        - 	           - 	        - 	         - 	            4 	      -           4
    Amortization of Restricted Stock Awards 	        - 	           - 	        - 	         - 	          163 	      -	        163
    Forfeiture of Restricted
      Stock Awards (4,334 shares) 	                  -          	(12)  	      - 	         - 	           29 	    (58) 	      (41)
    Amortization of Other Deferred
      Compensation Plans 	                           - 	          246        62 	         - 	          214 	       - 	      522
Purchase of Treasury Stock (1,846 shares) 	          - 	            - 	       - 	         - 	            - 	     (26)	     (26)
Metro Net Income for the Three Months Ended
    December 31, 1993 	                              - 	            - 	   6,837 	         - 	            - 	       - 	     6,837
Adjustment to Unrealized Gain/(Loss)
    on Securities Available-for-Sale,
    net of taxes 	                                   - 	            - 	       - 	     (7,210) 	          - 	       -      (7,210)
Balance, September 30, 1994 	                   56,767 	       93,270 	 107,521 	     (4,969) 	       (611) 	    (18) 	   251,960





Balance, December 31, 1994 	                   $57,623 	      $94,526 	$106,186 	     ($2,871) 	      ($514) 	   ($27) 	  $254,923
Net Income 	                                         - 	            - 	  38,682 	            - 	           - 	       -      38,682
Cash Dividends ($0.40 per share) 	                   - 	            - 	  (9,920) 	           - 	           - 	       - 	    (9,920)
Sale of Common Stock (806,392 shares) 	          2,016 	        3,985 	       - 	            - 	           - 	       -      	6,001
Exercise of Warrants (987,857 shares) 	          2,470 	        3,138 	       - 	            - 	           - 	       -       5,608
Deferred Compensation Activity:
    Restricted Stock Awards (53,600 shares) 	        - 	           61 	       - 	            - 	       (940) 	     879 	         -
    Amortization of Restricted Stock Awards 	        - 	            - 	       - 	            - 	        186 	        - 	       186
    Forfeiture of Restricted Stock
       Awards (12,002 shares) 	                      - 	            3 	       - 	            - 	          33 	    (174) 	   (138)
    Amortization of Other Deferred
       Compensation Plans 	                          - 	            - 	       - 	            - 	        206 	        - 	       206
Purchase of Treasury Stock (75,677 shares) 	         - 	            - 	       - 	            - 	           -	    (1,312) 	 (1,312)
Adjustment to Unrealized Gain/(Loss)
       on Securities Available-for-Sale,
       net of taxes 	                                - 	            - 	       - 	        4,956 	           - 	       - 	      4,956
Balance, September 30, 1995 	                  $62,109      	$101,713 	 $134,948 	      $2,085 	     ($1,029) 	   ($634) $299,192




(1)  See "Note 2 - Business Combinations" of the Registrant's
1994 Annual Report on From 10-K for further discussion of this transaction.

North Fork Bancorporation, Inc.
and Subsidiaries



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 1995 and 1994



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



	The Registrant's previously reported components of consolidated income and the amounts reflected in the accompanying consolidated statements of income for the three and nine months ended September 30,1994, are as follows:


	                                                  Three Months 	Nine Months
(in thousands) 	                                          Ended       	Ended
Net Interest Income
    As Previously Reported 	                            $22,150 	    $64,041
    Metro 	                                              11,886      	34,224
    Combined 	                                          $34,036     	$98,265


Net Income
    As Previously Reported 	                             $7,484     	$19,070
    Metro 	                                               2,952       	9,627
    Combined 	                                          $10,436     	$28,697








	Metro's reporting period had been as of and for the year ended September 30, whereas the Registrant utilizes a calendar year basis. Metro's results for 1994 have been conformed to the calendar year reporting of the Registrant. See "Note 2 -
Business Combinations" of the Registrant's 1994 Annual Report to
Shareholders for further discussion of this transaction.



	On July 3, 1995, the Registrant consummated its purchase of Great Neck Bancorp, the parent company of Bank of Great Neck, a Long Island based commercial bank. See the Consolidated
Statement of Cash Flows for a summary of the assets acquired and liabilities assumed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  The excess cost over the fair value of net assets acquired of approximately $5.9 million will be amortized over a fifteen year period. The effect of this acquisition on the Registrant's results for the third quarter ended September 30, 1995 was immaterial.



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

	Results of operations for the three and nine months ended
September 30, 1995 are not necessarily indicative of the results of operations which may be expected for the full year 1995 or any other interim periods.



RECENT ACCOUNTING DEVELOPMENTS:


Accounting by Creditors for Impairment of a Loan:

Statement of Financial Accounting Standards No. 114, ("SFAS
114"), as amended by Statement of Financial Accounting Standards
No. 118, "Accounting by Creditors for Impairment of a
Loan-Income Recognition and Disclosures" ("SFAS 118")


	The Registrant adopted SFAS 114, as amended by SFAS 118 (collectively referred to as "the Statement"), effective January
1, 1995.   The Statement requires that the measurement of
impaired loans be based on the present value of expected future cash flows discounted at the loan's effective interest rate or, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent.

	A loan is considered to be impaired when, based upon current information and events, it is probable that the Registrant will be unable to collect all amounts due according to the contractual terms of the loan. Impairment is primarily measured based on the fair value of the loan's collateral. The Statement does not apply to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment
(residential mortgage and consumer loans) , except for those loans restructured under a troubled debt restructuring.

	The Registrant, had previously assessed the adequacy of its allowance for loan losses, using a methodology consistent with
the procedures  prescribed by the Statement.	 Accordingly,
adoption of the Statement did not have a material adverse effect on the level of the Registrant's allowance for loan losses or on its financial results for the three and nine month periods ended September 30, 1995. Upon adoption of the Statement, the
Registrant was not required to change its interest income recognition policy with regard to impaired loans.

	Additionally, the Statement amended the accounting for loans previously classified as in-substance foreclosures. Under previous guidance, when a loan met the criteria of an in-substance foreclosure, the creditor was required to account for the loan and any future transactions as if they had received the collateral in full satisfaction of the debt. However, the Statement requires that a creditor shall measure impairment based on the fair value of the collateral when a creditor determines that foreclosure is probable. In these situations, the creditor is required to continue to carry the asset as a loan rather than reclassify it to Other Real Estate. As a result, $8.2 million and $9.6 million of loans previously reported as in-substance foreclosures at December 31, 1994 and September 30, 1994, respectively, have been reclassified from Other Real Estate to loans in the accompanying Balance Sheets.
All financial ratios contained within this document affected by this reclassification have been restated for comparability purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

 	SFAS 121 is effective for fiscal years beginning after December 15, 1995 however, earlier application is encouraged. The Registrant is currently assessing the financial implications of implementing SFAS 121 and believes that the adoption will not have a material adverse effect on its financial condition or results of operations.



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



 ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Earnings Summary

	North Fork Bancorporation, Inc. (the "Registrant") recognized net income of $38.7 million, or $1.59 per share for the first nine months of 1995, as compared with net income of $28.7 million, or $1.20 per share earned in 1994. Return on average total assets was 1.82% and the return on average stockholders' equity was 18.71% for the first nine months of 1995. Return on average total assets was 1.29% and the return on average stockholders' equity was 15.85% for the comparable prior year period.

	Net income for the quarter ended September 30, 1995 was $15.0 million, or $.60 per share, as compared with net income of $10.4 million, or $.44 per share earned in 1994 . Return on average total assets was 2.01% and the return on average stockholders' equity was 20.43% for the 1995 third quarter. Return on average total assets was 1.40% and the return on average stockholders' equity was 16.56% for the comparable prior year period.

 ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Earnings Summary (continued)

 		The improvement in the Registrant's 1995 third quarter results, when compared with the comparable prior year period, is attributable to a $1.6 million increase in net interest income, a $5.4 million increase in non-interest income, and a $4.2 million decrease in non-interest expense. This activity was partially offset by a $2.4 million increase in the provision for loan losses and a $4.3 million increase in the provision for income taxes.



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



	Net interest income, on a fully taxable equivalent basis, increased $1.5 million, or 4.4%, to $36.1 million for the third quarter of 1995, when compared to $34.6 million for the comparable prior year period. The components of this increase include a $4.9 million increase in interest income, on a fully taxable equivalent basis, partially offset by a $3.4 million increase in interest expense. The net interest margin for the third quarter of 1995 increased 33 basis points to 5.18% from 4.85% for the comparable prior year period. During these same periods the Registrant's rate spread remained unchanged at 4.35%.



	Interest income, on a fully taxable equivalent basis, aggregated $57.8 million for the 1995 third quarter compared to $52.8 million for the same period of 1994 . The yield on interest earning assets, on a fully taxable equivalent basis, increased to 8.29% in the 1995 third quarter as compared to 7.41% in the 1994 comparable period. This increase is attributable to (a) multiple increases in the Registrant's prime lending rate during the past year, (b) the impact of higher market interest rates on the reinvestment of cash flows generated from principal amortization on certain interest earning assets during the past year and the restructure of the investment portfolio, whereby lower yielding securities were paired off against short term borrowings, during the fourth quarter of 1994, (c) a change in composition of interest earning assets to higher yielding loans, from lower yielding investment securities. These factors were partially offset by a $66 million decline in the level of interest earning assets to $2.76 billion during the third quarter of 1995 when compared to $2.83 billion for the comparable period of 1994.

	Average loans increased $131.0 million to $1.91 billion for the third quarter of 1995 when compared to $1.78 billion during the same prior year period.

	Average securities declined $156.7 million to $833.8 million for the third quarter of 1995 when compared to $990.5 million during the same prior year period.

	Average federal funds sold and securities purchased under agreements to resell declined $39.1 million to $14.6 million for the third quarter of 1995 when compared to $53.7 million during the same prior year period

	The decline in the level of interest earning assets is a result of the Registrant's strategy to reduce its reliance on short-term borrowings, principally repurchase agreements and short-term Federal Home Loan Bank advances, through the liquidation of certain securities classified as available-for-sale combined with maturities of certain securities. This strategy, which was implemented during the latter half of 1994, was in response to increases in short-term interest rates and a flattening of the yield curve. In the most recent quarter, as more fully described below, the Registrant commenced a pre-investment program in connection with its pending acquisition that will increase its level of interest earning assets, primarily mortgage backed securities, with a corresponding effect on average short term borrowings during the fourth quarter.

 ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Net Interest Income (continued)


	Interest expense increased to $21.7 million for the 1995 third quarter, reflecting an effective cost of funds of 3.94%, as compared to $18.3 million, or an effective cost of funds of 3.05%, for the comparable prior year period. The increase in interest expense period-over-period is attributable to the (a) impact of higher market interest rates on the Registrant's overall cost of funds and (b) shift in interest bearing customer deposits to higher yielding time deposit accounts.
These factors were partially offset by a $189.5 million decline in the level of average interest bearing liabilities resulting from (a) the impact that the aforementioned strategy had on the level of average short-term borrowings , (b) the successful conversion of certain former Bayside accounts to non-interest bearing demand deposit accounts.



	Similarly, as a result of the aforementioned strategy, interest incurred on short-term borrowings declined $2.3 million to $1.0 million in the third quarter of 1995 when compared to $3.3
million in the 1994 comparable period .   The Registrant
reduced the level of average short term borrowings by $215.1 million to $58.9 million for the third quarter of 1995, as compared to the amount outstanding during the comparable prior year period.



	The average interest rate paid on total interest bearing deposits rose to 3.79% during the third quarter of 1995 from 2.73% during the third quarter of 1994. As a result, interest incurred on total interest bearing deposits increased $5.8 million to $20.0 million in the third quarter of 1995 when compared to the comparable period of 1994. Average Savings, N.O.W. and Money Market deposits declined $244.2 million to $1.145 billion for the 1995 third quarter as compared to $1.389 billion for the comparable prior year period, while, average Time deposits increased $269.7 million to $945.0 million for the 1995 third quarter as compared to $675.3 million for the comparable prior year period. This increase in deposit funding costs during the above referenced periods was partially offset by a reduction in the level of average interest bearing deposits.



	Conversely, average demand deposits increased $110.8 million or 36.5% to $414.2 million for the 1995 third quarter as compared to $303.4 million for the comparable prior year period. Demand deposits comprised 16.1% of total deposits at September 30, 1995 as compared to 13.3% at September 30, 1994. The increase in demand deposits is reflective of the ongoing success in converting the former Bayside thrift branches into full-service commercial bank outlets and greater penetration in the markets the Registrant serves.



	The Registrant has initiated a pre-investment program in anticipation of approximately $540 million in additional liquidity that will result from the consummation of the First Nationwide branch acquisition (See the "Other Matters" section of this report). The Registrant is currently pre-investing the transaction proceeds by purchasing approximately $300 million in mortgage backed securities. These purchases will be funded through the use short-term borrowings at a projected positive spread of approximately 100 basis points. Upon consummation of the transaction, these short-term borrowings will be replaced with the lower costing core deposits acquired.



	The following table sets forth a summary analysis of the relative impact on net interest income of changes in the average volume of interest earning assets and interest bearing liabilities and changes in average rates on such assets and

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Net Interest Income (continued)

liabilities. Due to the numerous simultaneous volume and rate changes during the period analyzed, it is not possible to precisely allocate changes between volumes and rates. For presentation purposes, changes which are not solely due to volume changes or rate changes have been allocated to these categories based on the respective percentage changes in average volume and average rates as they compare to each other. In addition, average interest earning assets include nonaccrual loans.


              	                                  Nine Months Ended                 Three Months Ended
For the Periods Ended September 30,                 1995 vs. 1994                    1995 vs. 1994
(in thousands ) 	 	 	                                            Change in  	 	 	                      Change in
	                                         Average   	Average 	 Net Interest 	  Average 	  Average 	  Net Interest
	                                          Volume 	  Rate 	          Income 	   Volume 	     Rate 	        Income


INTEREST INCOME FROM EARNING ASSETS:
Interest Earning Deposits  	                  $10 	      $59 	          $69 	      $12 	       $7 	           $19
Taxable Securities 	                      (3,934)     	1,328 	      (2,606) 	   (1,048) 	     432 	          (616)
Non-Taxable Municipals 	                     (23)       	372           	349     	 (269) 	     110 	          (159)
Mortgage-Backed Securities 	              (5,488) 	    3,594 	      (1,894) 	   (1,150)	      805 	          (345)
Taxable Loans, including
  non-accrual loans 	                       6,736 	   11,141        	17,877 	    2,850 	    3,617 	         6,467
Non-Taxable Loans 	                         (159)      	(60)         	(219) 	      (53) 	    (32) 	           (85)
Federal Funds Sold and Securities
 Purchased Under Agreements to Resell 	   (1,503)       	687 	        (816) 	     (508) 	     169 	          (339)
  Total Interest Earning Assets          	(4,361)    	17,121 	       12,760      	(166) 	   5,108 	         4,942


INTEREST EXPENSE ON LIABILITIES:

Total Savings and Time Deposits 	           2,525 	   11,649 	       14,174 	    1,713 	    4,051 	         5,764
Short-Term Borrowings 	                   (9,687) 	    2,475 	      (7,212) 	   (3,234) 	     885  	       (2,349)
Long-Term Borrowings 	                        131     	(200) 	         (69) 	         - 	       - 	              -
  Total Interest Expense 	                (7,031)    	13,924         	6,893 	   (1,521) 	   4,936  	        3,415


Net Change in Interest Income 	            $2,670    	$3,197        	$5,867 	   $1,355 	     $172 	        $1,527



The above table has been prepared on a taxable equivalent basis.

    ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Net Interest Income (continued)

The following tables present an analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the nine and three month periods ended
September 30, 1995 and 1994, respectively:


ANALYSIS OF NET INTEREST INCOME
	                                                                         Nine Months Ended
		                                                        Sept. 30, 1995 			               Sept. 30, 1994
                                               	Average 	 	               Average 	 Average 	 	              Average
                                               	Balance 	     Interest 	  Rate 	    Balance 	     Interest 	    Rate
 (dollars in thousands )
INTEREST EARNING ASSETS:
Interest Earning Deposits  	                         $1,437 	      $77 	    7.16% 	       $829 	        $8 	   1.29%
Taxable Securities 	                                119,377 	    5,486 	    6.14% 	    209,358 	     8,092 	   5.17%
Non-Taxable Municipals 	                             52,984 	    2,820 	    7.12% 	     53,485 	     2,471 	   6.18%
Mortgage-Backed Securities 	                        615,930 	   29,389 	    6.38% 	    736,654 	    31,283 	   5.68%
Taxable Loans, net of unearned income & fees 	    1,865,085 	  126,523 	    9.07% 	  1,759,884 	   108,646 	   8.25%
Non-Taxable Loans                                    	8,056 	      822 	   13.64% 	      9,588 	     1,041 	  14.52%
Federal Funds Sold and Securities
 Purchased Under Agreements to Resell 	              17,078       	755 	    5.91% 	     59,245 	     1,571 	   3.55%
  Total Interest Earning Assets 	                 2,679,947 	  165,872 	    8.28% 	  2,829,043 	   153,112 	   7.24%

Allowance for Loan Losses 	                        (51,921) 			                       (56,174)
Cash and Due from Banks 	                           85,809 			                         80,839
Other Non-Interest Earning Assets 	                124,512 			                        119,049
 Total Assets 	                                 $2,838,347 			                      $2,972,757


INTEREST BEARING  LIABILITIES:
Savings, N.O.W & Money Market Deposits 	         1,174,750 	    21,197 	    2.41% 	  1,390,392 	    23,194 	   2.23%
Time Deposits 	                                    882,015 	    35,123 	    5.32% 	    686,911 	    18,952 	   3.69%
 Total Savings and Time Deposits 	               2,056,765     	56,320 	    3.66% 	  2,077,303 	    42,146 	   2.71%
Short-Term Borrowings 	                             43,765 	     1,851 	    5.65% 	    292,986 	     9,063 	   4.14%
Long-Term Borrowings 	                              35,000 	     2,175 	    8.31% 	     33,003 	     2,244 	   9.09%
 Total Interest Bearing Liabilities 	            2,135,530 	    60,346 	    3.78% 	  2,403,292 	    53,453 	   2.97%
Rate Spread 			                                                             4.50% 			                          4.26%
Non-Interest Bearing Deposits 	                    385,044 			                         291,094
Other Non-Interest Bearing Liabilities 	            41,334 			                          36,258
 Total Liabilities 	                             2,561,908 			                       2,730,644
 Stockholders' Equity 	                            276,439 			                         242,113
 Total Liabilities and Stockholders' Equity 	   $2,838,347			                       $2,972,757
Net Interest Income and Net Interest Margin 	 	                105,526 	    5.26% 		                99,659 	   4.71%
Less: Tax Equivalent Basis Adjustment 		                       (1,488) 			                          (1,394)
     Net Interest Income 		                                   $104,038 			                          $98,265



The above table has been prepared on a taxable equivalent basis.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Net Interest Income (continued)

ANALYSIS OF NET INTEREST INCOME
                                                          	               Three Months Ended
                                                         		Sept. 30, 1995 		                 	Sept. 30, 1994
                                                	Average 	               	Average 	    Average 	 	            Average
	                                                Balance 	     Interest    	 Rate 	    Balance 	   Interest 	    Rate
 (dollars in thousands )
INTEREST EARNING ASSETS:
Interest Earning Deposits  	                          $1,311 	      $23 	   6.96% 	         $465 	       $4 	    3.41%
Taxable Securities 	                                 141,914 	    2,258 	   6.31% 	      211,196 	    2,874 	    5.40%
Non-Taxable Municipals 	                              40,469 	      788 	   7.73% 	       54,821 	      947 	    6.85%
Mortgage-Backed Securities 	                         651,371 	   10,583 	   6.45% 	      724,443  	  10,928 	    5.98%
Taxable Loans, net of unearned income & fees 	     1,906,189 	   43,636 	   9.08% 	     1,775,456 	  37,169 	    8.31%
Non-Taxable Loans 	                                    7,567       	267   	14.00% 	         9,013 	     352 	   15.49%
Federal Funds Sold and Securities
 Purchased Under Agreements to Resell 	               14,570 	      212 	   5.77% 	        53,688 	     551 	    4.07%
  Total Interest Earning Assets 	                  2,763,391 	   57,767 	   8.29%  	    2,829,082 	  52,825 	    7.41%


Allowance for Loan Losses 	                         (53,412) 			                         (55,218)
Cash and Due from Banks 	                             89,221 			                           76,647
Other Non-Interest Earning Assets 	                  146,602 			                          112,218
 Total Assets 	                                   $2,945,802 			                       $2,962,729


INTEREST BEARING  LIABILITIES:
Savings, N.O.W & Money Market Deposits 	           1,144,961 	    6,723 	   2.33% 	     1,389,159 	   7,776 	    2.22%
Time Deposits 	                                      945,041 	   13,266 	   5.57% 	       675,315 	   6,449 	    3.79%
 Total Savings and Time Deposits 	                 2,090,002    	19,989 	   3.79% 	     2,064,474 	  14,225 	    2.73%
Short-Term Borrowings                                	58,924 	      964 	   6.49% 	       273,977 	   3,313 	    4.80%
Long-Term Borrowings 	                                35,000       	728 	   8.25% 	        35,000 	     728 	    8.25%
 Total Interest Bearing Liabilities 	              2,183,926 	   21,681    	3.94% 	     2,373,451 	  18,266 	    3.05%
Rate Spread 			                                                             4.35% 			                            4.35%
Non-Interest Bearing Deposits 	                      414,174 			                          303,417
Other Non-Interest Bearing Liabilities 	              57,285 			                           35,865
 Total Liabilities 	                               2,655,385 			                        2,712,733
 Stockholders' Equity 	                              290,417 			                          249,996
 Total Liabilities and Stockholders' Equity 	     $2,945,802 			                       $2,962,729
Net Interest Income and Net Interest Margin 	 	                  36,086 	   5.18% 	 	                34,559 	    4.85%
Less: Tax Equivalent Basis Adjustment 		                          (455) 			                           (523)
     Net Interest Income 		                                     $35,631 			                         $34,036

The above table has been prepared on a taxable equivalent basis.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Non-Interest Income



	Non-interest income, exclusive of net securities gains, was $5.2 million for the 1995 third quarter reflecting no material change when compared with $4.8 million for the comparable prior year period. Net securities gains increased $ 4.9 million to $3.0 million during the 1995 third quarter when compared to net securities losses of $ 1.9 million during the comparable prior year period. This increase is due primarily to the Registrant recognizing a $2.5 million gain, during the 1995 third quarter, on the liquidation of its interest in Sunrise Bancorp. The net securities loss recorded during the 1994 third quarter resulted from the Registrant recording a write-down of $1.9 million on an impaired collateralized mortgage obligation received by Metro as partial satisfaction in a troubled debt loan restructuring entered into in 1991.



Non-Interest Expense



	Non-interest expense declined $4.2 million, or 20.9%, to $15.8 million during the 1995 third quarter when compared to $20.0 million during the comparable prior year period. This reduction is attributable to a $1.2 million decrease in other real estate expenses, a $.9 million reduction in FDIC insurance premiums
(approximately $862 million of the Registrant's deposits are insured under the Savings Association Insurance Fund "SAIF"), a
$.9 million reduction in salaries & employee benefits, a $1.2 million reduction in general & administrative expenses, resulting from the post-merger integration of operations and the achievement of other efficiencies associated with the combination of certain product lines.



	The Registrant's core efficiency ratio, which represents the ratio of non-interest expense, net of other real estate expenses and other nonrecurring charges, to net interest income, on a tax equivalent basis, and non-interest income net of securities gains and losses, improved to 39.0% for the three months ended September 30, 1995 compared with 48.54% for the comparable prior year period. The core efficiency ratio for the first nine months of 1995 was 41.17% compared with 48.90% for the comparable prior year period. This achievement occurred as core operating expense levels declined while net interest income and non-interest income improved.



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



	The Registrant's effective tax rate was 42.6% for the third quarter of 1995, as compared to 39.4% for the comparable prior year period. The effective tax rate for the first nine months of 1995 was 42.2% compared with 39.6% for the comparable prior year period. The increase in the effective tax rate during the three and nine month periods is primarily attributable to the Registrant recognizing a decrease in the deferred tax valuation allowance during 1994.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Loans and Leases



	Loans and leases, net of unearned income, increased 5.8% to $1.94 billion at September 30, 1995 as compared with $1.83 billion at December 31, 1994. This increase is due primarily to the acquisition of Bank of Great Neck which added $49.4 million, of principally commercial real estate loans, coupled with steady growth in multi-family and consumer loan and Lease portfolios, partially offset by a decline in residential mortgage loans.

	The portfolio is concentrated principally in loans secured by real estate in the metropolitan New York area. Real estate
related loans, which include multi-family, residential, and
commercial mortgages and to a lesser extent construction and land development loans, aggregated 82.4% of the total loan
portfolio at September 30, 1995. Multi-family mortgage loans, which rely principally on their underlying cash flows to service the related debt, comprise the largest real estate concentration within the Registrant's loan portfolio, aggregating $604.4
million and representing 31.2% of the total loan portfolio at
September 30, 1995. Residential mortgages, consists principally of owner occupied residents, aggregated  $568.7 million or 29.3%
of the total loan portfolio at September 30, 1995. Commercial mortgages, comprised of both owner occupied and income producing rental properties, aggregated $372.8 million or 19.2% of the total loan portfolio at September 30, 1995. This diversity
ameliorates the risks typically associated with real estate
concentrations.			The following table delineates the composition
of the Registrant's loan portfolio for the period indicated (in thousands):


	                                                  	% of 		                % of 	               	   % of
	                                 Sept 30, 1995 	  Total 	  Dec 30, 1994 	 Total 	  Sept 30, 1994 	 Total
Mortgage Loans-Multi-Family 	          $604,432 	   31.18%     	$524,167 	  28.62% 	     $506,826 	 28.00%
Mortgage Loans-Residential 	            568,654 	   29.34% 	     598,711 	  32.69% 	      601,423 	 33.20%
Mortgage Loans-Commercial              	372,805    	19.23%      	340,157   	18.57% 	      344,607 	 19.04%
Commercial & Industrial 	               237,870 	   12.27%      	241,544   	13.19% 	      234,307 	 12.94%
Consumer Loans                          	66,861 	    3.45% 	      51,291    	2.80% 	       46,088 	  2.55%
Construction & Land Development
    Loans 	                              51,853    	 2.68%      	 54,789   	 2.99% 	       60,197 	  3.33%
Leases, net 	                            35,784     	1.85% 	      20,807    	1.14% 	       16,933 	  0.94%
  TOTAL 	                            $1,938,259    	100.00%  	$1,831,466   	100.00% 	  $1,810,381  	 100.00%




	Non-performing assets, which include loans ninety days past due and still accruing, nonaccrual loans and other real estate, declined $2.5 million to $44.5 million at September 30, 1995 when compared to $47.0 million at December 31, 1994 and declined $12.3 million when compared to $56.8 at September 30, 1994. Non-performing assets represent 1.43% of total assets at September 30, 1995 comparing favorably to 1.73% at December 31,
1994 and 1.95% at September 30, 1994.



	The components of non-performing assets are delineated in the table below (in thousands):


                                             	Sept. 30,  1995 	Dec. 31, 1994 	Sept.  30,  1994
Loans 90 days past due & still accruing 	              $2,447        	$1,597 	          $2,318
Non-accrual Loans                                     	39,599 	       40,516 	          48,623
   Non-performing Loans 	                              42,046        	42,113 	          50,941
Other Real Estate Owned 	                               2,500 	        4,861 	           5,841
   Non-performing assets 	                             44,546        	46,974 	          56,782


Restructured, Accruing loans 	                        $33,416 	      $37,044 	         $31,800


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Loans and Leases (continued)

  The adoption of SFAS 114 did not affect the level of non-performing assets as loans previously classified as in-substance foreclosures, and contained within the other real estate caption, are now classified within the nonaccrual loans caption. For a further discussion, refer to the Recent Accounting Developments section of this report. Additionally, as of September 30, 1995, the weighted average yield on restructured , accruing loans was 6.92%.



	The provision for loan losses increased $2.4 million to $2.0 million for the 1995 third quarter, from a negative provision of $.4 million in the comparable prior year period. The negative provision recorded during the comparable prior year period was attributable to Metro reducing the level of its allowance for loan losses by $1.1 million, partially offset by the Registrant recording a provision of $.7 million during this period. Net charge-offs aggregated $3.3 million, or .68% of average loans, net of unearned income, on an annualized basis, for the 1995 third quarter, as compared with $4.0 million, or .90% of average loans, net of unearned income, on an annualized basis, for the 1994 third quarter. The allowance for loan losses at September
30, 1995 was $51.2 million, or 121.8% of non-performing loans, and 2.67% of loans, net of unearned income. The allowance for loan losses at December 31, 1994 was $50.1 million, or 118.9% of non-performing loans, and 2.76% of loans, net of unearned income. The allowance for loan losses at September 30, 1994 was $50.6 million, or 99.42% of non-performing loans and 2.83% of loans, net of unearned income.



	Management determines what it deems to be the appropriate level of the Registrant's allowance for loan losses on an ongoing basis by reviewing individual loans within, as well as the composition of and trends in the loan portfolio. Management considers, among other things, concentrations within segments of the loan portfolio, delinquency trends, as well as recent charge-off experience and third party evidentiary matter (such as appraisals) when assessing the degree of credit risk in the portfolio. Various appraisals and estimates of current value influence the estimation of the required allowance at any point in time. While management uses available information to provide for possible loan losses, future additions to the allowance may be necessary based on future changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Registrant's bank subsidiary's allowance for loan losses. Such agencies may require the Registrant to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations which may not be available now.
Based on current economic conditions, management considers the allowance at September 30, 1995 adequate to cover the possible risk of loss in the loan portfolio.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Securities



	A)  Held-to-Maturity Securities



	Held-to-maturity securities are debt securities that the Registrant has the positive intent and ability to hold to maturity and are stated at amortized cost. At September 30, 1995, securities held-to-maturity consisted of the following (in thousands):


                                                          		Gross     	Gross
                                          	Amortized  	Unrealized 	Unrealized 	 Fair
                                               	Cost       	Gains   	(Losses) 	 Value
U.S. Government Agencies Obligations 	       $49,257 	         $8 	    ($691)	  $48,574
State and Municipal Obligations 	             53,195 	        367 	     (444) 	  53,118
Mortgage-Backed Securities 	                 443,903       	1,389    	(6,850) 	 438,442
  TOTAL 	                                   $546,355 	     $1,764 	  ($7,985) 	 $540,134






	B)  Available-for-Sale Securities



	Available-for-Sale Securities are debt and equity securities not classified as either securities held-to-maturity or trading securities and are stated at fair value. At September 30, 1995, available-for-sale securities consisted of the following

(in thousands):


                                                               		Gross      	Gross
                                               	Amortized  	Unrealized 	Unrealized 	 Fair
                                                    	Cost       	Gains  	 (Losses) 	 Value
U.S. Treasury 	                                   $19,986 	        $34 	        $- 	 $20,020
U.S. Government Agencies Obligations               	9,459          	18 	         - 	   9,477
Mortgage-Backed Securities 	                      369,747         	922     	  (609) 	 370,060
S.B.A. Securities 	                                29,938         	201 	         - 	   30,139
Equity Securities 	                                30,310 	      3,075    	      - 	   33,385
  TOTAL 	                                        $459,440 	     $4,250 	     ($609) 	 $463,081




	The amortized cost of mortgage-backed securities ("MBS") included in both the available-for-sale and held-to-maturity categories was $813.7 million at September 30, 1995, with an aggregate fair value of $808.5 million, or a net pre-tax unrealized loss of $5.1 million. This compares to securities with an amortized cost of $640.0 million and an aggregate fair value of $636.6 million or a net pre-tax unrealized loss of $6.4 million at June 30,995 and securities with an amortized cost of $586.6 million and an aggregate fair value of $549.6 million or a net pre-tax unrealized loss of $37.0 million, at December 31, 1994. The increase in fair value reflects the favorable impact of lower market interest rates during the first nine months of 1995. The Registrant's mortgage-backed securities are principally fixed rate and the value of these instruments moves in an inverse relationship to interest rates.



	Mortgage-backed securities classified as held-to-maturity included $85.4 million in collateralized mortgage obligations at September 30, 1995. Mortgage-backed securities classified as available-for-sale included $31.9 million in collateralized mortgage obligations at September 30, 1995.

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



    At September 30, 1995, securities carried at $312.5 million were pledged for various purposes as required by law and to secure securities sold under agreements to repurchase and other borrowings.



	On July 31, 1995, the Registrant sold its interest in Sunrise Bancorp. for $7.3 million or $30.00 per share, resulting in a gain of $2.5 million, adding approximately $.05 per share to earnings during the third quarter.



	The Registrant is currently evaluating the allocation of its securities portfolio between held-to-maturity and available-for-sale in light of the recent announcement by the Financial Accounting Standards Board ("FASB") that Companies will be given an opportunity to transfer securities from the held-to-maturity category without undergoing a mandatory reevaluation of other securities in this category to determine whether they should be reclassified. This opportunity will exist from mid November ( when FASB plans to issue its implementation guide on SFAS 115 ) and year end.



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



	The following table sets forth the Registrant's regulatory capital as of September 30, 1995 under the rules applicable at such date. At such date the Registrant was in compliance with all applicable regulatory requirements.



                                                	Amount 	            Ratio

Tier 1 Capital 	                                     $270,159 	       15.83%
Regulatory Requirement 	                               68,272         	4.00%
Excess 	                                              201,887        	11.83%


Total Risk Adjusted Capital                          	291,863        	17.10%
Regulatory Requirement                               	136,543         	8.00%
Excess 	                                             $155,320         	9.10%


Risk Weighted Assets 	                             $1,706,793


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Capital (Continued)



	The Registrant's leverage ratio at September 30, 1995 was
9.26%. The Tier I, total risk based and leverage capital ratios of the Registrant's bank subsidiary, were 16.30%, 17.58%, and 9.49%, respectively, at September 30, 1995.



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



	On April 20, 1995 the Registrant's Board of Directors approved the repurchase of up to 1.2 million shares or approximately 5%
of the Registrant's common shares outstanding.   To date, the
Registrant has purchased 74,592 shares.

Consistent with the Registrant's intended purpose for the Stock
Repurchase Program, 49,100 of these shares were used to fund deferred compensation plans during 1995.



	On September 26, 1995, the Registrant's Board of Directors declared a 20% increase in its quarterly cash dividend to 15.0 cents per share. The dividend will be payable November 15, 1995 to shareholders of record at the close of business October 26, 1995.



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



	The Registrant's sources of liquidity include dividends from its subsidiaries, borrowings, and funds available through the capital markets. Dividends from the Registrant's bank subsidiary are limited by New York State Banking Department regulations to the current year's earnings plus the prior two years' retained net profits. According to the parameters of this regulation, the Bank had $93.1 million of retained earnings available for dividends to the Registrant as of September 30, 1995.



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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Liquidity (continued)



	In addition, the Bank has the ability, as a member of the Federal Home Loan Bank ("FHLB") system, to borrow approximately
$320 million on a secured basis, utilizing mortgage related loans and securities as collateral, for a term ranging from one day to ten years at both fixed and variable rates. As of September 30, 1995, the Bank had $10 million in such advances, with an original maturity of greater than one year.



	The Registrant's liquidity position is monitored on a daily basis to ensure the maintenance of an optimum level and the most cost efficient use of available funds. Management believes that the Registrant has sufficient liquidity to meet its operating requirements.



Pending Acquisitions



   Extebank Domestic Banking Business



     On September 18,1995, the Registrant and Banco Exterior de Espana, S.A., Spain ("BEX") entered into an agreement whereby the Registrant will acquire the domestic commercial banking business of Extebank ("Extebank"), a wholly owned subsidiary of BEX, for $47.0 million in cash, which represents approximately 157 % of book value. Extebank has approximately $442 million in total assets, including net loans of $252 million, and deposits of $396 million. The Registrant will merge Extebank into its banking subsidiary, North Fork Bank. The transaction is subject to regulatory approval and is expected to be completed during the first quarter of 1996.



    First Nationwide Bank  Long Island Branches



        On September 29, 1995, the Registrant announced that North Fork Bank had entered into an agreement with First Nationwide Bank to acquire its ten Long Island branches with approximately $590 million in deposits for $37.5 million in cash, or a deposit premium of 6.35%. The transaction is subject to regulatory approval and is expected to be completed during the first quarter of 1996.

SIGNATURES













	Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.















Date:   November 13, 1995 	/s/  Daniel M. Healy
                              		Daniel M. Healy
                              		Executive Vice President &
                              		Chief Financial Officer

[EXHIBIT  11]



North Fork Bancorporation, Inc.


COMPUTATION OF NET INCOME PER COMMON EQUIVALENT SHARE
September 30, 1995
(Unaudited)







                                           Three Months Ended           Nine Months Ended
                                    	Sept.30, 1995 	Sept.30, 1994 	Sept.30, 1995 	Sept.30, 1994

Net Income 	                           $14,952,119 	  $10,436,173 	  $38,682,234 	  $28,697,026


Common Equivalent Shares:


Weighted Average Common
  Shares Outstanding                   	24,751,446	     22,654,635 	   24,271,687 	   22,554,953
Weighted Average Common
  Equivalent Shares (a) 	                 150,013 	     1,355,336       	119,562 	    1,324,452
Weighted Average Common and
  Common Equivalent Shares 	           24,901,459 	    24,009,971    	24,391,249 	   23,879,405


Net Income per Common
  Equivalent Share 	                        $0.60 	         $0.44 	        $1.59 	        $1.20


(a) Consists of warrants and options