Form 10-K
period 1995-12-31
NORTH FORK BANCORPORATION INC
filed 1996-03-26
CIK 352510

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 1995

Commission File Number       1-10458

                         NORTH FORK BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               36-3154608
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

275 BROAD HOLLOW ROAD, MELVILLE, NEW YORK         11747
(Address of principal executive offices)        (Zip Code)

(Registrant's telephone number, including area code)  (516) 844-1004

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
 Common Stock par                            New York Stock Exchange
   value $2.50

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    (X) Yes    ( ) No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     ( )

        As of March 15, 1996, there were 24,704,893 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's common stock (based on the average stock price on March 15, 1996) held by non-affiliates was approximately $580,565,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference in the following parts of this Annual Report:

        North Fork Bancorporation, Inc. 1995 Annual Report to Shareholders -- Parts I, II and IV.

        North Fork Bancorporation, Inc. 1996 Definitive Proxy Statement --
        Part III

                                     PART I

ITEM 1 BUSINESS

General Development of Business

        North Fork Bancorporation, Inc. (the "Registrant") with its executive headquarters located in Melville, New York, is a bank holding company organized under the laws of the State of Delaware in 1980 and registered under the Bank Holding Company Act of 1956, as amended. The Registrant's primary subsidiary, North Fork Bank, operates forty-nine retail banking facilities throughout Suffolk, Nassau, Queens, Westchester and Rockland Counties, New York.

        During 1995, North Fork Bank entered into definitive merger agreements to acquire the domestic commercial banking business of Extebank with approximately $387 million in assets and $348 million in deposits for $47 million in cash. Extebank operated seven retail banking facilities in Suffolk County and one in Manhattan, New York. Additionally, North Fork Bank entered into an Asset Purchase and Sale Agreement with First Nationwide Bank to acquire their ten Long Island branches with approximately $600 million in deposits at a deposit premium of 6.35% (see "Note 2 -- Mergers and Acquisitions" (pages 24-25) of the Registrant's 1995 Annual Report for a more detailed discussion). Both of these in-market acquisitions closed during the first quarter of 1996.

        On July 3, 1995, the Bank consummated its purchase of Great Neck Bancorp, the parent company of Bank of Great Neck, a Long Island based commercial bank ("Great Neck"). Great Neck with net assets of $91 million, including $49.4 million in net loans and $90.3 million in deposits, was merged into North Fork Bank.

        On November 30, 1994, Metro Bancshares Inc. ("Metro"), the parent company of Bayside Federal Savings Bank ("Bayside") was merged with and into the Registrant. Simultaneously, Bayside (with approximately $1.0 billion in assets, $.9 billion in deposits and $83.5 million in stockholders equity, operating through thirteen branch locations in Queens, Nassau and Suffolk Counties, New York) was merged with and into the Bank. The merger was accounted for as a pooling-of-interests, and accordingly, the Registrant's consolidated financial statements include the consolidated results of Metro.

        North Fork Bank is the result of the October 1, 1992 merger of the Registrant's banking subsidiaries, The North Fork Bank & Trust Company ("Bank & Trust") and Southold Savings Bank ("Southold"). Bank & Trust was merged into Southold; Southold then converted its charter from that of a state savings bank to a state commercial bank and changed its name to North Fork Bank.

        Prior to 1988, the Registrant's principal asset was Bank & Trust and its business consisted primarily of the ownership and operation of Bank & Trust. On August 1, 1988, the Registrant completed the acquisition of Southold, a New York State chartered savings bank. Southold expanded its branch network through the June 28, 1991 acquisition of Eastchester Financial Corporation, ("Eastchester"). Eastchester's primary asset was Eastchester Savings Bank, a $500.8 million savings bank which operated through seven branch locations in Westchester and Rockland Counties, New York. Immediately upon consummation of the acquisition. Eastchester was dissolved and its operations consolidated into those of Southold.

        Additionally, the Registrant and the Bank have nine active non-bank subsidiaries, none of which accounted for a significant portion of the Registrant's consolidated assets, nor contributed significantly to the Registrant's consolidated results of operations, at and for the year ended December 31, 1995.

DESCRIPTION OF BUSINESS

        The Registrant, through its bank subsidiary, provides a variety of banking and financial services to middle market and small business organizations, local governmental units, and retail customers in the metropolitan New York area. The Bank's major competitors across the entire line of its products and services are local branches of large money-center banks headquartered in New York City and other banks headquartered in New York State. Additionally, the Bank competes with other independent commercial banks in its marketplace for loans and deposits; with local savings and loan associations and savings banks for deposits and mortgage loans; with credit unions for deposits and consumer loans; with insurance companies and money market funds for deposits; and with local consumer finance organizations and the financing affiliates of consumer goods manufacturers for consumer loans, especially automobile manufacturers. In setting rate structures for the Bank's loan and deposit products, management refers to a wide variety of financial information and indices, including the rates charged or paid by the major money-center banks, both locally and in the commercial centers, and the rates fixed periodically by smaller, local competitors.

        The Registrant and the Bank, in their normal course of business, are subject to various regulatory statutes and guidelines. Additional information is set forth under the caption "Capital" (pages 13-14) in Management's Discussion and Analysis of the Registrant's 1995 Annual Report to Shareholders included as Exhibit 13 herewith and incorporated herein by reference.

        As of December 31, 1995, the Registrant and its consolidated subsidiaries had approximately 814 full-time equivalent employees.

ITEM 2 PROPERTIES

        During 1995, the Registrant entered into a long-term lease for a portion of a four-story office building located at 275 Broad Hollow Road, Melville, New York. At December 31, 1995, the Registrant occupied 48,125 square feet which represents approximately 42% of the building's rentable space. This additional space was necessitated by the Registrant's recent acquisitions which expanded its presence in the metropolitan New York area, specifically, Queens and Nassau Counties. This facility now serves as the Registrant's administrative headquarters, and includes its lending, retail banking, trust and investment management services divisions and its recently relocated Melville branch.

        The Registrant maintains its operations center and mortgage origination and administration offices in a 28,300 square foot facility owned by the bank, located at 9025 Main Road, Mattituck, New York.

        The Bank owns twenty-six (26) buildings and occupies thirty-four (34) other facilities under various lease arrangements expiring at various times through 2014 (see "Note 14 - Other Commitments and Contingent Liabilities(b) Lease Commitments" (page 39)) of the Registrant's 1995 Annual Report to Shareholders included as Exhibit 13 herewith and incorporated herein by reference). All but six of these buildings and facilities are utilized by the Bank to provide banking and related financial services either as bank branches or as limited banking facilities (principally stand-alone ATM locations). Of the six not used for retail banking, two are owned facilities used by the data processing, loan servicing and operations departments of the Bank. The remaining space is leased to either accommodate additional office space or has been vacated and subleased as a result of relocating certain departments to 275 Broad Hollow Road, Melville. The premises occupied or leased by the Registrant and its subsidiaries are considered to be well located and suitably equipped to serve as banking and related financial services facilities.

ITEM 3 LEGAL PROCEEDINGS

        Information required by this item is set forth under the caption "Note 14 -- Other Commitments and Contingent Liabilities -- (c) Other Matters" (page
39), in the Registrant's 1995 Annual Report to Shareholders included herein as
Exhibit 13 and incorporated herein by reference.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to security holders for vote during the fourth quarter of 1995.

ITEM 4A EXECUTIVE OFFICERS OF THE REGISTRANT

        The name, age, position and business experience during the past five years of each of the executive officers of the Registrant as of December 31, 1995, are presented in the following table. The officers are elected annually by the Board of Directors.


Name                     Age             Positions Held in Most Recent 5 Years
----                    ---             -------------------------------------

John Adam Kanas         49              Chairman, President and Chief Executive Officer of the
                                        Registrant and the Bank, throughout the past 5 years.

John Bohlsen            53              Vice Chairman of the Registrant (since 10/92) and of the Bank
                                        (since 12/89). Mr. Bohlsen has been President of The Helm
                                        Development Corp., a real estate company, throughout the past 5 years.

Daniel M. Healy         53              Executive Vice President and Chief Financial Officer of the
                                        Registrant (since 3/92). Before that, Mr. Healy was a partner with the accounting firm of KPMG Peat Marwick LLP.



                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

        The Registrant's common stock is traded on the New York Stock Exchange under the symbol NFB. As of March 15, 1996, there were approximately 5,551 shareholders of record of the Registrant's common stock.

        During 1995, the Registrant declared dividends of $.125 per share for the first and second quarters, respectively, and $.15 per share for the third and fourth quarter, respectively. During 1994, the Registrant declared dividends of $.075 per share for the first and second quarters, respectively, and $.10 per share for the third and fourth quarters, respectively (dividends declared are exclusive of dividends declared by Metro prior to merger).

        For additional information regarding dividends and restrictions thereon, and market price information, refer to the "Selected Financial Data" (page 1), the "Liquidity" section of Management's Discussion and Analysis (pages 9-10), the "Selected Statistical Data" (page 16), "Note 8 - Long Term Borrowings"
(page 29), and "Note 13 - Regulatory Matters" (page 37) of the Registrant's
1995 Annual Report to Shareholders included herewith as Exhibit 13 and incorporated herein by reference.

ITEM 6   SELECTED FINANCIAL DATA

         The information required by this item is set forth in "Selected Financial Data" (page 1) of the Registrant's 1995 Annual Report to Shareholders included herewith as Exhibit 13 and incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is set forth in Management's Discussion and Analysis, (pages 3-15) of the Registrant's 1995 Annual Report to Shareholders included herewith as Exhibit 13 and incorporated herein by reference.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following information is set forth in the Registrant's 1995 Annual Report to Shareholders included herewith as Exhibit 13 and incorporated herein by reference:

         Unaudited Consolidated Quarterly Financial Information (page 16); the Consolidated Financial Statements (pages 17-21); the Notes to the Consolidated Financial Statements (pages 22-41); the Independent Auditors' Report (page 42); and the Report of Management (page 43).

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.


                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is set forth under the caption "Election of Directors and Information with Respect to Directors and Officers" (pages 2-6) in the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held April 23, 1996, which is incorporated herein by reference, and in Part I of this report under the caption "Executive Officers of the Registrant".

ITEM 11  EXECUTIVE COMPENSATION

         The information required by this item is set forth under the captions "Compensation of Directors" (pages 6 - 7), "Executive Compensation" (pages 8-19), and "Retirement Plans" (pages 19-20) in the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholder's to be held April 23, 1996, which is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is set forth under the caption "Certain Beneficial Ownership" and "Nominees for Director and Directors Continuing in Office" (pages 2-6) in the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholder's to be held April 23, 1996, which is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is set forth under the caption "Transactions with Directors, Executive Officers and Associated Persons" (page
20) in the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held April 23, 1996, which is incorporated herein by reference.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The consolidated financial statements, including notes thereto, and financial schedules of the Registrant, required in response to this item is set forth in response to Part II, Item 8 of this Annual Report are incorporated herein by reference in the Registrant's 1995 Annual Report to Shareholders filed herewith as Exhibit 13.

     1.  Financial Statements                            Page #
         Consolidated Statements of Income                 17
         Consolidated Balance Sheets                       18
         Consolidated Statements of Cash Flows            19-20
         Consolidated Statements of Changes                21
           in Stockholders' Equity
         Notes to Consolidated Financial Statements       22-41
         Report of Independent Public Accountants          42

     2.  Financial Statement Schedules

     Schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the consolidated financial statements of the Registrant have been omitted because they are either not required, are not applicable or are included in the consolidated financial statements or notes thereto, which is incorporated herein by reference.

     3.  Exhibits

     The exhibits listed on the Exhibit Index page of this Annual Report are incorporated by reference or filed herewith as required by Item 601 of Regulation S-K (each management contract or compensatory plan or arrangement listed therein is identified).

(b)  Current Reports on Form 8-K

     The Registrant has not filed any reports on Form 8-K during the last quarter of the year ended December 31, 1995.

        Pursuant to the requirements of Section 13 or 15(d) of this Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NORTH FORK BANCORPORATION, INC.



                                      BY: /s/ John A. Kanas
                                          -------------------------------------
                                          JOHN A. KANAS
                                          President and Chief Executive Officer


                                          Dated: March 26, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                     Title                              Date

/s/ John A. Kanas             Director, President,               March 26, 1996
-------------------------     Chief Executive Officer,
John A. Kanas                 and Chairman of the Board
                              (Principal Executive Officer)

/s/ Daniel M. Healy           Executive Vice President and       March 26, 1996
-------------------------     Chief Financial Officer
Daniel M. Healy               (Principal Accounting Officer)

/s/ John Bohlsen              Director                           March 26, 1996
-------------------------     Vice Chairman of the Board
John Bohlsen

/s/ Malcolm J. Delaney        Director                           March 26, 1996
-------------------------
Malcolm J. Delaney

/s/ Allan C. Dickerson        Director                           March 26, 1996
-------------------------
Allan C. Dickerson

/s/ Lloyd A. Gerard           Director                           March 26, 1996
-------------------------
Lloyd A. Gerard

/s/ James F. Reeve            Director                           March 26, 1996
-------------------------
James F. Reeve

/s/ James H. Rich, Jr.        Director                           March 26, 1996
-------------------------
James H. Rich, Jr.

/s/ George H. Rowsom          Director                           March 26, 1996
-------------------------
George H. Rowsom

/s/ Raymond W. Terry, Jr.     Director                           March 26, 1996
-------------------------
Raymond W. Terry, Jr.

/s/ Dr. Kurt R. Schmeller     Director                           March 26, 1996
-------------------------
Dr. Kurt R. Schmeller

                                EXHIBIT INDEX


 Exhibit
 Number     Description                           Method of Filing
 -------    -----------                           ----------------
  2.1       Stock Purchase Agreement              Filed herewith.
            dated as of September 19, 1995,
            among North Fork Bank and
            Banco Exterior de Espana, S.A.

  2.2       Asset Purchase and Sale Agree-        Filed herewith.
            ment dated as of September 28,
            1995, among North Fork Bank
            and First Nationwide Bank.

  3.1       Articles of Incorporation             Previously filed on Form S-3 dated 8/16/91 as
            of North Fork Bancorporation, Inc.    Exhibit 4(b) (Registration No. 33-42294) and
                                                  incorporated herein by reference.

  3.2       By-Laws of North Fork Bancorpor-      Previously filed on Form 10K for the year
            ation, as amended, effective          ended December 31, 1993 dated 3/9/94,
            7/28/92.                              as Exhibit 3(b) and incorporated herein
                                                  by reference.

  4.1       Rights Agreement dated                Incorporated by reference to Form 8-A
            2/28/89, between North Fork           Registration Statement dated 3/21/89.
            Bancorporation, Inc. and
            North Fork Bank, as rights agent.

 10.1       North Fork Bancorporation, Inc.       Previously filed with post-effective
            Dividend Reinvestment and Stock       Amendment #1 to the Registrant's
            Purchase Plan, as amended.            registration statement on Form S-3
                                                  dated 5/16/95 (Registration No.
                                                  33-54222) and incorporated herein
                                                  by reference.

 10.2(a)   North Fork Bancorporation, Inc.        Previously filed on Form S-8 dated 12/1/82
           1982 Incentive Stock Option Plan.      (Registration No. 2-80676) and incorporated
                                                  herein by reference.

 10.3(a)   North Fork Bancorporation, Inc.        Previously filed on Form S-8 dated 8/29/85
           1985 Incentive Stock Option Plan.      (Registration No. 2-99984) and incorporated
                                                  herein by reference.

 10.4(a)   North Fork Bancorporation, Inc.        Previously filed on Form S-8 dated 6/12/87
           1987 Long Term Incentive Plan.         (Registration No. 33-14903) and incorporated
                                                  herein by reference.

 10.5(a)   North Fork Bancorporation, Inc.        Previously filed on Form S-8 dated 4/17/90
           1989 Executive Management              (Registration No. 33-34372) and incorporated
           Compensation Plan.                     herein by reference.


EXHIBIT
NUMBER          DESCRIPTION                             METHOD OF FILING
-------         -----------                             ----------------
10.6(a)         North Fork Bancorporation, Inc.         Previously filed as Exhibit 4 to the Registrant's
                401(k) Retirement Savings Plan,         registration statement on Form S-8 dated
                as amended.                             2/2/96 (Registration No. 333-00675) and
                                                        incorporated herein by reference.

10.7(a)         North Fork Bancorporation, Inc.         Previously filed on Form S-8 dated 5/4/94
                1994 Key Employee Stock Plan.           (Registration No. 33-53467) and incorporated
                                                        herein by reference.

10.8(a)         North Fork Bancorporation, Inc.         Previously filed on Form S-8 dated 12/5/94
                The Secondary Stock Option Plan,        (Registration No. 33-56743) and incorporated
                the Secondary Incentive Stock           herein by reference.
                Option Plan, the Secondary 1993
                Stock Option Plan, and the
                Secondary 1993 Incentive Stock
                Option Plan resulting from the
                merger with Metro Bancshares Inc.

10.9(a)         North Fork Bancorporation, Inc.         Previously filed on Form 10-K for the year
                Performance Plan.                       ended December 31, 1994 dated 3/28/95,
                                                        as Exhibit 10.9 and incorporated herein by
                                                        reference.

10.10(a)        Form of Change-in-Control               Previously filed as Exhibit 10.2
                Agreement, as entered into              to Quarterly Report on Form 10-Q
                between North Fork Bancorporation,      for the quarter ended March 31,
                Inc. and each of John A. Kanas,         1995, and incorporated herein by
                John Bohlsen and Daniel M.              reference.
                Healy, each dated
                December 20, 1994.

10.11(a)        Letter Agreement dated                  Filed herewith.
                September 14, 1995 between
                North Fork Bank and Mindy
                Butler, regarding the
                cessation of Ms. Butler's
                employment.

11              Statement re: Computation of            Filed herewith
                earnings per share.

13              All portions of the Registrant's        Filed herewith
                1995 Annual Report to
                Shareholders that are incorporated
                herein by reference.

21              Subsidiaries of Registrant.             Filed herewith



EXHIBIT
NUMBER          DESCRIPTION                             METHOD OF FILING
-------         -----------                             ----------------
22              Registrant's Definitive Proxy           Previously filed on 3/20/96 Pursuant to
                Statement for its Annual Meeting        Section 14(a) of the Securities Exchange
                of Stockholders.                        Act of 1934 and incorporated herein by
                                                        reference.

23              Accountants' Consent.                   Filed herewith.

27              Financial Data Schedule.                Only included in electronic filing



     (a)  Management Contract or Compensatory Plan arrangement.