Form 10-Q
period 1996-03-31
NORTH FORK BANCORPORATION INC
filed 1996-05-15
CIK 352510

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON D.C. 20549

                                FORM 10-Q





 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended:			       March 31, 1996





                     NORTH FORK BANCORPORATION, INC.
        (Exact name of registrant as specified in its charter)



	       DELAWARE							                           36-315460
(State or other Jurisdiction of					        	I.R.S. Employer
  incorporation or organization)					        Identification No.)



	275 BROAD HOLLOW RD. , MELVILLE, NEW YORK		        11747
  (Address of principal executive offices	        (Zip Code)



                          (516) 844-1004
        (Registrant's telephone number, including area code)







Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:									Yes (X)      No ( )





           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



CLASSES OF COMMON STOCK	        NUMBER OF SHARES OUTSTANDING  5/10/96
     $2.50 Par Value						                                 24,718,576

                              INDEX

                 PART I FINANCIAL INFORMATION




ITEM 1.	FINANCIAL STATEMENTS.

	       North Fork Bancorporation, Inc. and Subsidiaries
	      	(1.) Consolidated Balance Sheets.
	      	(2.) Consolidated Statements of Income.
	      	(3.) Consolidated Statements of Cash Flows.
	       (4.) Consolidated Statements of Changes in Stockholders'Equity.
	      	(5.) Notes to Consolidated Financial Statements.


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 		     RESULTS OF OPERATIONS.







                    PART II.  OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS
     	  Not Applicable.


ITEM 2.	CHANGES IN SECURITIES
      		Not Applicable.


ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
      		Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      		Not Applicable.


ITEM 5.	OTHER INFORMATION
      		Not Applicable


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

      		The following exhibits are submitted herewith:

	  (a)  Exhibit #     Description
	       (11)  	       Statement Re: Computation of per share earnings.

      		(27)	         Financial Data Schedule

	(b)	Current Report on Form 8-K dated March 15, 1996
   		(Reporting the Registrant's completion of its two previously announced acquisitions.)

Consolidated Balance Sheets
(in thousands, except per share amounts)
                            March 31, 1996  Dec. 31, 1995   March 31, 1995
                              (unaudited)                     (unaudited)

Assets
Cash & Due from Banks         $130,816 	     $106,476 	       $92,820
Interest Earning Deposits        1,877          1,347           1,454
Federal Funds Sold &
 Securities Purchased under
 Agreements to Resell          100,000           -             	8,000
Securities:
   Available-for-Sale       	1,111,418         814,485        141,952
   Held-to-Maturity            371,728         342,143        	88,540
      Total Securities       1,483,146       1,156,628        730,492
Loans                        2,224,606       1,985,028     	1,860,026
Less: Unearned Income & Fees 	  20,333          18,588         17,586
   Allowance for Loan Losses 	  50,858          50,210         50,638
     Net Loans               2,153,415      	1,916,230      1,791,802
Premises & Equipment, Net       52,755          45,169         39,242
Accrued Income Receivable       27,381          22,400         18,978
Intangibles                     84,702         	26,586         21,840
Other Real Estate                6,945          	4,805          5,081
Other Assets                    28,078          23,670         29,645
     Total Assets           $4,069,115 	    $3,303,311 	   $2,739,354

Liabilities and Stockholders' Equity
Demand Deposits               $609,314        $451,802       $369,941
Savings, N.O.W. &
  Money Market Deposits      1,456,342       1,153,739      1,155,360
Other Time Deposits         	1,069,820         753,809        720,753
Certificates of Deposits,
 $100,000 and Over            	269,108         176,110        126,968
     Total Deposits          3,404,584       2,535,460      2,373,022
Federal Funds Purchased
 & Securiteis Sold Under
 Agreements to Repurchase      240,516         391,369         31,795
Other Borrowings                10,000          1	,000         10,000
Senior Note Payable             	5,000          25,000         25,000
Purchased Security Liabilities 	34,081            	-              -
Accrued Expenses &
 Other Liabilities              46,844          31,637         26,850
      Total Liabilities      3,761,025       2,993,466      2,466,667

Stockholders' Equity
Preferred Stock, par value $1.00;
 authorized 10,000,000 shares,
 unissued                          -              	-              -
Common stock, par value $2.50;
 authorized   50,000,000 shares;
 issued & outstanding 24,968,613,
 24,879,196, 24,225,809 shares
 at the periods ending,
 respectively                  62,422          62,198          60,565
Additional Paid in Capital    104,205         102,398          98,406
Retained Earnings             154,246         144,773         114,585
Unrealized (Losses)/Gains
 on Securities Available-for-Sale,
 net of taxes                  (4,715)          2,149            (498)
Deferred Compensation          (1,945)        	(1,020)           (289)
Treasury Stock at cost; 258,037,
 36,187, 5,925 shares at the
 periods ending, respectively  (6,123)           	(653)           (82)
  Total Stockholders' Equity 	308,090          309,845        272,687
  Total Liabilities and
  Stockholders' Equity     $4,069,115       $3,303,311      	2,739,354

Consolidated Statements of Income
(in thousands, except per share amounts)
                                             Three Months Ended
                                       	March 31, 1996      March 31, 1995
                                         	(unaudited)        	(unaudited)
Interest Income
Loans  	                                 $45,551             $40,456
Mortgage-Backed Securities                16,497               9,097
U.S. Treasury & Government
 Agency Securities                         2,117               1,251
State & Municipal Obligations               	747                 689
Other Securities                            	339                 321
Federal Funds Sold & Securities Purchased
  Under Agreements to Resell                 509                 157
Interest Earning Deposits                     21                  34
Total Interest Income                     65,781              52,005

Interest Expense
Savings, N.O.W. & Money Market Deposits 	  6,734               7,454
Other Time Deposits                       10,409               8,105
Certificates of Deposit,
 $100,000 and Over                         2,931              	1,503
Short-Term Borrowings                      6,246                	369
Long-Term Borrowings                        	724                	722
   Total Interest Expense                 27,044              18,153
Net Interest Income 	                     38,737	             33,852
Provision for Loan Losses 	                1,500               2,000
   Net Interest Income after
   Provision for Loan Losses 	             37,237             31,852

Non-Interest Income
Fees & Service Charges on Deposit Accounts 	2,983 	            2,616
Investment Management & Trust Fees 	        1,169                853
Mortgage Banking Operations 	                 652                629
Other Operating Income 	                      996                957
Net Securities Gains 	                        991                 98
     Total Non-Interest Income 	            6,791 	            5,153

Non-Interest Expense
Compensation & Employee Benefits 	          9,661 	            8,156
Occupancy 	                                 1,922              1,671
Equipment 	                                 1,296 	            1,180
Other Real Estate 	                           629                247
Amortization of Intangibles 	                 468                368
Other Operating Expenses 	                  4,777 	            5,615
    Total Non-Interest Expense 	           18,753             17,237
Income Before Income Taxes 	               25,275 	           19,768
Provision for Income Taxes 	               10,850              8,268
     Net Income 	                         $14,425            $11,500

Per Share:
Net Income 	                                $0.58 	            $0.48
Cash Dividends 	                            $0.20 	           $0.125

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31,  	        1996 	           1995
(in thousands)
Cash Flows from Operating Activities:
Net Income 	                                 $14,425            $11,500
Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
Provision for Loan Losses 	                    1,500 	            2,000
Provision for Losses on Real Estate Acquired
    in Settlement of Loans                       338 	               47
Depreciation and Amortization 	                1,419              1,137
Amortization of Intangibles 	                    468 	              368
Accretion of Discounts and
    Net Deferred Loan Fees                    (1,177)	             (752)
Amortization of Premiums 	                     1,753 	              981
Net Securities Gains 	                          (991) 	             (98)
Other, Net 	                                   5,862 	           (1,975)
  Net Cash Provided by Operating Activities 	 23,597 	           13,208

Cash Flows from Investing Activities:
Maturities, Calls and Principal Repayments on
    Securities Held-to-Maturity 	             11,934 	           42,336
Purchases of Securities Held-to-Maturity 	   (31,045) 	            (100)
Proceeds from Sales of Securities
 Available-for-Sale 	                          6,953 	              783
Maturities and Principal Repayments on
    Securities Available-for-Sale 	           53,170 	           10,244
Purchases of Securities Available-for-Sale 	(287,367) 	          (7,027)
Loans Originated and Principal Repayments
    on Loans and Other Real Estate Owned,Net (49,419)	          (32,079)
Proceeds from Sales of Real Estate Acquired
    in Settlements of Loans 	                  1,329 	            1,426
Proceeds from the Sale of Loans 	              8,506 	            1,221
Purchases of Premises and Equipment, Net 	    (1,682) 	          (1,156)
Net Cash & Cash Equivalents Received
 in Acquisitions 	                           601,596 	              -
    Net Cash Provided by
    Investing Activities                     313,975 	           15,648

Cash Flows from Financing Activities:
Net (Decrease)/Increase in Deposits          (48,155) 	          30,135
Net (Decrease) in Short-Term and
 Other Borrowings 	                         (156,143	           (28,205)
Purchase of Treasury Shares 	                 (6,084) 	              (2)
Common Stock Sold for Cash 	                   1,417 	            5,951
Dividends Paid to Shareholders 	              (3,737) 	          (2,377)
    Net Cash (Used in)/Provided by
     Financing Activities                   (212,702) 	           5,502
    Net Increase in Cash and
     Cash Equivalents 	                      124,870 	           34,358

Cash and Cash Equivalents at Beginning
    of the Quarter                           107,823             67,916

Cash and Cash Equivalents at End
    of the Quarter                          $232,693           $102,274

Consolidated Statements of Cash Flows (Unaudited), Continued
For the Three Months Ended March 31,  	            1996 	          1995
(in thousands)
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period for:
    Interest Expense 	                              $29,440 	       $14,562
    Income Taxes 	                                     $839         	$3,845

Supplemental Schedule of Noncash Investing and Financing
Activities:
Real Estate Acquired in Settlement of Loans  	        $2,200 	       $1,841

Loans to Facilitate the Sale of Other Real Estate 	   $1,007         $1,096

During the Period the Registrant Purchased Various
 Securities which Settled in the Subsequent Month 	   $34,081           -

During the quarter ended March 31, 1996, North Fork Bank purchased Extebank's domestic commercial banking business for $47 million and also acquired approximately $572 million of deposits and 10 Long
Island branches of First Nationwide Bank.

Fair Value of Assets Acquired, Including Cash
 & Cash Equivalents                                  $834,481
Intangible Assets                                      58,584
Cash Paid 	                                            47,000
Liabilities Assumed 	                                $940,065

Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except per share amounts)

      	                        	      Additional 	         	  Unrealized
                            Common   	Paid in    	Retained   	Securities     	Deferred   Treasury
                            Stock     Capital     Earnings    Gains/(Losses)   Comp.     Stock      Total
Balance, December 31, 1994 	 $57,623 	  $94,526   	$106,186   	($2,871)        	 ($514) 	   ($27)    $254,923
Net Income                     	- 	        - 	       11,500 	     - 	               - 	       - 	      11,500
Cash Dividends
  ($0.125 per share)            	- 	       - 	       (3,101) 	    - 	               - 	       -        (3,101)
Sale of Common Stock
 (595,815 shares) 	             1,490     	1,625 	      - 	        -                - 	       -         3,115
Exercise of Warrants
 (580,807 shares) 	             1,452 	    2,243 	      - 	        - 	              - 	       -         3,695
Deferred Compensation Activity:
 Restricted Stock Awards,
    net (12,834 shares) 	         - 	          12 	     - 	         -                19 	     (53) 	      (22)
 Amortization of Other Deferred
    Compensation Plans 	          -           - 	       - 	         - 	             206 	      - 	        206
Purchase of Treasury Stock
 (146 shares) 	                   - 	         - 	       - 	         - 	              - 	       (2) 	       (2)
Adjustment to Unrealized Gains/(Losses)
 on Securities Available-for-Sale,
 net of taxes 	                    - 	        - 	        - 	     2,373               	- 	       - 	      2,373
Balance, March 31, 1995 	     $60,565 	  $98,406 	   $114,585 	  ($498)           ($289) 	    ($82)	  $272,687



Balance, December 31, 1995 	  $62,198 	 $102,398	    $144,773 	  $2,149	          ($1,020) 	   ($653) $309,845
Net Income 	                     - 	        - 	        14,425 	     - 	              - 	         - 	    14,425
Cash Dividends
 ($0.20 per share) 	             - 	        - 	        (4,952) 	    - 	              - 	         -	     (4,952)
Sale of Common Stock
 (89,417 shares) 	                224 	     1,376 	       - 	       - 	              - 	         -       1,600
Restricted Stock Activity,
 net (34,650 shares) 	            - 	         431 	       - 	       -                (925) 	     614 	     120
Purchase of Treasury Stock
 (256,500 shares) 	               - 	        - 	          - 	       - 	              -        (6,084) 	 (6,084)
Adjustment to Unrealized (Losses)/Gains
 on Securities Available-for-Sale,
 net of taxes 	                   - 	        - 	          -       (6,864) 	          - 	         -      (6,864)
Balance, March 31, 1996 	      $62,422 	 $104,205 	   $154,246   ($4,715) 	       ($1,945)   ($6,123) $308,090

                   North Fork Bancorporation, Inc.
                         and Subsidiaries



               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                      March 31, 1996 and 1995





General

	The accounting and reporting policies of North Fork Bancorporation, Inc. (the "Registrant"), and its Bank (the "Bank") and non-bank subsidiaries, are in conformity with generally accepted accounting principles and prevailing practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual results could differ from those estimates.



  These statements should be read in conjunction with the Registrant's summary of significant accounting policies which are incorporated herein by reference in its 1995 Annual Report on Form 10-K.



	Results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the results of operations which may be expected for the full year 1996 or any other interim periods.



	On March 15, 1996, the Bank completed its purchase of the domestic commercial banking business of Extebank ("Extebank").
Extebank had approximately $387.4 million in total assets, $200.0 million in net loans, $347.6 million in deposit liabilities, $30.0 million in capital, and operated through eight branch locations in the metropolitan New York area.



	On March 23, 1996, the Bank completed its acquisition of the ten banking branches of First Nationwide Bank ("First
Nationwide") located on Long Island. The Bank assumed $572 million of customer deposit liabilities for which it paid a deposit premium of 6.35%. Assets acquired consisted primarily of $529 million in cash.



	The intangibles created from the aforementioned transactions aggregated approximately $59 million, of which $23.1 million is attributable to the First Nationwide core deposit intangible.
The intangible assets associated with these transactions are currently being amortized in accordance with various methods over periods not exceeding 20 years for financial reporting purposes. The intangible assets created from the First
Nationwide transaction are being amortized on a straight line basis over 15 years for tax purposes.



	The impact of these recent acquisitions on the Registrant's operating results for the quarter ended March 31, 1996 were insignificant.

RECENT ACCOUNTING DEVELOPMENTS:



Accounting for  Mortgage Servicing Rights:

Statement of Financial Accounting Standards No. 122, ("SFAS
122").



	The Registrant adopted SFAS 122 effective January 1, 1996. This Statement amends certain provisions of Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities" requiring an entity to capitalize the rights to service mortgage loans for others, whether those rights are acquired through loan origination activities or purchased from others. Additionally, SFAS 122 requires an entity to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. Adoption of SFAS 122 did not have an effect on the Registrant's financial condition or results of operations.



Accounting for  Stock Based Compensation:

Statement of Financial Accounting Standards No. 123,  ("SFAS
123").



	The Registrant adopted SFAS 123 effective January 1, 1996. This Statement establishes the financial accounting and reporting standards for employee stock-based compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. SFAS 123 permits a company to choose either a new fair value based method or continue to follow the current arrangements under Accounting Principles Board Opinion No. 25 ("Opinion No. 25") practice in accounting for its stock-based compensation. The Registrant will continue to follow the current practice in accounting for such arrangements under Opinion No.
25.





ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Earnings Summary



	North Fork Bancorporation, Inc. (the "Registrant") recognized net income of $14.4 million, or $.58 per share, for the quarter ended March 31, 1996, as compared with net income of $11.5 million, or $.48 per share earned in 1995. Return on average total assets was 1.65% and the return on average stockholders' equity was 18.63% for the quarter ended March 31, 1996. Return on average total assets was 1.70% and the return on average stockholders' equity was 17.76% for the comparable prior year period.



	The improvement in the Registrant's 1996 first quarter results, when compared with the comparable prior year period, is attributable to a $4.9 million increase in net interest income, a $1.6 million increase in non-interest income, and a $.5 million decrease in the provision for loan losses. This activity was partially offset by a $1.5 million increase in non-interest expense and a $2.6 million increase in the provision for income taxes.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Net Interest Income



	Net interest income, which represents the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities, is the Registrant's primary source of earnings. Net interest income is affected by the level and composition of assets, liabilities and equity, as well as changes in market interest rates.



	Net interest income increased $4.9 million to $38.7 million in the first quarter of 1996, as compared to $33.9 million in 1995.
 The components of this increase include a $13.8 million increase in interest income partially offset by a $8.9 million increase in interest expense. The net interest margin, on a taxable equivalent basis, declined to 4.79% in 1996 from 5.36% in 1995.



	Interest income improved to $65.8 million in the first quarter of 1996 from $52.0 million in 1995. This improvement was principally attributable to a $696.8 million or a 26.8% increase in the level of interest earning assets to $3.3 billion during the 1996 first quarter as compared with $2.6 billion during the comparable prior year period and to a lesser extent the impact of higher market interest rates.



	Average mortgage-backed securities increased $431.6 million or 74.6% to $1.01 billion during 1996 as compared with $578.9 million during the comparable prior year period. This increase resulted from management initiating a pre-investment program during the fourth quarter of 1995, in anticipation of the pending acquisitions. At the time of completing the two acquisitions, management had invested $654.9 million of the transaction proceeds by purchasing mortgage-backed securities with a weighted average life of 3.5 years. These purchases, which were funded through short-term borrowings at a positive spread of approximately 120 basis points, negatively impacted the Registrant's net interest margin during the first quarter.



	Average net loans increased $180.7 million or 9.8% to $2.02 billion for the 1996 first quarter when compared to $1.84 billion for the comparable prior year period, resulting from continued growth in multi-family mortgages and consumer loans and leases, additional loans acquired in the July 1995 acquisition of Great Neck Bank and approximately $200 million in loans acquired in the Extebank transaction which closed on March 15, 1996. This increase was partially offset by a decline in residential mortgages.



	Interest expense increased to $27.0 million in the first quarter of 1996, reflecting a 4.06% cost of funds, as compared with $18.2 million or 3.49% in 1995. The $8.8 million increase is primarily attributable to a $572.9 million increase in the level of average interest bearing liabilities to $2.68 billion during the 1996 first quarter as compared to $2.1 billion during the comparable prior year period. Average short-term borrowings increased as a result of the aforementioned pre-investment program to $452.7 million during the 1996 first quarter as compared to $27.1 million during the comparable prior year period. Subsequent to completing these acquisitions the Registrant reduced the level of its short-term borrowings with the cash proceeds received. Average Savings and Time deposits increased $147.3 million to $2.2 billion during the 1996 first quarter as compared to $2.0 billion during the comparable prior year period. This increase was primarily attributable to the acquisition of Extebank and the First Nationwide branches near the end of the quarter.



	Additionally, the Registrant's overall cost of funds was negatively affected by the impact of higher short-term market interest rates and the change in the relative composition of the Registrant's funding sources. Interest bearing deposits remained relatively stable; however, in response to market interest rates, customers shifted balances from lower yielding savings accounts to higher yielding time deposits.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Net Interest Income (continued)



	Average demand deposit increased $111.4 million or 32.6% to $459.8 million during the first quarter of 1996 as compared to $341.3 million from 1995. Demand deposits represented 17.9% of total deposits at March 31, 1996 as compared to 15.6% at March
31, 1995.



	The following table sets forth a summary analysis of the relative impact on net interest income of changes in the average volume of interest earning assets and interest bearing liabilities and changes in average rates on such assets and liabilities. Because of the numerous simultaneous volume and rate changes during the period analyzed, it is not possible to precisely allocate changes between volume or rate. For presentation purposes, changes which are not solely due to volume changes or rate changes have been allocated to these categories based on the respective percentage changes in average volume and average rates as they compare to each other. In addition, average interest earning assets include non-accrual loans.


Three Months Ended  March  31, 	 	               1996 vs. 1995
 (in thousands ) 	 	 	                                      Change in
 	                                     Average  	Average 	  Net Interest
 	                                     Volume 	  Rate 	     Income
Interest Income from Earning Assets:
Interest Earning Deposits  	               $5 	     ($18) 	    ($13)
Taxable Securities 	                      804 	       83 	      887
Non-Taxable Municipals 	                  109 	       (8) 	     101
Mortgage-Backed Securities 	            7,111 	      289 	    7,400
Loans, including non-accrual loans     	4,333 	      716 	    5,049
Federal Funds Sold and Securities
 Purchased Under Agreements to Resell 	   466 	     (114) 	     352
  Total Interest Income 	              12,828 	      948 	   13,776

Interest Expense on Liabilities:
Total Savings and Time Deposits 	       2,335 	      677 	    3,012
Short-Term Borrowings 	                 5,875 	        2 	    5,877
Long-Term Borrowings 	                    - 	          2 	        2
  Total Interest Expense 	              8,210 	      681 	    8,891

Net Change in Net Interest Income 	    $4,618 	     $267 	   $4,885

The above table has been prepared on a Taxable Equivalent Basis.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Net Interest Income (continued)



	The following tables present an analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the three month periods ended March 31, 1996 and 1995, respectively:


For the Three Months Ended March 31, 		     1996 			                      1995
(dollars in thousands)
                                	Average 	 	          Average  	Average 	 	           Average
                                	Balance 	  Interest  Rate 	    Balance   	Interest  	Rate
Interest Earning Assets:
Interest Earning Deposits  	         $1,586 	    $21 	  5.33% 	     $1,552 	    $34      8.96%
Taxable Securities 	                163,572 	  2,531 	  6.22% 	    112,238 	  1,644 	    5.94%
Non-Taxable Municipals 	             66,310 	  1,142 	  6.93% 	     60,850 	  1,041      6.94%
Mortgage-Backed Securities 	      1,010,401 	 16,497 	  6.57% 	    578,850    9,097 	    6.37%
Loans, net of unearned income
 & fees 	                         2,016,584 	 45,607 	  9.10%    1,835,922 	 40,558 	    8.96%
Federal Funds Sold and Securities
 Purchased Under Agreements
 to Resell 	                         38,506 	    509 	  5.32%       10,700 	    157 	    5.94%
  Total Interest Earning Assets 	 3,296,959 	 66,307 	  8.09%	   2,600,112 	 52,531 	    8.19%

Allowance for Loan Losses 	         (51,804) 	 	 	                 (51,009)
Cash and Due from Banks 	            99,132 	 	 	                   81,324
Other Non-Interest Earning Assets 	 174,330 	 	 	                  106,693
 Total Assets 	                  $3,518,617 	 	 	               $2,737,120

Interest Bearing  Liabilities:
Savings, N.O.W & Money
 Market Deposits 	                1,196,599 	  6,734 	  2.26%   	1,244,665 	  7,454 	    2.43%
Time Deposits 	                     995,851 	 13,340 	  5.39% 	    800,509 	  9,608 	    4.87%
 Total Savings and Time Deposits 	2,192,450 	 20,074 	  3.68%   	2,045,174 	 17,062 	    3.38%
Short-Term Borrowings 	             452,676 	  6,246 	  5.55% 	     27,091 	    369 	    5.52%
Long-Term Borrowings 	               35,000 	    724 	  8.32% 	     35,000 	    722 	    8.37%
 Total Interest Bearing
   Liabilities 	                  2,680,126 	 27,044 	  4.06%     2,107,265 	18,153 	    3.49%
Rate Spread 	 	 	                                       4.03% 			                        4.70%
Non-Interest Bearing Deposits 	     459,820 	 	 	                   341,332
Other Non-Interest Bearing
   Liabilities                      	67,169 	 	 	                    25,897
 Total Liabilities 	              3,207,115 	 	 	                 2,474,494
 Stockholders' Equity 	             311,502 	 	 	                   262,625
 Total Liabilities and
   Stockholders' Equity          $3,518,617 	 		                 $2,737,119
Net Interest Income and
    Net Interest Margin 	                    39,263 	  4.79% 		      34,378 	            5.36%
Less: Tax Equivalent Basis
      Adjustment 	 	                   (526) 	 		                      (526)
    Net Interest Income 	 	          $38,737 	                      $33,852




(1)  The above table has been prepared on a Taxable Equivalent
Basis.

(2) Unrealized gains/(losses) on available-for-sale securities are recorded in other non-interest earning assets.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Non-Interest Income



	Non-interest income, exclusive of net securities gains was $5.8 million in the 1996 first quarter, compared with $5.1 million in the comparable prior year period. Net securities gains were $1.0 million during the current period, as compared with $98 thousand for the comparable prior year period. Net securities gains recognized during 1996 were due to the Registrant selling certain equity investments which were held in its available-for-sale portfolio.



	Fees and Service Charges on deposit accounts increased 14% to $3.0 million during the 1996 first quarter when compared to $2.6 million in the comparable prior year period. The increase is primarily due to the growth in the Registrant's demand deposits.



	Investment management and trust fees increased 37% to $1.2 million during the 1996 first quarter when compared to $.9 million in the comparable prior year period, reflecting continued growth at the Registrant's broker/dealer subsidiary
(Compass Investment Services Corp.)



Non-Interest Expense



	Non-interest expense increased $1.5 million to $18.7 million during the 1996 first quarter when compared to $17.2 million during the comparable prior year period.



	Compensation and Employee Benefits increased $1.5 million to $9.7 million during the 1996 first quarter as compared to $8.2 million during the 1995 comparable period. Occupancy and equipment expense increased $.4 million during the 1996 first quarter when compared to the 1995 comparable prior period.
These increases reflect the Registrant's acquisition of Great
Neck Bank, the opening of two new branches, the opening of the Registrant's administrative headquarters during 1995, and the acquisition of Extebank and the First Nationwide branches.



	Other Real Estate expense increased $.4 million during the 1996 first quarter when compared to the comparable prior year period due to the costs associated with liquidation of certain properties.



	Other operating expense declined 15% to $4.8 million during the 1996 first quarter as compared to $5.6 million during the comparable prior year period. This reduction is attributable to a $.8 million reduction in FDIC insurance premiums (as of March
31, 1996 approximately 43% of the Registrants deposits were insured under the Savings Association Insurance Fund ("SAIF").



	The Registrant's core efficiency ratio, which represents the ratio of non-interest expense, net of other real estate expenses and other non-recurring charges, to net interest income, on a tax equivalent basis, and non-interest income net of securities gains and losses, improved to 40.22% for the 1996 first quarter when compared to 43.09% for the comparable prior year period.



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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Income Taxes (continued)



	The Registrant's effective tax rate was 42.9% for the first quarter of 1996, as compared to 41.8% for the comparable prior year period.



Loan Portfolio



	The Registrant's loan portfolio is concentrated primarily in loans secured by real estate in metropolitan New York. The risk inherent in this portfolio is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrowers.



	Loans outstanding totaled $2.22 billion at March 31, 1996, an increase of $239.6 million or 12.1% when compared to $1.99 billion at December 31, 1995, of which $198.2 million were principally acquired in the Extebank acquisition. The former Extebank loan portfolio at March 31, 1996 was comprised of $100.6 million of commercial loans, $55.3 million of commercial mortgage loans, $21.6 million in consumer loans, $12.5 million in residential loans, $7.7 million in construction and land loans and $.4 million in multi-family mortgages. Loan growth, exclusive of loans acquired from Extebank, consisted of a 3.9% increase in multi-family mortgage loans to $687.9 million, a 4.3% increase in commercial mortgage loans to $383.0 million, a 13.9% increase in consumer loans and leases to $127 million as well as a modest increase in construction and land loans. This increase was partially offset by a 2.7% decline in residential mortgage loans to $537.8 million and a modest decline in commercial loans.



	The following table represents the components of the loan portfolio for the periods indicated (dollars in thousands):


                         	 	                  % of 	 	                        % of 	 	                       % of
  	                          March 31, 1996 	Total  	   December 31, 1995    	Total  	   March 31, 1995  	   Total
Mortgage Loans-Multi-Family 	    $688,308 	    30.94% 	     $662,329 	          33.37%       $559,695 	        30.09%
Mortgage Loans-Residential 	      550,382 	    24.74% 	      552,681 	          27.84%        588,717 	        31.65%
Mortgage Loans-Commercial 	       438,288 	    19.70% 	      367,158 	          18.50%        347,110 	        18.66%
Commercial & Industrial 	         343,359 	    15.44% 	      245,956 	          12.39%        236,076 	        12.69%
Consumer Loans and Leases 	       148,625 	     6.68% 	      111,475 	           5.61%         78,378 	         4.22%
Land and Construction Loans 	      55,644 	     2.50% 	       45,429 	           2.29%         50,050 	         2.69%
  Total                        $2,224,606 	   100.00%     $1,985,028           100.00%     $1,860,026         100.00%
Less:
  Unearned Income & Fees 	         20,333 	 	                 18,588 		                        17,586
  Allowance for Loan Losses 	      50,858 	 	                 50,210 		                        50,638
    Net Loans 	                $2,153,415 	 	             $1,916,230 		                    $1,791,802


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Asset Quality



	At March 31, 1996, non-performing assets, which include loans past due 90 days and still accruing interest, non accrual loans and other real estate, declined $.3 million to $37.1 million, in comparison to $37.4 million at December 31, 1995. This modest decline consisted principally of a $5.7 million decline in residential mortgages, which resulted from the bulk sale of approximately $6.0 million in non-performing loans, and a $1.1 million decline in commercial mortgage loans. These declines were partially offset by $3.6 million in non-performing assets
($1.1 million of which was other real estate) acquired from Extebank, a $1.9 million increase in commercial loans and a $1.0 million increase in other real estate.



	Non- performing loans at March 31, 1996 consisted of $11.7 million in commercial mortgages, $11.3 million commercial loans, $3.6 million in construction and land loans, $3.3 million in residential mortgages and $.3 million in consumer loans and leases.



	The components of non-performing assets and restructured, accruing loans are detailed below (in thousands):


                         	  March 31, 1996   	December 31, 1995   	March 31, 1995
Loans Ninety Days Past Due
 and Still Accruing 	                $855 	         $1,088             $2,362
Non-Accrual Loans 	                29,344 	         31,506 	           39,475
   Non-Performing Loans 	          30,199 	         32,594 	           41,837
Other Real Estate  	                6,945            4,805 	            5,081
   Non-Performing Assets 	         37,144 	         37,399 	           46,918

Restructured, Accruing Loans 	    $34,081 	        $31,875 	          $38,980




	Loans are classified as restructured loans when management has granted, for economic or legal reasons related to the borrower's financial difficulties, concessions to the customer that would not otherwise be considered. Generally, this occurs when the cash flow of the borrower is insufficient to service the loan under its original terms. At March 31, 1996, the portfolio of restructured, accruing loans is comprised primarily of loans which have demonstrated performance in accordance with the terms of their restructure agreements for at least two years, and are currently yielding 6.57%.



	Management determines what it deems to be the appropriate level of the allowance for loan losses on an ongoing basis by reviewing individual loans, as well as the composition of and trends in the loan portfolio. Management considers, among other things, concentrations within segments of the loan portfolio, delinquency trends, as well as recent charge-off experience and third party evidentiary matter (such as appraisals) when assessing the degree of credit risk in the portfolio. Various appraisals and estimates of current value influence the estimation of the required allowance at any point in time.



	During the 1996 first quarter, the provision for loan losses declined to $1.5 million as compared to $2.0 million in the 1995 comparable period. Net charge-offs aggregated $3.9 million, or
 .79% of average net loans, as compared with $1.4 million or .32% of average net loans during 1995. The increase in net charge-offs during the period was primarily attributable to the non-recurring bulk sale of non-performing residential mortgages.
The allowance for loan losses at March 31, 1996 was $50.8 million, or 168.4% of non-performing loans and 2.31% of net loans. This compares to an allowance for loan losses of $50.2 million, or 154.1% of non-performing loans, and 2.55% of net loans at December 31, 1995. Extebank's allowance for loan losses at acquisition date was $3.1 million. While management uses available information in estimating possible loan losses, future additions to the

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Asset Quality  (continued)

allowance may be necessary based on future changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Registrant to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. Based on current economic conditions, management considers the allowance at March 31, 1996, adequate to cover the possible credit losses inherent in the loan portfolio.



Securities

	A)  Held-to-Maturity Securities



	The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of Held-to-Maturity Securities were as follows at March 31, 1996 (in thousands):


	 	                                       Gross 	       Gross
                              	Amortized    	Unrealized   	Unrealized   	Fair
	                                 Cost 	     Gains 	       (Losses) 	    Value
Mortgage-Backed Securities 	    $270,278 	    $1,049 	      ($4,825) 	    $266,502
State and Municipal Obligations 	101,450 	       502 	       (1,087) 	     100,865
	                               $371,728 	    $1,551 	      ($5,912) 	    $367,367




	B)  Available-for-Sale Securities



	The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of Available-for-Sale
Securities were as follows at March 31, 1996 (in thousands):


		                                         Gross 	       Gross
                           	Amortized     	Unrealized   	Unrealized   	Fair
	                           Cost 	         Gains 	       (Losses) 	    Value
Mortgage-Backed Securities 	   $859,842 	      $992 	       ($7,960)     	$852,874
U.S. Treasury Securities 	      146,064 	        45 	        (1,676) 	     144,433
U.S. Government Agencies'
 Obligations 	                   58,671 	       178 	          (333)	       58,516
SBA Securities 	                 29,324 	       407 	           - 	         29,731
Equity Securities 	              25,788 	       176 	          (100) 	      25,864
                             $1,119,689 	    $1,798 	      ($10,069) 	  $1,111,418




	Mortgage-backed securities classified as held-to-maturity included $.9 million in collateralized mortgage obligations ("CMO") at March 31, 1996. Mortgage-backed securities ("MBS") classified as available-for-sale included $318.8 million in collateralized mortgage obligations at March 31, 1996. These
CMO securities, collateralized by either U.S. Government Agency MBS's or whole loans, are principally conservative current pay sequential or PAC structures with a current weighted average life of 3.5 years.



	The prepayment of MBS's, including CMO's, is actively monitored through the portfolio management function. The Registrant typically invests in MBS's with stable cash flows and relatively short duration, thereby limiting the impact of interest rate fluctuations on the portfolio. Management regularly performs simulation testing to assess the impact that interest and market rate changes would have on its MBS portfolio.



	At March 31, 1996, held-to-maturity securities and available-for-sale securities carried at $502.6 million were pledged for various purposes as required by law and to secure securities sold under agreements to repurchase and other borrowings.

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



	The following table sets forth the Registrant's regulatory capital under the rules applicable as of the following dates.
At such dates the Registrant was in compliance with all applicable regulatory requirements.


		                            March 31, 1996            December 31, 1995
(dollars in thousands) 	      Amount     	   Ratio     	Amount 	      Ratio
Tier 1 Capital 	                  $228,060 	  10.59% 	      $281,063 	 15.50%
Regulatory Requirement 	            86,154 	   4.00% 	        72,521 	  4.00%
Excess 	                           141,906 	   6.59% 	      $208,542 	 11.50%

Total Risk Adjusted Capital 	      255,279 	  11.85% 	      $304,066 	 16.77%
Regulatory Requirement 	           172,308 	   8.00% 	       145,042 	  8.00%
Excess 	                           $82,971    	3.85% 	      $159,024 	  8.77%

Risk Weighted Assets 	          $2,153,848 		             $1,813,029








	The Registrant's leverage ratio at March 31, 1996 was 6.64% as compared to 8.86% at December 31, 1995. The Tier I, total risk based and leverage capital ratios of the Registrant's bank subsidiary, were 11.40%, 12.66%, and 7.14%, respectively, at March 31, 1996 as compared to 16.00%, 17.26% and 9.14%, respectively, at December 31, 1995. The decline in the Registrant's and Bank's Capital Ratios resulted from the recently completed purchase acquisitions which achieved the Registrant's goal to effectively utilize its excess capital.



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



	On April 20, 1995, the Registrant's Board of Directors approved the repurchase of up to 1.2 million shares or approximately 5% of the Registrant's common shares outstanding. As of March 31, 1996, the Registrant had

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Capital (continued)



repurchased 331,092 shares. Consistent with the intended purpose of the Stock Repurchase Program, 91,250 of these shares have been used, with the remainder available, to fund employee common stock based compensation and award plans.



	On March 26, 1996, the Registrant's Board of Directors declared a quarterly cash dividend of 20.0 cents per share, a 33% increase over the 15.0 cents declared in the previous quarter.
The dividend is payable May 15, 1996 to shareholders of record at the close of business April 26, 1996.



Liquidity



	The objective of liquidity management is to ensure the availability of sufficient resources to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the ability to meet deposit withdrawals either on demand or by contractual maturity, to repay other borrowings as they mature and to make new loans and investments as opportunities arise.



	The Registrant's sources of liquidity include dividends from its subsidiaries, borrowings, and funds available through the capital markets. Dividends from the Bank are limited by New
York Sate Banking Department regulations to the current year's earnings plus the prior two years' retained net profits.
Pursuant to this regulation, the Bank had $89.1 million of retained earnings available for dividends to the Company as of March 31, 1996.



	The Bank has numerous sources of liquidity including loan and security principal repayments and maturities, lines of credit with other financial institutions, the ability to borrow under repurchase agreements utilizing its unpledged securities portfolio, the sale of securities from its available-for-sale portfolio, the securitization of loans within the portfolio, whole loan sales and growth in its core deposit base.



	In addition, the Bank has the ability, as a member of the Federal Home Loan Bank system, to borrow $390.6 million on a secured basis, utilizing mortgage related loans and securities as collateral, for a term ranging from one day to ten years at both fixed and variable rates. As of March 31, 1996, the Bank had $10 million in such advances with an original maturity of greater than one year.



	The Registrant's liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Management believes that the Registrant and Bank have sufficient liquidity to meet their operating requirements.

SIGNATURES













	Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.















Date:  May  14 , 1996 	/s/  Daniel M. Healy

		Daniel M. Healy

		Executive Vice President &

		Chief Financial Officer

[EXHIBIT  11]



                     North Fork Bancorporation, Inc.


          COMPUTATION OF NET INCOME PER COMMON EQUIVALENT SHARE
                             March 31, 1996
                              (Unaudited)




	                                              March 31, 1996  	March 31, 1995
Net Income 	                                    $14,425,242      $11,499,834

Common Equivalent Shares:
Weighted Average Common
     Shares Outstanding                           24,853,508	     23,754,513
Weighted Average Common
     Equivalent Shares 	                             237,751 	       397,518
Weighted Average Common
     and Common Equivalent Shares      	          25,091,259	     24,152,031

Net Income per Common Equivalent Share 	               $0.58 	         $0.48