Form 10-Q
period 1996-06-30
NORTH FORK BANCORPORATION INC
filed 1996-08-13
CIK 352510

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON D.C. 20549

                               FORM 10-Q





Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934


For the period ended:		                   June 30, 1996



                 NORTH FORK BANCORPORATION, INC.
      (Exact name of registrant as specified in its charter)



	DELAWARE							                        36-315460
(State or other Jurisdiction of						(I.R.S. Employer
  incorporation or organization)						Identification No.)





275 BROAD HOLLOW ROAD, MELVILLE, NEW YORK		    	     11747
    (Address of principal executive offices) 				  (Zip Code)




(516) 298-5000
(Registrant's telephone number, including area code)





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:				Yes (X)      No ( )


           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASSES OF COMMON STOCK		          NUMBER OF SHARES OUTSTANDING  08/07/96
     $2.50 Par Value						                              24,123,937

INDEX



PART I FINANCIAL INFORMATION





ITEM 1.	FINANCIAL STATEMENTS.

		North Fork Bancorporation, Inc.

		(1.)	Consolidated Balance Sheets

		(2.)	Consolidated Statements of Income.

		(3.)	Consolidated Statements of Cash Flows.

		(4.)	Consolidated Statements of Changes in Stockholders'
Equity.

		(5.)	Notes to Consolidated Financial Statements.





ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.









PART II.  OTHER INFORMATION





ITEM 1.	LEGAL PROCEEDINGS



	Shortly following the announcement on July 15, 1996 that the Registrant had entered into an Agreement and Plan of Merger with North Side Savings Bank ("North Side") providing for the merger of North Side and a wholly owned subsidiary of the Registrant
(the "Merger"), two alleged stockholders of North Side filed purported class action lawsuits in the Supreme Court of the State of New York County of New York (the "Court") against North Side, the members of the North Side Board of Directors and the Registrant. The plaintiffs allege, among other things, that the Registrant has aided and abetted breaches of fiduciary duty by the members of the North Side Board of Directors in connection with the proposed Merger. The plaintiffs seek, among other things an order enjoining the defendants from taking any steps to implement the proposed Merger, awarding purported unspecified damage and to account for any profits realized by them. The plaintiffs also seek the award of the costs and disbursements of the actions, including reasonable attorneys' and experts' fees.



	The Registrant believes the allegations contained in the complaints are baseless, entirely without merit and intend to contest them vigorously.





ITEM 2.	CHANGES IN SECURITIES

		Not Applicable.





ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

		Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



(a) The Registrant's Annual Meeting of Stockholders was held on Tuesday April 23, 1996.



(b) At the Annual Meeting , the following Nominees were elected to the Registrant's Board of Directors for a period of three years:



						               For		        	Withheld

		John Bohlsen	  	   	19,846,536	   	241,985

		Malcolm J. Delaney		19,904,961	   	183,560

		James H. Rich, Jr.		19,882,790	   	205,731



The following sets forth the names of those directors whose term of office continued after the Registrant's Annual Meeting:



		Allan C. Dickerson

		Lloyd Gerard

		John A. Kanas

		James Reeve

		George H. Rowsom

		Raymond W. Terry, Jr.

		Dr. Kurt Schmeller



(c) The following matters were also voted upon at the Registrant's Annual Meeting:



1) The Registrant's stockholders approved with 18,367,952 affirmative votes cast, 1,404,120 negative votes cast and 191,621 votes abstaining, an amendment to the Registrant's Key Employee Stock Plan to increase the number of shares of the Registrant's common stock, par value $2.50 per share, issuable thereunder from 700,000 to 1,200,000.



2) The Registrant's stockholders approved with 17,775,824 affirmative votes cast and 1,960,412 negative votes cast and 191,621 votes abstaining, the Registrant's Annual Incentive Compensation Plan, as amended, to ensure that bonus amounts payable to top executives thereunder will continue to be tax deductible to the Registrant.

ITEM 5.	OTHER INFORMATION

		Not Applicable





ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K



		The following exhibits are submitted herewith:





		(a)	Exhibit #	Description

			(11)  		Statement Re: Computation of per share earnings.



			(27)		Financial Data Schedule





		(b)	Current Report on Form 8-K/A dated March 15, 1996

			(this Report amends the Registrant's current report

			on Form 8-K dated on March 15, 1996).



			Current Report on Form 8-K dated July 15, 1996

			(reporting that the Registrant had entered into an

			agreement and plan of merger with North Side Savings

			Bank).



			Current Report on Form 8-K dated July 15, 1996

			(reporting certain additional information regarding

			the transaction with North Side Savings Bank).

Consolidated Balance Sheets

(in thousands, except per share amounts) 	June 30, 1996  	Dec.31, 1995  	June 30, 1995
Assets                                    	(unaudited) 	                	(unaudited)
Cash & Due from Banks 	                        $175,897 	     $106,476 	       $86,334
Interest Earning Deposits 	                       1,465 	        1,347 	           969
Federal Funds Sold & Securities
Purchased under Agreements to
Resell 	                                             - 	           - 	          19,000
Securities:
   Available-for-Sale  	                      1,121,843 	      814,485 	       271,978
   Held-to-Maturity 	                           377,883 	      342,143 	       547,316
      Total Securities 	                      1,499,726 	    1,156,628 	       819,294
Loans 	                                       2,322,948 	    1,985,028 	     1,888,841
  Less:  Unearned Income & Fees 	                22,370 	       18,588 	        18,474
         Allowance for Loan Losses 	             50,384 	       50,210 	        52,003
         Net Loans 	                          2,250,194 	    1,916,230 	     1,818,364
Premises & Equipment, Net 	                      53,657 	       45,169 	        39,772
Accrued Income Receivable 	                      28,112 	       22,400 	        18,555
Intangibles 	                                    84,755 	       26,633 	        21,529
Other Real Estate 	                               6,519 	        4,805 	         4,047
Other Assets 	                                   37,936 	       23,623 	        30,969
     Total Assets 	                          $4,138,261 	   $3,303,311 	    $2,858,833


Liabilities and Stockholders' Equity
Demand Deposits 	                              $657,516 	     $451,802 	      $407,098
Savings, N.O.W. &  Money Market Deposits 	    1,378,208 	    1,153,739       1,124,776
Other Time Deposits 	                         1,005,610 	      753,809 	       761,394
Certificates of Deposits, $100,000 and Over 	   214,896 	      176,110         131,622
     Total Deposits 	                         3,256,230 	    2,535,460 	     2,424,890
Federal Funds Purchased &
 Securities Sold Under
    Agreements to Repurchase 	                  447,739 	      391,369 	        47,625
Other Borrowings 	                               60,000 	       10,000 	        10,000
Senior Note Payable 	                            25,000 	       25,000 	        25,000
Purchased Security Liabilities 	                 12,035 	         - 	           35,889
Accrued Expenses & Other Liabilities 	           37,569 	       31,637 	        29,564
      Total Liabilities 	                    $3,838,573 	   $2,993,466 	    $2,572,968
Stockholders' Equity
Preferred Stock, par value $1.00; authorized
 10,000,000 shares,unissued 	                                          - 	           - 	             -
Common stock, par value $2.50; authorized
   50,000,000 shares;issued & outstanding
   25,042,752,   24,879,196,  24,696,910
   shares at the periods ending, respectively 	  62,607 	       62,198          61,742
Additional Paid in Capital 	                    104,952 	      102,398 	       100,137
Retained Earnings 	                             166,557 	      144,773 	       123,728
Unrealized (Losses)/Gains on Securities
 Available-for-Sale, net of taxes 	             (10,000) 	       2,149 	         1,957
Deferred Compensation 	                          (1,823) 	      (1,020)      	  (1,081)
Treasury Stock at cost; 924,437, 36,187,
  35,185 shares at the periods
  ending, respectively 	                        (22,605) 	        (653) 	         (618)
      Total Stockholders' Equity 	              299,688 	      309,845 	       285,865
      Total Liabilities and
                 Stockholders' Equity 	      $4,138,261     $3,303,311 	    $2,858,833

Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)
                                        Three Months Ended           Six Months Ended
 	                               June 30, 1996 	June 30, 1995 	June 30, 1996 	June 30, 1995
Interest Income
Loans  	                               $50,824 	      $42,782 	      $96,375 	      $83,239
Mortgage-Backed Securities 	            17,894 	        9,710 	       34,391 	       18,806
U.S. Treasury & Government
 Agency Securities 	                     3,258 	        1,134          5,375         	2,386
State & Municipal Obligations  	         1,255 	          653 	        2,002 	        1,341
Other Securities 	                         327 	          382 	          666 	          703
Federal Funds Sold & Securities Purchased
      Under Agreements to Resell 	          86 	          386 	          595 	          543
Interest Earning Deposits 	                 19 	           20 	           40 	           54
Total Interest Income 	                 73,663 	       55,067 	      139,444 	      107,072

Interest Expense
Savings, N.O.W. & Money Market Deposits 	7,846 	        7,020 	       14,580         14,474
Other Time Deposits 	                   13,345 	       10,254 	       23,753 	       18,359
Certificates of Deposit, $100,000
 and Over 	                              3,069 	        1,996 	        5,999          3,499
Short-Term Borrowings 	                  3,349 	          517 	        9,596 	          886
Long-Term Borrowings 	                     724 	          725 	        1,449 	        1,447
   Total Interest Expense 	             28,333 	       20,512 	       55,377 	       38,665
Net Interest Income 	                   45,330 	       34,555 	       84,067 	       68,407
Provision for Loan Losses 	              1,500 	        2,000 	        3,000 	        4,000
   Net Interest Income after
        Provision for Loan Losses 	     43,830         32,555 	       81,067 	       64,407

Non-Interest Income
Fees & Service Charges on
 Deposit Accounts 	                      4,262 	        2,757 	        7,245          5,373
Investment Management & Trust Fees 	     1,614 	          829 	        2,823 	        1,683
Mortgage Banking Operations 	              490 	          642 	        1,142 	        1,271
Other Operating Income 	                 1,269 	        1,025 	        2,225 	        1,981
Net Securities Gains 	                       5 	           50 	          996 	          148
     Total Non-Interest Income 	         7,640 	        5,303 	       14,431 	       10,456

Non-Interest Expense
Compensation & Employee Benefits 	      11,297 	        8,079 	       20,958 	       16,235
Occupancy 	                              2,536 	        1,598 	        4,458 	        3,269
Equipment 	                              1,529 	        1,116 	        2,825 	        2,296
Other Real Estate 	                        303 	           63 	          932 	          311
Amortization of Intangibles 	            1,894 	          367 	        2,367 	          735
Other Operating Expenses 	               6,207 	        5,578 	       10,979 	       11,192
    Total Non-Interest Expense 	        23,766 	       16,801 	       42,519 	       34,038
Income Before Income Taxes 	            27,704 	       21,057 	       52,979 	       40,825
Provision for Income Taxes 	            10,568 	        8,827 	       21,417 	       17,095
     Net Income 	                      $17,136 	      $12,230 	      $31,562 	      $23,730

Per Share:
Net Income 	                             $0.69 	        $0.50 	        $1.27 	        $0.98
Cash Dividends 	                         $0.20 	       $0.125 	        $0.40 	        $0.25

Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 	             1996 	           1995
(in thousands)
Cash Flows from Operating Activities:
Net Income 	                                 $31,562 	        $23,730
Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
Provision for Loan Losses 	                    3,000 	          4,000
Provision for Losses on Real Estate Acquired
 in Settlement of Loans 	                        541 	            203
Depreciation and Amortization 	                3,090 	          2,236
Amortization of Intangibles 	                  2,367 	            735
Accretion of Discounts and Net Deferred
 Loan Fees 	                                  (2,407)          (1,736)
Amortization of Premiums 	                     3,657 	          1,982
Net Securities Gains 	                          (996) 	          (148)
Other, Net 	                                  (5,897) 	        (2,142)
   Net Cash Provided by Operating Activities 	34,917 	         28,860

Cash Flows from Investing Activities:
Maturities, Calls and Principal Repayments on
    Securities Held-to-Maturity 	             41,540 	         85,327
Purchases of Securities Held-to-Maturity 	   (76,685) 	        (2,536)
Proceeds from Sales of Securities
    Available-for-Sale 	                       7,556           56,581
Maturities and Principal Repayments on
    Securities Available-for-Sale 	          157,921 	         21,996
Purchases of Securities Available-for-Sale 	(426,169) 	      (164,573)
Loans Originated and Principal Repayments
  on Loans and Other Real Estate Owned, Net 	(150,054)        (63,985)
Proceeds from Sales of Real Estate Acquired
    in Settlements of Loans 	                   2,502 	         4,146
Proceeds from the Sale of Loans 	              10,826 	         3,568
Purchases of Premises and Equipment, Net 	     (4,138) 	       (2,737)
Net Cash & Cash Equivalents Received
    in Acquisitions 	                         595,650 	           -
    Net Cash Provided by/(Used in)
          Investing Activities 	              158,949         (62,213)

Cash Flows from Financing Activities:
Net (Decrease)/Increase in Deposits 	        (196,509) 	       82,003
Net Increase/(Decrease) in Short-Term
    and Other Borrowings                      101,080 	       (12,375)
Purchase of Treasury Shares 	                 (22,566) 	       (1,265)
Common Stock Sold for Cash 	                    2,348 	         8,787
Dividends Paid to Shareholders 	               (8,680) 	       (5,410)
    Net Cash (Used in)/Provided by
           Financing Activities              (124,327) 	       71,740
    Net Increase in Cash and Cash Equivalents 	69,539 	        38,387

Cash and Cash Equivalents at Beginning
           of the Year 	                      107,823          67,916

Cash and Cash Equivalents at End
           of the Period 	                   $177,362        $106,303

Consolidated Statements of Cash Flows (Unaudited), Continued
For the Six Months Ended June 30, 	              1996  	          1995
(in thousands)
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period for:
    Interest Expense 	                        $58,823 	        $31,474
    Income Taxes 	                             $8,631 	        $19,781


Supplemental Schedule of Noncash
 Investing and Financing
Activities:
Real Estate Acquired in Settlement of Loans  	 $3,150 	         $3,683


During the period the Registrant purchased
 various investment securities which settled
 in the subsequent month 	                    $12,035 	        $35,889


During March of 1996, the Bank acquired the domestic commercial banking business of Extebank for $47 million in cash and also acquired the 10 Long Island banking branches of First
Nationwide Bank with approximately $572 million in deposit liabilities.

Fair Value of Assets Acquired, Including Cash
 & Cash Equivalents                         $826,630
Intangible Assets 	                           60,489
Cash Paid 	                                   47,000
Liabilities Assumed 	                       $934,119

Consolidated Statements of Changes in
Stockholders' Equity (Unaudited)
(in thousands, except per share amounts)

                                 		    Additional 		          Unrealized
	                             Common   	Paid in 	Retained 	   Securities 	Deferred 	   Treasury
                           	   Stock   	Capital 	Earnings 	       Gains/ 	Compensation    Stock 	     Total
                                                                (Losses)
Balance, December 31, 1994 	 $57,623 	  $94,526 	 $106,186 	     ($2,871)     ($514) 	      ($27)   	$254,923
Net Income 	                    - 	        - 	      23,730 	        - 	        - 	          -          23,730
Cash Dividends($0.25per share) 	- 	        - 	      (6,188) 	       - 	        - 	          -          (6,188)
Sale of Common Stock
     (659,866 shares) 	        1,649 	    2,411 	     - 	           - 	        - 	          -           4,060
Exercise of Warrants
     (987,857 shares) 	        2,470 	    3,138 	     - 	           - 	        - 	          -           5,608
Deferred Compensation Activity:
    Restricted Stock Activity,
         net (39,798 shares) 	  - 	          62 	     - 	           -          (773) 	       674 	       (37)
   Amortization of Other
   Deferred Compensation Plans 	- 	        - 	        -             - 	         206 	       - 	           206
Purchase of Treasury Stock
            (73,038 shares) 	   - 	        - 	        -            	-          -          (1,265) 	    (1,265)
Adjustment to Unrealized
 Gains/(Losses) on Securities
    Available-for-Sale,
          net of taxes 	        - 	        - 	        - 	         4,828 	      - 	          -           4,828
Balance, June 30, 1995 	     $61,742 	  $100,137 	$123,728 	     $1,957     ($1,081) 	     ($618) 	  $285,865

Balance, December 31, 1995 	 $62,198 	  $102,398 	$144,773 	     $2,149     ($1,020) 	     ($653) 	  $309,845
Net Income 	                    - 	         - 	     31,562 	       - 	         - 	          - 	        31,562
Cash Dividends
 ($0.40 per share)             	- 	         - 	     (9,778) 	      - 	         - 	          -          (9,778)
Sale of Common Stock
 (163,556 shares) 	              409 	     2,122 	    - 	          - 	         - 	          -           2,531
Restricted Stock Activity,
 net (34,650 shares) 	          - 	          432 	    - 	          -           (803) 	       614 	        243
Purchase of Treasury Stock
 (922,900 shares) 	             -          	- 	       -           	- 	         -         (22,566) 	   (22,566)
Adjustment to Unrealized
 (Losses)/Gains on Securities
 Available-for-Sale,
 net of taxes 	                 - 	         - 	       - 	       (12,149) 	     - 	          -         (12,149)
Balance, June 30, 1996 	     62,607 	    104,952 	 166,557 	    (10,000)     (1,823)    	(22,605) 	   299,688

North Fork Bancorporation, Inc.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

June 30, 1996 and 1995







General



The accounting and reporting policies of North Fork Bancorporation, Inc. (the "Registrant"), and its banking subsidiary, North Fork Bank (the "Bank") and non-bank subsidiaries, are in conformity with generally accepted accounting principles and prevailing practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual results could differ from those estimates.



These statements should be read in conjunction with the Registrant's summary of significant accounting policies which are incorporated herein by reference in its 1995 Annual Report on Form 10-K.



Results of operations for the three and six months ended June
30, 1996 are not necessarily indicative of the results of operations which may be expected for the full year 1996 or any other interim periods.



Mergers and Acquisitions



A)   Completed Acquisitions



On March 15, 1996, the Bank completed its purchase of the domestic commercial banking business of Extebank ("Extebank"). Extebank had approximately $388 million in total assets, $200 million in net loans, $348 million in deposit liabilities, $30 million in capital, and operated through eight branch locations in the metropolitan New York area.



On March 23, 1996, the Bank completed its acquisition of the ten banking branches of First Nationwide Bank ("First Nationwide") located on Long Island, and assumed $572 million of customer deposit liabilities for which it paid a deposit premium of 6.35%. Assets acquired consisting primarily of cash totaled $529 million.



These transactions have been accounted for under the purchase method of accounting, and, accordingly, the Registrant's
consolidated results of operations reflect only activity
subsequent to the acquisition dates.   There was minimal effect
on operating results from these transactions in the quarter ended March 31, 1996.



The intangibles created from the aforementioned transactions aggregated approximately $60 million, of which $23 million is attributable to the First Nationwide core deposit intangible. The intangible assets associated with these transactions are currently being amortized using various methods over periods not exceeding 15 years for financial reporting purposes. The intangible assets created from the First Nationwide transaction are being amortized on a straight line basis over 15 years for tax purposes.

The following table sets forth the unaudited pro forma summary results of operations for the six month periods ended June 30, 1996 and 1995, and assumes that the foregoing completed purchase transactions had been consummated as of January 1, 1996 and 1995, respectively. Although separate financial data had historically been prepared for Extebank, such financial information also included certain international operations. Accordingly, since only the domestic commercial banking business was acquired, certain estimates and assumptions have been utilized in determining the pro forma adjustments applied to the historical results of operations of Extebank. The First Nationwide branch acquisition, which consisted principally of cash and customer deposit liabilities, did not constitute a distinct business entity for which separate financial data had historically been prepared. Therefore, subjective estimates have been utilized in determining the pro forma adjustments applied to the historical results of operations of the Registrant.
These pro forma results are not necessarily indicative of the results that would have been achieved had these acquisitions occurred on the dates indicated or that may occur in the future.


Pro Forma Combined Condensed Statements of Income
(Unaudited)
							                        	             Six Months Ended
		                                        June 30,  	 June 30,
	                                             1996 	      1995

Net Interest Income 	                      $89,352 	   $83,183
Provision for Loan Losses 	                  3,221 	     5,350
Net Interest Income after
  Provision for Loan Losses                 86,131 	    77,833
Non-Interest Income 	                       15,842 	    13,890
Non-Interest Expense exclusive of
  Amortization of Intangibles 	             46,095 	    44,746
Amortization of Intangibles 	                3,736 	     3,571
Income before Income Taxes 	                52,142 	    43,406
Provision for Income Taxes 	                20,924 	    18,423
Net Income 	                               $31,218 	   $24,983

Earnings per Share 	                         $1.25      	$1.03








1) Extebank Domestic Commercial Banking Business



Specific assumptions utilized: 1) Extebank's historical statement of operations for the six month period ended June 30, 1995 included certain international operations of Extebank. The historical statement of operations for Extebank was adjusted to reflect the elimination of the international operations; 2) interest earning assets have been reduced by the transaction purchase price and additional costs incurred in connection with the consummation of the transaction. These cash outlays are assumed to have been incurred as of January 1, 1995 at the Registrant's average federal funds sold rate in effect during each of the periods presented (5.31% and 5.97% for the six months ended June 30, 1996 and 1995, respectively ; 3) the intangible asset associated with this transaction is currently being amortized for financial reporting purposes on a straight line basis over fifteen years ; and 4) income taxes have been provided using the Registrant's effective tax rate for the pro forma adjustments. The pro forma adjustments do not reflect any possible cost savings to be derived from the elimination of redundant operations.

2) First Nationwide Long Island Banking Branches



Specific assumptions utilized: 1) the assets acquired, principally cash, are assumed to be invested in certain investment securities at the beginning of each period presented using the average rates in effect during such periods (6.56% and 6.34% for the six month periods ended June 30,1996 and 1995, respectively ) ; 2) the actual interest bearing deposit liabilities acquired are assumed to have been acquired at the beginning of each period using consummation date fair values and are reflected during the periods using the average rates in effect at the consummation date ( weighted average cost of funds of 4.40% ) ; 3) non-interest income and non-interest expense amounts are based upon an extrapolation of three months actual operating results subsequent to consummation ; 4) the intangible assets associated with this transaction are currently being amortized over periods not exceeding fifteen years for both financial reporting and tax purposes ; and 5) income taxes have been provided using the Registrant's effective tax rate for the pro forma periods. The pro forma adjustments do not reflect any possible cost savings from branch operating efficiencies which may be realized in the future.



Weighted average shares outstanding utilized in the calculation of pro forma earnings per share were 24,939,433 and 24,167,562, which represented the Registrant's actual weighted average shares outstanding for the six month periods ended June 30, 1996 and 1995, respectively.





B)   Pending Acquisition



On July 15, 1996, the Registrant entered into an agreement and plan of merger with North Side Savings Bank ("North Side"), whereby it would acquire North Side in a stock-for-stock exchange valued at approximately $210 million. Under the terms of the agreement, each share of North Side common stock will be converted into the Registrant's common stock at a fixed exchange ratio of 1.556. The agreement permits North Side to terminate the transaction if the average closing price of the Registrant's shares falls below $24 for the ten trading days ending on the fifth business day prior to the date on which the Federal Reserve Board approval is received, unless the Registrant elects to increase the exchange ratio so that the value of the Registrant's common stock to be received in respect to each North Side common share is not less than $37.34. The Registrant also received an option to acquire up to 19.9% of North Side's outstanding shares at $34.75 per share should certain events occur as set forth in the stock option agreement.



The transaction is expected to be treated as a tax-free reorganization and accounted for using the pooling-of-interests method. The merger is expected to close in January 1997, following receipt of required regulatory approvals and approval by shareholders of both companies and certain other customary closing conditions.



North Side had total assets of $1.7 billion, deposits of $1.2 billion and stockholders equity of $123.5 million at June 30, 1996. It operates seventeen banking offices in Queens, Bronx, Nassau and Suffolk counties.

RECENT ACCOUNTING DEVELOPMENTS:



Accounting for Mortgage Servicing Rights:

Statement of Financial Accounting Standards No. 122 ("SFAS 122").



SFAS 122 was adopted effective January 1, 1996. This Statement amends certain provisions of Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities" requiring an entity to capitalize the rights to service mortgage loans for others, whether those rights are acquired through loan origination activities or purchased from others. Additionally, SFAS 122 requires an entity to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. Adoption of SFAS 122 did not have an effect on the financial condition or results of operations.



Accounting for Stock Based Compensation:

Statement of Financial Accounting Standards No. 123, ("SFAS
123").



SFAS 123 was adopted effective January 1, 1996. This Statement establishes the financial accounting and reporting standards for employee stock-based compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. SFAS 123 permits a company to choose either a new fair value based method or continue to follow the current arrangements under Accounting Principles Board Opinion No. 25 ("Opinion No. 25") practice in accounting for its stock-based compensation. The Registrant will continue to follow the current practice in accounting for such arrangements under Opinion No. 25.





ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Earnings Summary



The Registrant recognized net income of $31.6 million, or $1.27 per share for the first six months of 1996, as compared with net income of $23.7 million, or $.98 per share earned in 1995. Return on average total assets was 1.69% and the return on average stockholders' equity was 20.63% for the first six months of 1996. Return on average total assets was 1.72% and the return on average stockholders' equity was 17.77% for the prior year period.



Net income for the quarter ended June 30, 1996 was $17.1 million, or $.69 per share, as compared with net income of $12.2 million, or $.50 per share in 1995. Return on average total assets was 1.72% and the return on average stockholders' equity was 22.93% for the 1996 second quarter. Return on average total assets was 1.73% and the return on average stockholders' equity
was 17.77% for the comparable prior year period.   The three
months ended June 30, 1996 represents the first full quarter reflecting the acquisition of the domestic commercial banking business of Extebank and the Long Island branches of First
Nationwide Bank.   See "Mergers and Acquisitions - (A) Completed
Acquisitions" section above for a description of these acquisitions.



The improvement in the 1996 second quarter results, when compared with the prior year period, is due in part to the acquisitions, a $10.8 million increase in net interest income, a $.5 million decline in the provision for loan losses and a $2.3 million increase in non-interest income. This activity was partially offset by a $7.0 million increase in non-interest expense (primarily from the acquired businesses) and a $1.7 million increase in the provision for income taxes.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)



Net Interest Income



Net interest income, which represents the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities, is the primary source of earnings. Net interest income is affected by the level and composition of assets, liabilities and equity, as well as changes in market interest rates.



Net interest income increased $10.8 million to $45.3 million for the second quarter of 1996, from $34.5 million for the comparable prior year period. The net interest margin, on a taxable equivalent basis, declined to 5.01% during the second quarter of 1996 from 5.26% in the 1995 comparable period.



Interest income improved $18.6 million to $73.7 million during the second quarter of 1996 when compared to $55.1 million during the comparable prior year period. This increase resulted from the $1.0 billion increase in the level of interest earning assets to $3.7 billion during the second quarter ended June 30, 1996 when compared to $2.7 billion during the prior year period. The rise in interest earning assets was due principally to the Extebank and First Nationwide acquisitions. The decline in yield on interest earning assets to 8.07% from 8.33% during the period was due to a shift in the overall composition of interest earning assets from higher yielding loans to investment securities. As of June 30, 1996, average net loans represented 60.4% of total interest earning assets as compared to 70.0% during the prior year period.



Average mortgage-backed securities increased $480.8 million or 78% to $1.1 billion during the second quarter of 1996 as compared with $616.8 million during the comparable prior year period. This increase resulted from the investment of the cash proceeds received in its recent acquisitions, and liquidity generated from entering into short-term borrowing arrangements to finance purchases of mortgage-backed securities.



Average net loans increased $375.7 million or 20.1% to $2.24 billion for the 1996 second quarter when compared to $1.87 billion, for the comparable prior year period. This level of growth was achieved through a combination of strong loan demand in virtually all loan categories, and the acquisition of approximately $200 million loans from Extebank.



Interest expense increased to $28.3 million in the second quarter of 1996, reflecting a 3.78% cost of funds, as compared with $20.5 million or 3.89% in 1995. The $7.8 million increase is partially due to a $899.3 million increase in average interest bearing liabilities to $3.0 billion during the 1996 second quarter as compared to $2.1 billion during the prior year period, partially offset by a reduction in the Registrant's overall cost of funds during this time period. The rise in the level of interest bearing liabilities was due principally to the Extebank and First Nationwide acquisitions.



Average demand deposits increased $242.7 million or 60.8% to $641.5 million during the second quarter of 1996 as compared to $398.8 million during 1995. Demand deposits acquired from Extebank were approximately $105.3 million. Demand deposits represented 20.2% of total deposits at June 30, 1996 as compared to 16.8% at June 30, 1995.



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

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)


							                          	Six Months Ended	     Three Months Ended
For the Periods Ended June 30,			   1996 vs. 1995	          1996 vs. 1995
 (in thousands ) 	 	 	                          Change in  	 	 	             Change in
                              	Average 	Average 	     Net  Average 	Average 	      Net
                               	Volume 	   Rate 	Interest   Volume 	   Rate 	 Interest
                                                   Income                       Income
Interest Income from Earning Assets:
Interest Earning Deposits  	      - 	      (14) 	    (14) 	     (1) 	     - 	       (1)
Taxable Securities 	              3,025 	  (40) 	  2,985 	   2,191 	    (94) 	   2,097
Non-Taxable Municipals 	          1,019 	   20 	   1,039 	     921 	     19 	      940
Mortgage-Backed Securities 	     14,912 	  673 	  15,585 	   7,799 	    385      8,184
Loans, including
 non-accrual loans 	             12,842 	  310 	  13,152 	   8,457     (355)    	8,102
Federal Funds Sold and Securities
 Purchased Under Agreements
 to Resell 	                        116 	  (64) 	     52 	    (259)     (41) 	    (300)
  Total Interest Income 	        31,914 	  885 	  32,799 	  19,108 	    (86)    19,022

Interest Expense on Liabilities:
Total Savings and Time Deposits 	 9,028 (1,028) 	  8,000 	   6,541   (1,551) 	   4,990
Short-Term Borrowings 	           8,630 	   80 	   8,710 	   2,779 	     53 	    2,832
Long-Term Borrowings 	             - 	       2 	       2 	    - 	        (1) 	      (1)
  Total Interest Expense 	       17,658 	 (946) 	 16,712 	   9,320 	 (1,499)     7,821

Net Change in
  Net Interest Income 	          14,256 	1,831 	  16,087 	   9,788    1,413 	   11,201

The above table has been prepared on a Taxable Equivalent Basis.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)



The following tables present an analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the six and three month periods ended
June 30, 1996 and 1995, respectively:


For the Six Months Ended June 30, 		 1996 			 1995
(dollars in thousands ) 	           Average  	          Average 	      Average 	 	        Average
                       	            Balance  	Interest    	Rate 	      Balance 	Interest  	  Rate
Interest Earning Assets:
Interest Earning Deposits  	         $1,516 	      $40 	   5.31% 	      $1,522 	     $54     7.15%
Taxable Securities 	                209,842 	    6,208 	   5.95% 	     107,901 	   3,223 	   6.02%
Non-Taxable Municipals 	             88,537 	    3,077 	   6.99% 	      59,345 	   2,038     6.93%
Mortgage-Backed Securities 	      1,054,106 	   34,391 	   6.56% 	     597,915    18,806 	   6.34%
Loans, net of unearned
 income & fees 	                  2,130,539 	   96,593 	   9.12%     1,852,497    83,441 	   9.08%
Federal Funds Sold and
 Securities Purchased Under
 Agreements to Resell 	              22,539 	      595 	   5.31%        18,353 	     543 	   5.97%
  Total Interest Earning Assets 	 3,507,079 	  140,904 	   8.08%     2,637,533 	 108,105 	   8.27%

Allowance for Loan Losses 	         (51,567) 			                       (51,163)
Cash and Due from Banks 	           117,601 			                         84,074
Other Non-Interest Earning Assets 	 192,148 			                        113,263
 Total Assets 	                  $3,765,261 	                       $2,783,707

Interest Bearing  Liabilities:
Savings, N.O.W. &
  Money Market Deposits 	         1,316,674 	   14,580     2.23% 	   1,189,892 	  14,474     2.45%
Time Deposits 	                   1,135,660 	   29,752 	   5.27% 	     849,979 	  21,858 	   5.19%
 Total Savings and Time Deposits 	2,452,334 	   44,332 	   3.64%     2,039,871 	  36,332 	   3.59%
Short-Term Borrowings 	             359,633 	    9,596 	   5.37% 	      36,060     	 886 	   4.95%
Long-Term Borrowings 	               35,000 	    1,449 	   8.33% 	      35,000 	   1,447    	8.34%
 Total Interest Bearing
   Liabilities 	                  2,846,967 	   55,377 	   3.91%     2,110,931 	  38,665 	   3.69%
Rate Spread 			                                            4.17% 			                         4.57%
Non-Interest Bearing Deposits 	     550,637 			                        370,219
Other Non-Interest Bearing
  Liabilities 	                      59,957 			                         33,206
 Total Liabilities 	              3,457,561 			                      2,514,356
 Stockholders' Equity 	             307,700 			                        269,351
 Total Liabilities and
     Stockholders' Equity 	      $3,765,261              		         $2,783,707
Net Interest Income and
      Net Interest Margin 	 	                   85,527 	   4.90% 	                69,440 	   5.31%
Less: Tax Equivalent
    Basis Adjustment 		                         (1,460) 			                       (1,033)
     Net Interest Income 		                    $84,067 			                       $68,407








(1) The above table has been prepared on a taxable equivalent basis.

(2) Unrealized gains/(losses) on available-for-sale securities are recorded in other non-interest earning assets.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)


				                         For the Three Months Ended June 30,
	                                          1996 			 1995
(dollars in thousands )       Average 	           Average   	   Average 	            Average
	                             Balance  	Interest  	  Rate 	     Balance  	Interest  	   Rate
Interest Earning Assets:
Interest Earning Deposits  	   $1,446 	      $19 	   5.28% 	     $1,496 	      $20      5.36%
Taxable Securities 	          256,139 	    3,677 	   5.77% 	    103,591 	    1,580 	    6.12%
Non-Taxable Municipals 	      110,756 	    1,935 	   7.03% 	     57,856 	      995      6.90%
Mortgage-Backed Securities 	1,097,555 	   17,894 	   6.56% 	    616,770      9,710 	    6.31%
Loans, net of unearned
 income & fees 	            2,244,539 	   50,985 	   9.14%    1,868,889 	   42,883 	    9.20%
Federal Funds Sold and
 Securities Purchased Under
 Agreements to Resell 	         6,571 	       86 	   5.26% 	     25,922        386 	    5.97%
  Total Interest Earning
       Assets 	             3,717,006 	   74,596 	   8.07%    2,674,524 	   55,574 	    8.33%

Allowance for Loan Losses 	   (51,351) 			                      (51,316)
Cash and Due from Banks 	     138,075 			                        86,795
Other Non-Interest
    Earning Assets 	          208,148 			                       119,842
 Total Assets 	            $4,011,878 			                    $2,829,845

Interest Bearing  Liabilities:
Savings, N.O.W. &
   Money Market Deposits 	  1,436,750 	    7,846 	  2.20%     1,135,721 	    7,020 	    2.48%
Time Deposits 	             1,275,467 	   16,414 	  5.18% 	     898,905 	   12,250 	    5.47%
 Total Savings and
       Time Deposits 	      2,712,217 	   24,260 	  3.60%     2,034,626 	   19,270 	    3.80%
Short-Term Borrowings 	       266,591 	    3,349 	  5.05% 	      44,929 	      517 	    4.62%
Long-Term Borrowings 	         35,000 	      724 	  8.32% 	      35,000 	      725 	    8.31%
 Total Interest Bearing
     Liabilities 	          3,013,808 	   28,333 	  3.78%     2,114,555 	   20,512 	    3.89%
Rate Spread 			                                     4.29% 			                           4.44%
Non-Interest Bearing
      Deposits 	              641,474 			                       398,844
Other Non-Interest
      Bearing Liabilities 	    56,054 			                        40,436
 Total Liabilities 	        3,711,336 			                     2,553,835
 Stockholders' Equity 	       300,542 			                       276,010
 Total Liabilities and
    Stockholders' Equity 	 $4,011,878		                      $2,829,845
Net Interest Income and
    Net Interest Margin 	 	              46,263 	  5.01% 	                  35,062 	    5.26%
Less: Tax Equivalent
      Basis Adjustment 		                  (933) 			                          (507)
     Net Interest Income 		             $45,330 			                        $34,555




(1) The above table has been prepared on a taxable equivalent basis.

(2) Unrealized gains/(losses) on available-for-sale securities are recorded in other non-interest earning assets.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)



Non-Interest Income



Non-interest income, exclusive of net securities gains was $7.6 million in the 1996 second quarter, compared with $5.3 million in the comparable prior year period.



Fees and Service Charges on deposit accounts improved 14% to $4.3 million during the 1996 second quarter when compared to $2.8 million in the comparable prior year period. This improvement is primarily due to the recent acquisitions and the corresponding growth in demand deposits.



Investment management and trust fees improved to $1.6 million during the 1996 second quarter when compared to $.8 million in the comparable prior year period, reflecting continued growth at the Registrant's broker/dealer subsidiary (Compass Investment Services Corp.)



Non-Interest Expense



Non-interest expense increased $7.0 million to $23.8 million during the 1996 second quarter when compared to $16.8 million during the comparable prior year period.



Compensation and Employee Benefits increased $3.2 million to $11.3 million during the 1996 second quarter as compared to $8.1 million during the 1995 comparable period. Occupancy and equipment expense increased $1.4 million to $4.1 million during the 1996 second quarter when compared to $2.7 million during the 1995 comparable prior period. Amortization of intangibles increased $1.5 million to $1.9 million during the second quarter of 1996 when compared to $.5 million during the comparable prior
year period.   The rise in non-interest expense was expected due
to the acquisitions. However, the Registrant's core efficiency ratio remained at 43.53% in the second quarter and 42.02% for the six months in 1996. Consequently, non-interest expense levels are commensurate with expectations.

Other Real Estate expense increased $.2 million during the 1996 second quarter when compared to the comparable prior year period due to the costs associated with liquidation of certain properties.



Other operating expense increased $.6 million to $6.2 million during the 1996 second quarter as compared to $5.6 million during the comparable prior year period. This increase is attributable to the aforementioned acquisitions partially offset by a $.4 million reduction in FDIC insurance premiums (as of June 30, 1996 approximately 45% of the Registrants deposits were insured under the Savings Association Insurance Fund ("SAIF").



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



The Registrant's effective tax rate was 38.2% for the second quarter of 1996, as compared to 41.9% for the comparable prior
year period.   The decline in the effective tax rate is
primarily attributable to the Registrant's implementation of certain tax planning strategies and refining its effective rate
for the 1996 full year.   The Registrant's effective tax rate
was 40.4% for the six months ended June 30, 1996, as compared to 41.9% for the comparable prior year period.

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



Loans outstanding totaled $2.32 billion at June 30, 1996, an increase of $337.9 million or 17% when compared to $1.99 billion at December 31, 1995, of which approximately $200 million was acquired in the Extebank acquisition. Aggregate loan growth during the first six months of 1996 was achieved through strong loan demand in all loan categories, exclusive of residential mortgage loans which remained unchanged when compared to December 31, 1995.



The following table represents the components of the loan portfolio for the periods indicated (dollars in thousands):


                                        		     % of 	                    % of 		                   % of
 	                               June 30,   	 Total 	  December 31,  	   Total 	     June 30,     Total
                                     1996                      1995                     1995
Mortgage Loans-Multi-Family 	    $730,340 	  31.44% 	      $662,329 	   33.37%      $590,067 	    31.24%
Mortgage Loans-Residential 	      552,434 	  23.78% 	       552,681 	   27.84%       579,663 	    30.69%
Mortgage Loans-Commercial 	       471,777 	  20.31% 	       367,158 	   18.50%       352,691 	    18.67%
Commercial & Industrial 	         348,666 	  15.01% 	       245,956 	   12.39%       225,046 	    11.91%
Consumer Loans and Leases 	       167,948 	   7.23% 	       111,475 	    5.61%        93,869 	     4.97%
Land and Construction Loans 	      51,783 	   2.23% 	        45,429 	    2.29%        47,505 	     2.52%
  Total 	                      $2,322,948 	 100.00% 	    $1,985,028 	  100.00% 	  $1,888,841     100.00%
Less:
  Unearned Income & Fees 	         22,370 		                 18,588 		                18,474
  Allowance for Loan Losses 	      50,384 		                 50,210 		                52,003
    Net Loans 	                $2,250,194 		             $1,916,230 		            $1,818,364

	ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)



Asset Quality



At June 30, 1996, non-performing assets, which include loans past due 90 days and still accruing interest, non accrual loans and other real estate, declined $3.7 million to $33.7 million, in comparison to $37.4 million at December 31, 1995. The overall reduction in the level of non-performing assets resulted from declines of $6.3 million in residential mortgages (which was achieved through a bulk sale of approximately $6.0 in non-performing loans), $3.1 million in commercial mortgages, and
$.7 million in land and construction loans.   These declines
were partially offset by increases of $ 3.9 million in commercial loans, $1.7 million in other real estate, and $.8 million in multi-family mortgages.



Non- performing loans at June 30, 1996 consisted of $8.9 million in commercial mortgages, $11.7 million in commercial loans, $2.8 million in land and construction loans, $2.7 million in residential mortgages, $.8 million in multi-family mortgages, and $.3 million in consumer loans and leases.



The components of non-performing assets and restructured, accruing loans are detailed below (in thousands):


  	                           June 30, 1996 	December 31, 1995 	June 30, 1995
Loans Ninety Days Past Due
 and Still Accruing 	                $2,265 	           $1,088         $1,367
Non-Accrual Loans 	                  24,943 	           31,506 	       35,846
   Non-Performing Loans 	            27,208 	           32,594 	       37,213
Other Real Estate  	                  6,519 	            4,805 	        4,047
   Non-Performing Assets  	          33,727 	           37,399 	       41,260

Restructured, Accruing Loans 	      $14,367 	          $31,875 	      $41,869







Loans are classified as restructured loans when management has granted, for economic or legal reasons related to the borrower's financial difficulties, concessions to the customer that would not otherwise be considered. Generally, this occurs when the cash flow of the borrower is insufficient to service the loan
under its original terms.   The $17.5 million decline in
restructured, accruing loans to $14.4 million at June 30, 1996, when compared to December 31, 1995 levels, is primarily attributable to the repayment of three multi-family mortgages which were acquired by the Registrant in its 1994 merger with Metro Bancshares Inc.



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



During the 1996 second quarter, the provision for loan losses was $1.5 million as compared to $2.0 million in the 1995 comparable period. Net charge-offs aggregated $2.0 million, or
 .35% of average net loans, as compared with $.6 million or .14%
of average net loans during 1995.   The allowance for loan
losses at June 30, 1996 was $50.4 million, or 185.2% of non-performing loans and 2.19% of net loans. This compares to an allowance for loan losses of $50.2 million, or 154.1% of non-performing loans, and 2.55% of net loans at December 31, 1995. While management uses available information in estimating possible loan losses, future additions to the allowance may be necessary based on future changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Registrant to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. Based on current economic conditions, management considers the allowance at June 30, 1996 adequate to cover the possible credit losses inherent in the loan portfolio.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)



Securities

A)  Held-to-Maturity Securities



The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of Held-to-Maturity Securities were as follows at June 30, 1996 (in thousands):



		                                              Gross 	       Gross
	                              Amortized  	Unrealized 	  Unrealized 	         Fair
	                                   Cost 	      Gains 	    (Losses) 	        Value
Mortgage-Backed Securities 	    $257,103 	       $480 	    ($6,677) 	     $250,906
State and Municipal Obligations 	120,280 	        317 	     (2,591) 	      118,006
Other Securities 	                   500 	         - 	        - 	              500
	                               $377,883 	       $797 	    ($9,268) 	     $369,412





B)  Available-for-Sale Securities



The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of Available-for-Sale
Securities were as follows at June 30, 1996 (in thousands):


		                                               Gross 	       Gross
                           	    Amortized  	Unrealized 	  Unrealized 	         Fair
	                                    Cost 	      Gains 	     (Losses)   	     Value
Mortgage-Backed Securities 	     $875,855 	       $419 	    ($15,132) 	    $861,142
U.S. Treasury Securities 	        137,258 	          1 	      (3,135) 	     134,124
U.S. Government Agencies'
 Obligations 	                     53,658 	          - 	        (897) 	      52,761
SBA Securities 	                   27,768 	        121 	         (14) 	      27,875
Equity Securities 	                44,849 	      1,262 	        (170) 	      45,941
     	                         $1,139,388 	     $1,803 	    ($19,348) 	  $1,121,843




Mortgage-backed securities classified as held-to-maturity included $.8 million in collateralized mortgage obligations ("CMO") at June 30, 1996. Mortgage-backed securities ("MBS") classified as available-for-sale included $335.1 million in collateralized mortgage obligations at June 30, 1996. These CMO securities, collateralized by either U.S. Government Agency MBS's or whole loans, are principally conservative current pay sequential or PAC structures with a current weighted average life of 3.5 years.



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



At June 30, 1996, held-to-maturity securities and available-for-sale securities carried at $626.9 million were pledged for various purposes as required by law and to secure securities sold under agreements to repurchase and other borrowings.

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



The following table sets forth the Registrant's regulatory capital under the rules applicable as of June 30, 1996. At such dates the Registrant was in compliance with all applicable regulatory requirements.


(dollars in thousands) 	          Amount 	      Ratio
Tier 1 Capital 	                $224,933 	       9.93%
Regulatory Requirement 	          90,591 	       4.00%
Excess 	                         134,342 	       5.93%

Total Risk Adjusted Capital 	    253,516 	      11.19%
Regulatory Requirement 	         181,182 	       8.00%
Excess 	                         $72,334 	       3.19%

Risk Weighted Assets 	        $2,264,779










The Registrant's leverage ratio at June 30, 1996 was 5.73%.  The
Tier I, total risk based and leverage capital ratios of the Registrant's bank subsidiary, were 9.68%, 10.95%, and 5.54%, respectively, at June 30, 1996.



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



On April 20, 1995, the Registrant's Board of Directors approved the repurchase of up to 1.2 million shares or approximately 5% of the Registrant's common shares outstanding. As of June 30, 1996, the Registrant had repurchased 997,492 shares. Consistent with the intended purpose of the Stock Repurchase Program, 91,250 of these shares have been used, with the remainder available, to fund employee common stock based compensation and award plans. In connection with the pending acquisition described previously, the Registrant intends to reissue approximately 600,000 shares of treasury stock.

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



The Registrant's sources of liquidity include dividends from its subsidiaries, borrowings, and funds available through the capital markets. Dividends from the Bank are limited by New York Sate Banking Department regulations to the current year's earnings plus the prior two years' retained net profits. Pursuant to this regulation, the Bank had $61.5 million of retained earnings available for dividends to the Registrant as of June 30, 1996.



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



In addition, the Bank has the ability, as a member of the Federal Home Loan Bank system, to borrow $390.6 million on a secured basis, utilizing mortgage related loans and securities as collateral, for a term ranging from one day to ten years at both fixed and variable rates. As of June 30, 1996, the Bank had $10 million in such advances with an original maturity of greater than one year and $50 million in short term (90 days) borrowings.



The liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Management believes that the Registrant and Bank have sufficient liquidity to meet their operating requirements.



On June 25, 1996, the Board of Directors declared a quarterly cash dividend of 20.0 cents per share. The dividend is payable
August 15, 1996 to shareholders of record at the close of business July 25, 1996.

SIGNATURES













	Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.















Date:  August 13, 1996 	/s/  Daniel M. Healy

		Daniel M. Healy

		Executive Vice President &

		Chief Financial Officer

[EXHIBIT  11]



North Fork Bancorporation, Inc.


COMPUTATION OF NET INCOME PER COMMON EQUIVALENT SHARE
June 30, 1996
(Unaudited)


                                      Three Months Ended            Six Months Ended
                             	June 30, 1996   	June 30, 1995 	June 30, 1996 	June 30, 1995
Net Income 	                    $17,136,428 	    $12,230,281 	  $31,561,670 	  $23,730,115

Common Equivalent Shares:
Weighted Average Common
 Shares Outstanding 	            24,631,233       24,298,147 	   24,742,370 	   24,027,831
Weighted Average Common
 Equivalent Shares  	               193,917 	        166,185        197,063    	   139,731
Weighted Average Common
 and Common Equivalent Shares 	  24,825,150       24,464,332 	   24,939,433 	   24,167,562

Net Income per Common
 Equivalent Share 	                   $0.69 	          $0.50 	        $1.27          $0.98