Form 10-Q
period 1996-09-30
NORTH FORK BANCORPORATION INC
filed 1996-11-14
CIK 352510

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549



FORM 10-Q





Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934



For the period ended:		        September 30, 1996





           NORTH FORK BANCORPORATION, INC.
(Exact name of registrant as specified in its charter)





	DELAWARE							                         36-315460
(State or other Jurisdiction of						(I.R.S. Employer
  incorporation or organization)						Identification No.)





275 BROAD HOLLOW ROAD, MELVILLE, NEW YORK		    	     11747
 (Address of principal executive offices	    				  (Zip Code)





(516) 298-5000
(Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:				Yes (X)      No ( )



           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



CLASSES OF COMMON STOCK	         NUMBER OF SHARES OUTSTANDING  11/11/96
     $2.50 Par Value						                    24,152,332

INDEX

PART I FINANCIAL INFORMATION


ITEM 1.	FINANCIAL STATEMENTS.

		North Fork Bancorporation, Inc.

		(1.)	Consolidated Balance Sheets
		(2.)	Consolidated Statements of Income.
		(3.)	Consolidated Statements of Cash Flows.
  (4.) Consolidated Statements of Changes in
       Stockholders' Equity.
	 (5.) Notes to Consolidated Financial Statements.





ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.



PART II.  OTHER INFORMATION


ITEM 1.	LEGAL PROCEEDINGS



	Shortly following the announcement on July 15, 1996 that the Registrant had entered into an Agreement and Plan of Merger with North Side Savings Bank ("North Side") providing for the merger of North Side and a wholly owned subsidiary of the Registrant
(the "Merger"), two alleged stockholders of North Side filed purported class action lawsuits in the Supreme Court of the State of New York County of New York (the "Court") against North Side, the members of the North Side Board of Directors and the Registrant. The plaintiffs allege, among other things, that the Registrant has aided and abetted breaches of fiduciary duty by the members of the North Side Board of Directors in connection with the proposed Merger. The plaintiffs seek, among other things, an order enjoining the defendants from taking any steps to implement the proposed Merger, awarding purported unspecified damages and to account for any profits realized by them. The plaintiffs also seek the award of the costs and disbursements of the actions, including reasonable attorneys' and experts' fees.



	The Registrant believes the allegations contained in the complaints are baseless, entirely without merit and intend to contest them vigorously. The Registrant has moved to dismiss the plaintiffs' complaints on the grounds that, among other reasons, such complaints fail to state a cause of action.





ITEM 2.	CHANGES IN SECURITIES
      		Not Applicable.


ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
       	Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      		Not Applicable



ITEM 5.	OTHER INFORMATION
      		Not Applicable


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K



		The following exhibits are submitted herewith:



				(a)	Exhibit #	Description

			(11)  		Statement Re: Computation of per share earnings.

			(27)		Financial Data Schedule



		(b)	Current Report on Form 8-K dated September 12, 1996
			(reporting historical exchange act filings made with the Federal Deposit Insurance Corporation by North Side).



			Current Report on Form 8-K dated October 10, 1996 (reporting the Registrants Net Income for the 1996 Third
   Quarter	and the Net Income for the Year Ended September 30, 1996 for
   North Side).

Consolidated Balance Sheets
(in thousands, except per share amounts) 	               Sept. 30, 1996 	Dec.31, 1995 	Sept. 30, 1995
Assets 	                                                   (unaudited) 		                (unaudited)
Cash & Due from Banks 	                                        $124,093 	    $106,476 	      $100,625
Interest Earning Deposits 	                                       1,710 	       1,347 	         1,153
Federal Funds Sold & Securities Purchased under
   Agreements to Resell 	                                             - 	           - 	         8,000
Securities:
   Available-for-Sale  	                                      1,060,885 	     814,485 	       463,081
    Held-to-Maturity 	                                          369,853 	     342,143 	       546,355
      Total Securities 	                                      1,430,738 	   1,156,628 	     1,009,436
Loans 	                                                       2,423,531 	   1,985,028 	     1,938,259
  Less:  Unearned Income & Fees 	                                23,914 	      18,588 	        18,251
            Allowance for Loan Losses 	                          48,912 	      50,210 	        51,222
            Net Loans 	                                       2,350,705 	   1,916,230 	     1,868,786
Premises & Equipment, Net 	                                      53,417 	      45,169 	        42,699
Accrued Income Receivable 	                                      26,707 	      22,400 	        20,503
Intangibles 	                                                    83,458 	      26,633 	        26,896
Other Real Estate 	                                               1,346 	       4,805 	         2,500
Other Assets 	                                                   26,345 	      23,623 	        24,437
     Total Assets 	                                          $4,098,519 	  $3,303,311 	    $3,105,035


Liabilities and Stockholders' Equity
Demand Deposits 	                                              $644,710 	    $451,802 	      $404,002
Savings, N.O.W. &  Money Market Deposits 	                    1,335,586 	   1,153,739       1,149,825
Other Time Deposits 	                                           964,627 	     753,809 	       784,305
Certificates of Deposits, $100,000 and Over 	                   293,446 	     176,110 	       165,987
     Total Deposits 	                                         3,238,369 	   2,535,460 	     2,504,119
Federal Funds Purchased & Securities Sold Under
    Agreements to Repurchase 	                                  464,807 	     391,369 	       175,938
Other Borrowings 	                                               10,000 	      10,000 	        10,000
Senior Note Payable 	                                            25,000 	      25,000 	        25,000
Accrued Expenses & Other Liabilities 	                           46,678 	      31,637 	        90,786
      Total Liabilities 	                                    $3,784,854 	  $2,993,466 	    $2,805,843
Stockholders' Equity
Preferred Stock, par value $1.00;
  authorized 10,000,000 shares,
  unissued 	                                                            - 	           - 	             -
Common stock, par value $2.50; authorized
  50,000,000 shares; issued &
  outstanding 25,048,374, 24,879,196, 24,843,436
    shares at the periods ending, respectively 	                 62,621 	      62,198 	        62,109
Additional Paid in Capital 	                                    105,198 	     102,398 	       101,713
Retained Earnings 	                                             175,001 	     144,773 	       134,948
Treasury Stock at cost;
  904,622,  36,187,  36,024  shares
  at the periods ending, respectively 	                        (22,120) 	       (653) 	         (634)
Unrealized (Losses)/Gains on
  Securities Available-for-Sale, net
  of taxes 	                                                    (5,333) 	       2,149 	         2,085
Deferred Compensation 	                                         (1,702) 	     (1,020) 	       (1,029)
      Total Stockholders' Equity 	                              313,665 	     309,845 	       299,192
      Total Liabilities and Stockholders' Equity 	           $4,098,519	   $3,303,311 	    $3,105,035

Consolidated Statements of Income (Unaudited)

(in thousands, except per share amounts)				            Three Months Ended	               Nine Months Ended
                                                 Sept. 30, 1996 	Sept. 30, 1995 	Sept.30, 1996 	Sept. 30, 1995
Interest Income
Loans  	                                                $53,381 	       $43,805 	     $149,756 	      $127,044
Mortgage-Backed Securities 	                             18,233 	        10,583 	       52,623 	        29,389
U.S. Treasury & Government Agency Securities 	            2,880 	         1,771 	        8,254 	         4,156
State & Municipal Obligations  	                          1,373 	           498 	        3,375 	         1,839
Other Securities 	                                          891 	           420 	        1,558 	         1,124
Federal Funds Sold & Securities Purchased
      Under Agreements to Resell 	                           26 	           212 	          622 	           755
Interest Earning Deposits 	                                  20 	            23 	           60 	            77
   Total Interest Income 	                               76,804 	        57,312 	      216,248 	       164,384


Interest Expense

Savings, N.O.W. & Money Market Deposits 	                 7,367 	         6,723 	       21,947 	        21,197
Other Time Deposits 	                                    12,846 	        11,045 	       36,600 	        29,402
Certificates of Deposit, $100,000 and Over 	              3,466 	         2,221 	        9,465 	         5,721
Short-Term Borrowings                                    	5,780 	           964 	       15,376 	         1,851
Long-Term Borrowings 	                                      727 	           728 	        2,176 	         2,175
   Total Interest Expense 	                              30,186 	        21,681 	       85,564 	        60,346
Net Interest Income 	                                    46,618 	        35,631 	      130,684 	       104,038
Provision for Loan Losses 	                               1,500 	         2,000 	        4,500 	         6,000
   Net Interest Income after Provision
   for Loan Losses 	                                     45,118  	       33,631 	      126,184 	        98,038


Non-Interest Income
Fees & Service Charges on Deposit Accounts 	              4,057 	         2,720 	       11,302  	        8,093
Investment Management & Trust Fees 	                      1,423 	           921 	        4,246 	         2,605
Mortgage Banking Operations 	                               493 	           673 	        1,636 	         1,944
Other Operating Income 	                                  1,174 	           928 	        3,399 	         2,908
Net Securities Gains 	                                    1,432 	         3,025 	        2,428 	         3,173
     Total Non-Interest Income 	                          8,579 	         8,267 	       23,011 	        18,723


Non-Interest Expense
Compensation & Employee Benefits 	                       11,308 	         8,736 	       32,266 	        24,971
Occupancy 	                                               2,570 	         1,664 	        7,028 	         4,934
Equipment 	                                               1,563 	         1,046 	        4,389 	         3,341
Amortization of Intangibles 	                             1,881 	           466 	        4,248 	         1,200
Other Real Estate 	                                         119 	         (269) 	        1,052 	            41
Other Operating Expenses 	                                6,224 	         4,203 	       17,201 	        15,397
SAIF Recapitalization Charge 	                            8,350 	             - 	        8,350 	             -
    Total Non-Interest Expense 	                         32,015 	        15,846 	       74,534 	        49,884
Income Before Income Taxes 	                             21,682 	        26,052 	       74,661 	        66,877
Provision for Income Taxes 	                              8,407 	        11,100 	       29,825 	        28,195
     Net Income 	                                       $13,275 	       $14,952 	      $44,836 	       $38,682


Per Share:

Net Income 	                                              $0.54 	         $0.60 	        $1.81 	         $1.59
Cash Dividends 	                                          $0.20 	         $0.15 	        $0.60 	         $0.40

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 	                        1996 	          1995
(in thousands)
Cash Flows from Operating Activities:
Net Income 	                                                  $44,836 	       $38,682
Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
Provision for Loan Losses 	                                     4,500 	         6,000
Provision for Losses on Real Estate Acquired in
    Settlement of Loans 	                                         571 	           246
Depreciation and Amortization 	                                 4,759 	         3,298
Amortization of Intangibles 	                                   4,248 	         1,200
Accretion of Discounts and Net Deferred Loan Fees  	          (3,195)	        (2,922)
Amortization of Premiums 	                                      5,372 	         2,949
Purchases of Trading Account Securities 	                           - 	      (40,853)
Proceeds from the Sale of Trading Account Securities 	              - 	        40,920
Net Securities Gains 	                                        (2,428) 	       (3,173)
Other, Net 	                                                   12,666 	         6,653
    Net Cash Provided by Operating Activities 	                71,329 	        53,000



Cash Flows from Investing Activities:
Maturities, Calls and Principal Repayments on
    Securities Held-to-Maturity 	                             55,007 	        104,408
Purchases of Securities Held-to-Maturity 	                  (82,838) 	       (20,445)
Maturities and Principal Repayments on
    Securities Available-for-Sale 	                          220,655 	         50,839
Purchases of Securities Available-for-Sale 	               (438,874) 	      (372,680)
Proceeds from Sales of
Securities Available-for-Sale 	                               15,361	          91,597
Loans Originated and Principal Repayments
    on Loans and Other Real Estate Owned, Net 	            (266,831)	        (75,213)
Proceeds from Sales of Real Estate Acquired
    in Settlements of Loans 	                                  7,316 	          8,259
Proceeds from the Sale of Loans 	                             25,965 	         10,150
Purchases of Premises and Equipment, Net 	                   (5,445) 	        (6,639)
Net Cash & Cash Equivalents
Received in Acquisitions 	                                   595,650	          10,868
    Net Cash Provided by/(Used in)
    Investing Activities 	                                   125,966	       (198,856)


Cash Flows from Financing Activities:
Net (Decrease)/Increase in Deposits 	                      (214,371) 	         70,973
Net Increase in Short-Term and Other Borrowings 	             68,148 	        115,938
Treasury Stock Activity, Net 	                              (22,023) 	        (1,312)
Common Stock Sold for Cash 	                                   2,441 	         10,622
Dividends Paid to Shareholders 	                            (13,510) 	        (8,503)
    Net Cash (Used in)/Provided by
    Financing Activities	                                  (179,315) 	        187,718
    Net Increase in Cash and Cash Equivalents                	17,980 	         41,862

Cash and Cash Equivalents at Beginning of the Year 	         107,823         	 67,916


Cash and Cash Equivalents at End of the Quarter 	           $125,803	        $109,778

Consolidated Statements of Cash Flows (Unaudited), Continued
For the Nine Months Ended September 30, 	                                    1996 	       1995
(in thousands)
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period for:
    Interest Expense 	                                                    $89,419 	    $51,505
    Income Taxes 	                                                         $8,361 	    $22,857


Supplemental Schedule of Noncash Investing and Financing Activities:
Real Estate Acquired in Settlement of Loans  	                             $3,275 	     $6,292


Loans to Facilitate the Sale of Other Real Estate 	                        $2,138  	    $6,426


During the period the Registrant purchased various investment
securities which settled in the subsequent month 	                              - 	    $58,421


During the quarter ended March 31, 1996, North Fork Bank purchased Extebank's domestic commercial banking business for $47 million and also acquired approximately $572 million of deposits and 10
Long Island branches of First Nationwide Bank.



Fair Value of Assets Acquired, Including Cash & Cash Equivalents         $826,047
Intangible Assets 	                                                        61,072
Cash Paid 	                                                                47,000
Liabilities Assumed 	                                                    $934,119



On July 3, 1995, the Registrant acquired all the outstanding common stock of Great Neck Bancorp for cash and other consideration. In connection with this acquisition, the following assets were acquired and liabilities assumed:


Fair Value of Assets Acquired, Including Cash & Cash Equivalents                    	 $111,431
Cash Paid 	 	                                                                          (8,512)
Other Non-Monetary Consideration 	 	                                                  (11,695)
Liabilities Assumed 	 	                                                                $91,224

Consolidated Statements of Changes
in Stockholders' Equity
(Unaudited)
(in thousands, except per share amounts)

                                                          	 	  Additional 	 	            Unrealized
	                                                      Common    	Paid in 	Retained 	    Securities 	Deferred 	Treasury
          	                                             Stock  	  Capital 	Earnings 	Gains/(Losses) 	Comp.     Stock     Total
Balance, December 31, 1994 	                          $57,623 	   $94,526 	$106,186 	      ($2,871) 	  ($514) 	   ($27)  $254,923
Net Income 	                                                - 	         - 	  38,682 	             - 	       - 	       - 	  38,682
Cash Dividends ($0.40 per share) 	                          - 	         - 	 (9,920) 	             - 	       - 	       - 	 (9,920)
Sale of Common Stock (806,392 shares) 	                 2,016 	     3,985 	       - 	             - 	       - 	       - 	  6,001
Exercise of Warrants (987,857 shares) 	                 2,470 	     3,138 	       - 	             - 	       - 	       - 	  5,608
Deferred Compensation Activity:
    Restricted Stock Activity, net (41,598 shares) 	        - 	        64 	       - 	             - 	   (721) 	     705 	     48
    Amortization of Other Deferred
    Compensation Plans 	                                    - 	         - 	       - 	             - 	    206 	        - 	    206
Purchase of Treasury Stock (75,677 shares) 	                -          	- 	       - 	             - 	      -    (1,312) 	(1,312)
Adjustment to Unrealized Gains/(Losses) on Securities
	 	     Available-for-Sale, net of taxes 	                  - 	         - 	       - 	          4,956 	     - 	       -     4,956
Balance, September 30, 1995 	                         $62,109 	  $101,713 	$134,948 	         $2,085 ($1,029) 	  ($634) 	$299,192


Balance, December 31, 1995 	                          $62,198 	  $102,398 	$144,773 	         $2,149	($1,020) 	  ($653) 	$309,845
Net Income                                                 	- 	         - 	  44,836 	              - 	     - 	       - 	   44,836
Cash Dividends ( $.60 per share) 	                          - 	         - 	(14,608) 	              - 	     - 	       -   (14,608)
Sale of Common Stock (169,178 shares) 	                   423      	2,310 	      - 	               - 	     - 		      -      2,733
Deferred Compensation Activity:
    Restricted Stock Activity, net (34,305 shares) 	        - 	       440 	      - 	               -   (682) 	     606 	      364
Purchase of Treasury Stock (922,900 shares) 	               - 	         - 	      - 	               - 	     -	 (22,566) 	 (22,566)
Sale of Treasury Stock (20,160 shares) 	                    - 	        50 	      - 	               - 	     - 	     493 	      543
Adjustment to Unrealized (Losses)/Gains on Securities
      Available-for-Sale, Net of taxes 	                    - 	         - 	      - 	         (7,482) 	     - 	       - 	  (7,482)
Balance, September 30, 1996 	                         $62,621 	  $105,198  $175,001         ($5,333) ($1,702) ($22,120) 	 $313,665

North Fork Bancorporation, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

September 30, 1996 and 1995


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



Results of operations for the three and nine months ended
September 30, 1996 are not necessarily indicative of the results of operations which may be expected for the full year 1996 or any other interim periods.



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



On March 23, 1996, the Bank completed its acquisition of the ten banking branches of First Nationwide Bank ("First Nationwide") located on Long Island, and assumed $572 million of customer deposit liabilities for which it paid a deposit premium of 6.35%. Assets acquired, consisting primarily of cash, totaled $529 million.



These transactions have been accounted for under the purchase method of accounting, and accordingly, the Registrant's consolidated results of operations only reflect activity
subsequent to the acquisition dates.   There was a minimal
effect on operating results from these transactions in the quarter ended March 31, 1996.



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

The following table sets forth the unaudited pro forma summary results of operations for the nine months ended September 30, 1996 and 1995, and assumes that the foregoing completed purchase transactions had been consummated as of January 1, 1996 and 1995, respectively. Although separate financial information had historically been prepared for Extebank, such financial information also included certain international operations. Accordingly, since only the domestic commercial banking business was acquired, certain estimates and assumptions have been utilized in determining the pro forma adjustments applied to the historical results of operations of Extebank. The First Nationwide branch acquisition, which consisted principally of cash and customer deposit liabilities, did not constitute a distinct business entity for which separate financial information had historically been prepared. Therefore, subjective estimates have been utilized in determining the pro forma adjustments applied to the historical results of operations of the Registrant. These pro forma results are not necessarily indicative of the results that would have been achieved had these acquisitions occurred on the dates indicated or that may occur in the future.


Pro Forma Combined Condensed Statements of Income (Unaudited)
                                                                     Nine Months Ended
(in thousands, except per share amounts) 	                      Sept. 30,1996 	Sept. 30, 1995
           Net Interest Income 	                                     $135,964 	      $126,015
            Provision for Loan Losses 	                                 4,721 	         7,700
            Net Interest Income after Provision for Loan Losses      	131,243 	       118,315
            Non-Interest Income 	                                      24,422 	        24,924
             Non-Interest Expense, exclusive of Amortization of
               Intangibles 	                                           76,229 	        66,388
            Amortization of Intangibles 	                               5,667 	         5,464
             Income before Income Taxes 	                              73,769 	        71,387
             Provision for Income Taxes 	                              29,312 	        30,449
            Net Income 	                                              $44,457 	       $40,938




            Earnings per Share 	                                       $1.80 	          $1.68










1) Extebank Domestic Commercial Banking Business



Specific assumptions utilized: 1) Extebank's historical statement of operations for the nine month period ended September 30, 1995 included certain international operations of Extebank. The historical statement of operations for Extebank was adjusted to reflect the elimination of the international operations; 2) interest earning assets have been reduced by the transaction purchase price and additional costs incurred in connection with the consummation of the transaction. These cash outlays are assumed to have been incurred as of January 1, 1995 at the Registrant's average federal funds sold rate in effect during each of the periods presented (5.30% and 5.91% for the nine months ended September 30, 1996 and 1995, respectively ; 3) the intangible asset associated with this transaction is currently being amortized for financial reporting purposes on a straight line basis over fifteen years ; and 4) income taxes have been provided using the Registrant's effective tax rate for the pro forma adjustments. The pro forma adjustments do not reflect any possible cost savings to be derived from the elimination of redundant operations.

2) First Nationwide Long Island Banking Branches



Specific assumptions utilized: 1) the assets acquired, principally cash, are assumed to be invested in certain mortgage-backed securities at the beginning of each period presented using the average rates in effect during such periods (6.56% and 6.38% for the nine month periods ended September 30,1996 and 1995, respectively ) ; 2) the actual interest bearing deposit liabilities acquired are assumed to have been acquired at the beginning of each period using consummation date fair values and are reflected during the periods using the average rates in effect at the consummation date ( weighted average cost of funds of 4.40% ) ; 3) non-interest income and non-interest expense amounts are based upon an extrapolation of actual operating results subsequent to consummation ; 4) the intangible assets associated with this transaction are currently being amortized over periods not exceeding fifteen years for both financial reporting and tax purposes ; and 5) income taxes have been provided using the Registrant's effective tax rate for the pro forma periods. The pro forma adjustments do not reflect any possible cost savings from branch operating efficiencies which may be realized in the future.



Weighted average shares outstanding utilized in the calculation of pro forma earnings per share were 24,759,215 and 24,391,249, which represented the Registrant's actual weighted average shares outstanding for the nine month periods ended September 30, 1996 and 1995, respectively.





B)   Pending Acquisition



On July 15, 1996, the Registrant entered into an agreement and plan of merger with North Side Savings Bank ("North Side"), whereby it would acquire North Side in a stock-for-stock exchange valued at approximately $210 million. Under the terms of the agreement, each share of North Side common stock will be converted into the Registrant's common stock at a fixed exchange ratio of 1.556. The agreement permits North Side to terminate the transaction if the average closing price of the Registrant's shares falls below $24 for the ten trading days ending on the fifth business day prior to the date on which the Federal Deposit Insurance Corporation ("FDIC") approval is received, unless the Registrant elects to increase the exchange ratio so that the value of the Registrant's common stock to be received in respect to each North Side common share is not less than $37.34. The Registrant also received an option to acquire up to 19.9% of North Side's outstanding shares at $34.75 per share should certain events occur as set forth in the stock option agreement.



The transaction is expected to be treated as a tax-free reorganization and accounted for using the pooling-of-interests method. The merger is expected to close in December 1996, following receipt of required regulatory approvals and approval by shareholders of both companies and certain other customary closing conditions. Both the Registrant's and North Side's Special Meeting of Stockholders, regarding this transaction, will be held on November 18, 1996.



North Side had total assets of $1.6 billion, deposits of $1.2 billion and stockholders equity of $127.5 million at September
30, 1996. It operates seventeen banking offices in Queens, Bronx, Nassau and Suffolk counties.

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





ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Earnings Summary



The Registrant recognized net income of $44.8 million, or $1.81 per share for the first nine months of 1996, which includes a nonrecurring, after tax charge of $5 million, or $.20 cents per share, associated with the recapitalization of the Savings Association Insurance Fund ("SAIF"). This compares to net income of $38.7 million, or $1.59 per share earned in the comparable 1995 period. Return on average total assets and return on average stockholders' equity, exclusive of the nonrecurring SAIF charge, was 1.72% and 21.66%, respectively, for the first nine months of 1996 as compared to 1.82% and 18.71% ,respectively, for the prior year period.



Net income for the quarter ended September 30, 1996 was $13.3 million, or $.54 per share, as compared with net income of $15.0 million, or $.60 per share in 1995. Net income for the quarter ended September 30, 1996, excluding the nonrecurring SAIF charge, would have been $18.3 million, or $.75 per share. Return on average total assets and return on average stockholders' equity, excluding the SAIF charge, was 1.77% and 23.95%, respectively, for the 1996 third quarter as compared to 2.01% and 20.43%, respectively, for the comparable prior year period.



The improvement in the 1996 third quarter results, exclusive of the nonrecurring SAIF charge, when compared with the prior year period, is due in part to the aforementioned acquisitions, an $11.0 million increase in net interest income, a $.5 million decline in the provision for loan losses and a $.3 million increase in non-interest income. This activity was partially offset by a $7.8 million increase in non-interest expense (primarily from the acquired businesses) and a $.8 million increase in the provision for income taxes.

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



Net interest income increased $11.0 million to $46.6 million for the third quarter of 1996, from $35.6 million for the comparable prior year period. The net interest margin, on a taxable equivalent basis, declined to 4.98% during the third quarter of 1996 from 5.18% in the 1995 comparable period.



Interest income improved $19.5 million to $76.8 million during the third quarter of 1996 when compared to $57.3 million during the comparable prior year period. This increase resulted from a $1.0 billion increase in the level of interest earning assets to $3.8 billion during the third quarter of 1996, when compared to $2.8 billion during the prior year period. The rise in interest earning assets was due principally to the Extebank and First Nationwide acquisitions, and the reinvestment of the liquidity generated through the increase in average short term borrowings.
 The decline in yield on interest earning assets to 8.11% from 8.29% during the period is primarily attributable to lower yielding investment securities comprising 38.4% of average total interest earning assets as of September 30, 1996 as compared to only 30.2% during the prior year period.



Average taxable securities increased $96.6 million  to $238.5 million during the third quarter of 1996 as compared with $141.9 million during the comparable prior year period.



Average mortgage-backed securities increased $453.8 million or 69.7% to $1.11 billion during the third quarter of 1996 as compared with $651.4 million during the comparable prior year period. This increase resulted from the investment of the cash proceeds received in the aforementioned acquisitions, and liquidity generated from entering into short-term borrowing arrangements to finance purchases of mortgage-backed securities.



Average net loans increased $446.5 million or 23.3% to $2.36 billion for the 1996 third quarter when compared to $1.91 billion, for the comparable prior year period. This level of growth was achieved through a combination of strong loan demand in all loan categories, and the acquisition of approximately $200 million loans from Extebank. As of September 30, 1996, average net loans represented 61.7% of total interest earning assets as compared to 69.3% during the prior year period.



Interest expense increased to $30.2 million in the third quarter of 1996, reflecting a 3.87% cost of funds, as compared with $21.7 million or 3.94% in 1995. The $8.5 million increase is substantially due to a $916.6 million increase in average interest bearing liabilities to $3.10 billion during the 1996 third quarter as compared to $2.18 billion during the prior year period, partially offset by a reduction in the Registrant's overall cost of funds during this time period. The rise in the level of interest bearing liabilities was due principally to the Extebank and First Nationwide acquisitions, and the aforementioned increase in short term borrowings. Average short term borrowings increased to $425.3 million during the 1996 third quarter as compared to $58.9 million during the prior year period



Average demand deposits increased $244.8 million or 59.1% to $659.0 million during the third quarter of 1996 as compared to $414.2 million during 1995. Demand deposits acquired from Extebank were approximately $105 million. Demand deposits represented 20% of total deposits at September 30, 1996 as compared to 16.1% at September 30, 1995.

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


							                                       Nine Months Ended	                     Three Months Ended
For the Periods Ended September 30,		           1996 vs. 1995                          1996 vs. 1995
 (in thousands ) 	 	 	                                       Change in  	 	 	                Change in
                                       	Average 	Average 	Net Interest 	Average 	Average 	Net Interest
      	                                  Volume 	   Rate 	      Income 	 Volume 	   Rate 	      Income

Interest Income from Earning Assets:
Interest Earning Deposits  	                  5 	   (22) 	        (17) 	      4 	    (7) 	         (3)
Taxable Securities 	                      4,694 	    106 	       4,800 	  1,634 	    187 	       1,821
Non-Taxable Municipals 	                  2,420    	(27) 	       2,393 	  1,412 	   (64) 	       1,348
Mortgage-Backed Securities 	             22,370 	    864 	      23,234 	  7,455 	    195 	       7,650
Loans, including non-accrual loans 	     22,932 	  (131)       	22,801	  10,061 	  (412)  	      9,649
Federal Funds Sold and Securities
 Purchased Under Agreements to Resell 	    (58)    	(75)        	(133)    (159)     (27) 	       (186)
  Total Interest Income 	                52,363 	    715 	      53,078  	20,407 	  (128)	       20,279


Interest Expense on Liabilities:
Total Savings and Time Deposits 	        14,462  (2,770) 	      11,692   	5,468 	(1,778) 	       3,690
Short-Term Borrowings 	                  13,619    	(94)       	13,525   	5,003 	  (187) 	       4,816
Long-Term Borrowings 	                        - 	      1 	           1 	      - 	    (1) 	         (1)
  Total Interest Expense 	               28,081 	(2,863) 	      25,218  	10,471	 (1,966) 	       8,505


Net Change in Net Interest Income 	      24,282   	3,578       	27,860 	  9,936 	  1,838 	      11,774



The above table has been prepared on a Taxable Equivalent Basis.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)



The following tables present an analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the nine and three month periods ended
September 30, 1996 and 1995, respectively:


For the Nine Months Ended September 30, 		                        1996 			                    1995
 (dollars in thousands ) 	                            Average    	       Average 	    Average 	 	        Average
                                                     	Balance 	 Interest   	Rate 	    Balance 	Interest 	Rate

Interest Earning Assets:
Interest Earning Deposits  	                           $1,536 	      $60 	 5.22% 	     $1,437 	     $77	 7.16%
Taxable Securities 	                                  219,457    	10,286  	6.26% 	    119,377 	   5,486  6.14%
Non-Taxable Municipals 	                               98,811     	5,213  	7.05% 	     52,984 	   2,820  7.12%
Mortgage-Backed Securities 	                        1,071,258    	52,623  	6.56% 	    615,930 	  29,389 	6.38%
Loans, net of unearned income & fees 	              2,207,681   	150,146  	9.08% 	  1,873,141 	 127,345 	9.09%
Federal Funds Sold and Securities
 Purchased Under Agreements to Resell 	                15,675       	622  	5.30% 	     17,078 	     755 	5.91%
  Total Interest Earning Assets 	                   3,614,418   	218,950  	8.09%  	 2,679,947 	 165,872 	8.28%


Allowance for Loan Losses 	                          (51,387) 			                    (51,921)
Cash and Due from Banks 	                             125,863 		                      	85,809
Other Non-Interest Earning Assets 	                   189,363 			                     124,512
 Total Assets 	                                    $3,878,257 			                  $2,838,347


Interest Bearing  Liabilities:
Savings, N.O.W & Money Market Deposits 	            1,333,426    	21,947 	 2.20% 	  1,174,750 	  21,197 	2.41%
Time Deposits 	                                     1,181,996 	   46,065 	 5.21% 	    882,015 	  35,123 	5.32%
 Total Savings and Time Deposits 	                  2,515,422    	68,012  	3.61% 	  2,056,765 	  56,320 	3.66%
Short-Term Borrowings 	                               381,673    	15,376 	 5.38% 	     43,765 	   1,851 	5.65%
Long-Term Borrowings 	                                 35,000     	2,176 	 8.30% 	     35,000 	   2,175 	8.31%
 Total Interest Bearing Liabilities 	               2,932,095    	85,564  	3.90% 	  2,135,530 	  60,346 	3.78%
Rate Spread 			                                                            4.19% 			                     4.50%
Non-Interest Bearing Deposits 	                       586,654 			                     385,044
Other Non-Interest Bearing Liabilities 	               52,106 			                      41,334
 Total Liabilities 	                                3,570,855 			                   2,561,908
 Stockholders' Equity 	                               307,402 			                     276,439
Total Liabilities and Stockholders' Equity 	       $3,878,257  			                 $2,838,347
Net Interest Income and Net Interest Margin 	 	                  133,386  	4.93% 		             105,526 	5.26%
Less: Tax Equivalent Basis Adjustment 		                         (2,702) 		                    	(1,488)
     Net Interest Income 		                                     $130,684 			                   $104,038







(1) The above table has been prepared on a taxable equivalent basis.

(2) Unrealized gains/(losses) on available-for-sale securities are recorded in other non-interest earning assets.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)


For the Three Months Ended September 30,                         1996 			                       1995
(dollars in thousands )
                                                      	Average 	          	Average     	 Average 	        	  Average
                                                      	Balance  	Interest 	Rate      	   Balance  	Interest 	Rate

Interest Earning Assets:
Interest Earning Deposits  	                            $1,575 	      $20 	  5.05% 	      $1,311 	      $23 	  6.96%
Taxable Securities 	                                   238,476 	    4,079 	  6.80% 	     141,914 	    2,258 	  6.31%
Non-Taxable Municipals 	                               119,137 	    2,136 	  7.13% 	      40,469 	      788   	7.73%
Mortgage-Backed Securities 	                         1,105,190 	   18,233   	6.56% 	     651,371	    10,583   	6.45%
Loans, net of unearned income & fees 	               2,360,284    	53,552   	9.03%	    1,913,756 	   43,903 	  9.10%
Federal Funds Sold and Securities
 Purchased Under Agreements to Resell 	                  2,098 	       26   	4.93% 	      14,570 	      212   	5.77%
  Total Interest Earning Assets 	                    3,826,760    	78,046   	8.11% 	   2,763,391 	   57,767 	  8.29%


Allowance for Loan Losses 	                           (51,031) 			                      (53,412)
Cash and Due from Banks 	                              142,207 			                        89,221
Other Non-Interest Earning Assets                     	183,837 		                      	 146,602
 Total Assets 	                                     $4,101,773 			                    $2,945,802


Interest Bearing  Liabilities:
Savings, N.O.W & Money Market Deposits 	             1,366,565 	    7,367 	  2.14% 	   1,144,961 	    6,723 	  2.33%
Time Deposits 	                                      1,273,661    	16,312   	5.10% 	     945,041 	   13,266 	  5.57%
 Total Savings and Time Deposits 	                   2,640,226    	23,679 	  3.57% 	   2,090,002 	   19,989 	  3.79%
Short-Term Borrowings 	                                425,274     	5,780   	5.41% 	      58,924 	      964   	6.49%
Long-Term Borrowings 	                                  35,000 	      727   	8.26% 	      35,000   	    728 	  8.25%
 Total Interest Bearing Liabilities 	                3,100,500 	   30,186   	3.87% 	   2,183,926 	   21,681 	  3.94%
Rate Spread 			                                                              4.24% 			                         4.35%
Non-Interest Bearing Deposits 	                        658,996 			                       414,174
Other Non-Interest Bearing Liabilities 	                38,592 			                        57,285
 Total Liabilities 	                                 3,798,088 			                     2,655,385
 Stockholders' Equity 	                                303,685 			                       290,417
 Total Liabilities and Stockholders' Equity 	       $4,101,77		                       $2,945,802
Net Interest Income and Net Interest Margin 	 	                    47,860 	  4.98% 	 	               36,086 	  5.18%
Less: Tax Equivalent Basis Adjustment 		                          (1,242) 			                         (455)
     Net Interest Income 		                                       $46,618 			                       $35,631





(1) The above table has been prepared on a taxable equivalent basis.

(2) Unrealized gains/(losses) on available-for-sale securities are recorded in other non-interest earning assets.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)



Non-Interest Income



Non-interest income, exclusive of net securities gains was $7.1 million in the 1996 third quarter, compared to $5.2 million in the comparable prior year period.



Fees and Service Charges on deposit accounts improved 52% to $4.1 million during the 1996 third quarter when compared to $2.7 million in the comparable prior year period. This improvement is primarily due to the recent acquisitions and the corresponding growth in demand deposits.



Investment management and trust fees improved to $1.4 million during the 1996 third quarter when compared to $.9 million in the comparable prior year period, reflecting continued growth at the Registrant's broker/dealer subsidiary (Compass Investment Services Corp.).



Net securities gains recognized during the 1996 third quarter were $1.4 million and $3.0 million during the comparable 1995 period. These gains were realized through the sale of certain equity investments.



Non-Interest Expense



Non-interest expense increased $7.9 million, exclusive of the nonrecurring SAIF charge of $8.4 million, to $23.7 million during the 1996 third quarter when compared to $15.8 million during the comparable prior year period.



Compensation and Employee Benefits increased $2.6 million to $11.3 million during the 1996 third quarter as compared to $8.7 million during the 1995 comparable period. Occupancy and equipment expense increased $1.4 million to $4.1 million during the quarter when compared to $2.7 million during the prior year period. Amortization of intangibles increased $1.4 million to $1.9 million during the quarter when compared to $.5 million during the prior year period, reflecting the addition of intangible assets associated with the recent acquisitions. Other operating expense increased $2.0 million to $6.2 million during the third quarter when compared to $4.2 million during the prior year period. It is anticipated that the Registrant will benefit from reduced FDIC insurance premiums during 1997 due to the SAIF recapitalization plan, as approximately 45% of its deposits are insured under the SAIF.



Other Real Estate expense increased $.4 million during the 1996 third quarter when compared to the comparable prior year period due to the costs associated with liquidation of certain properties.



The rise in non-interest expense was expected due to the acquisitions. However, the Registrant's core efficiency ratio remained at 42.8% in the third quarter and 42.3% for the nine months in 1996. Consequently, non-interest expense levels are commensurate with expectations.



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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)



The Registrant's effective tax rate was 38.8% for the third
quarter of 1996, as compared to 42.6% for the comparable prior
year period.   The decline in the effective tax rate is
primarily attributable to the Registrant's implementation of certain tax planning strategies. The Registrant's effective tax rate was 40.0% for the nine months ended September 30, 1996, as compared to 42.2% for the comparable prior year period.



Loan Portfolio



The Registrant's loan portfolio is concentrated primarily in loans secured by real estate in metropolitan New York. The risk inherent in this portfolio is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrowers.



Loans outstanding totaled $2.42 billion at September 30, 1996, an increase of $438.5 million or 22% when compared to $1.99 billion at December 31, 1995, of which approximately $200 million was acquired in the Extebank acquisition. Aggregate loan growth during the first nine months of 1996 was achieved through strong demand in all loan categories.



The following table represents the components of the loan portfolio for the periods indicated (dollars in thousands):


		                                              % of 		                   % of 		                  % of
  	                           Sept. 30, 1996  	Total   	Dec. 31, 1995  	 Total 	  Sept. 30, 1995	  Total
Mortgage Loans-Multi-Family 	       $777,212 	32.07% 	       $662,329  33.37% 	         $604,432 	31.18%
Mortgage Loans-Residential 	         568,219 	23.45%         	552,681 	27.84%	           568,654 	29.34%
Mortgage Loans-Commercial 	          496,897 	20.50% 	        367,158 	18.50% 	          372,805 	19.23%
Commercial & Industrial 	            337,196 	13.91% 	        245,956 	12.39% 	          237,870 	12.27%
Consumer Loans and Leases 	          193,540 	 7.99% 	        111,475 	 5.61% 	          102,645 	 5.30%
Land and Construction Loans 	         50,467 	 2.08% 	         45,429 	 2.29% 	           51,853  	2.68%
  Total 	                         $2,423,531	100.00% 	     $1,985,028	100.00% 	       $1,938,259	100.00%
Less:
  Unearned Income & Fees 	            23,914 		                18,588 		                  18,251
  Allowance for Loan Losses 	         48,912 	 	               50,210 		                  51,222
    Net Loans 	                   $2,350,705 		            $1,916,230 		              $1,868,786

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)



Asset Quality



At September 30, 1996, non-performing assets, which include loans past due 90 days and still accruing interest, non accrual loans and other real estate, declined $15.6 million to $21.8 million, in comparison to $37.4 million at December 31, 1995. This reduction was achieved principally through the Registrant's sale of approximately $16 million in non-performing assets for cash. The overall reduction in the level of non-performing assets by loan category is as follows; $6.0 million in residential mortgages, $5.8 million in commercial mortgages, $.8 million in land and construction loans, and $3.5 million in other real estate



Non- performing loans at September 30, 1996 consisted of  $8.2 million in commercial loans, $6.2 million in commercial mortgages, $2.9 million in residential mortgages, $2.7 million in land and construction loans, and $.4 million in consumer loans and leases.



The components of non-performing assets and restructured, accruing loans are detailed below (in thousands):

	                                              Sept. 30, 1996 	Dec. 31, 1995 	Sept. 30, 1995
Loans Ninety Days Past Due and Still Accruing 	        $3,169 	       $1,088	         $2,447
Non-Accrual Loans 	                                    17,246 	       31,506 	        39,599
   Non-Performing Loans 	                              20,415 	       32,594 	        42,046
Other Real Estate  	                                    1,346 	        4,805 	         2,500
   Non-Performing Assets                              	21,761        	37,399 	        44,546


Restructured, Accruing Loans 	                        $13,783 	      $31,875 	       $33,416





Loans are classified as restructured loans when management has granted, for economic or legal reasons related to the borrower's financial difficulties, concessions to the customer that would not otherwise be considered. Generally, this occurs when the cash flow of the borrower is insufficient to service the loan
under its original terms.   The $18.1 million decline in
restructured, accruing loans to $13.8 million at September 30, 1996, when compared to December 31, 1995 levels, is primarily attributable to the repayment of three multi-family mortgages, previously acquired by the Registrant in its 1994 merger with Metro Bancshares Inc.



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



During the 1996 third quarter, the provision for loan losses was $1.5 million as compared to $2.0 million in the 1995 comparable period. Net charge-offs aggregated $3.0 million, or .50% of average net loans, as compared with $3.3 million or .68% of
average net loans during 1995.   The charge-offs recognized
during the quarter resulted primarily from the bulk sale of nonperforming loans. The allowance for loan losses at September 30, 1996 was $48.9 million, or 240% of non-performing loans and 2.04% of net loans. This compares to an allowance for loan losses of $50.2 million, or 154.1% of non-performing loans, and 2.55% of net loans at December 31, 1995. While management uses available information in estimating possible loan losses, future additions to the allowance may be necessary based on future changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)



allowance for loan losses. Such agencies may require the Registrant to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations. Based on current economic conditions, management considers the allowance at September 30, 1996 adequate to cover the possible credit losses inherent in the loan portfolio.



Securities



A)  Held-to-Maturity Securities



The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of Held-to-Maturity Securities were as follows at September 30, 1996 (in thousands):


		                                                    Gross      	Gross
	                                    Amortized  	Unrealized 	Unrealized   	   Fair
	                                         Cost 	      Gains   	(Losses) 	     Value
Mortgage-Backed Securities 	          $246,722 	       $615 	  ($6,336) 	  $241,001
State and Municipal Obligations 	      122,631 	        299    	(1,969) 	   120,961
Other Securities 	                         500 	          - 	         - 	       500
	                                     $369,853 	       $914 	  ($8,305) 	  $362,462









B)  Available-for-Sale Securities



The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of Available-for-Sale
Securities were as follows at September 30, 1996 (in thousands):


		                                                         Gross 	     Gross
	                                         Amortized  	Unrealized 	Unrealized 	     Fair
	                                              Cost 	      Gains 	  (Losses) 	     Value
Mortgage-Backed Securities 	               $841,885 	       $734   	($9,658) 	  $832,961
U.S. Treasury Securities 	                  118,358 	         14 	   (3,382) 	   114,990
U.S. Government Agencies' Obligations 	      43,595 	          - 	     (490) 	    43,105
SBA Securities 	                             26,823 	        110 	       (8) 	    26,925
Equity Securities 	                          39,580 	      3,445 	     (121) 	    42,904
	                                        $1,070,241      	$4,303  	($13,659) 	$1,060,885






Mortgage-backed securities classified as held-to-maturity included $.8 million in collateralized mortgage obligations ("CMO") at September 30, 1996. Mortgage-backed securities ("MBS") classified as available-for-sale included $319.1 million in collateralized mortgage obligations at September 30, 1996. These CMO securities, collateralized by either U.S. Government Agency MBS's or whole loans, are principally conservative current pay sequential or PAC structures with a current weighted average life of 3.1 years.

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



At September 30, 1996, held-to-maturity securities and available-for-sale securities carried at $636.9 million were pledged for various purposes as required by law and to secure securities sold under agreements to repurchase and other borrowings.



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



The following table sets forth the Registrant's regulatory capital under the rules applicable as of September 30, 1996. At such dates the Registrant was in compliance with all applicable regulatory requirements.

(dollars in thousands) 	                                      Amount 	  Ratio
Tier 1 Capital 	                                            $235,540 	 10.13%
Regulatory Requirement 	                                      93,000   	4.00%
Excess 	                                                     142,540 	  6.13%


Total Risk Adjusted Capital 	                                264,848  	11.39%
Regulatory Requirement 	                                     186,000   	8.00%
Excess 	                                                     $78,848   	3.39%


Risk Weighted Assets 	                                    $2,324,994






The Registrant's leverage ratio at September 30, 1996 was 5.86%.
 The Tier I, total risk based and leverage capital ratios of the Bank, were 10.0%, 11.26%, and 5.77%, respectively, at September
30, 1996.



The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") became effective December 19, 1991. FDICIA substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other banking statutes. Among other things, FDICIA requires the federal banking regulators to take prompt corrective action on depository institutions that do not meet minimum capital requirements. FDICIA establishes five categories: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". Under the regulations, a "well capitalized" institution has a minimum total risk based capital to total risk weighted assets of at least 10%, a minimum Tier I capital to total risk weighted assets of 6%, a minimum leverage ratio of at least 5% and is not subject to any written order, agreement or directive. The Registrant and the Bank are considered well capitalized.

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



The Registrant's sources of liquidity include dividends from its subsidiaries, borrowings, and funds available through the capital markets. Dividends from the Bank are limited by New York Sate Banking Department regulations to the current year's earnings plus the prior two years' retained net profits. Pursuant to this regulation, the Bank had $73.9 million of retained earnings available for dividends to the Registrant as of September 30, 1996.



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



In addition, the Bank has the ability, as a member of the Federal Home Loan Bank system, to borrow $390.6 million on a secured basis, utilizing mortgage related loans and securities as collateral, for a term ranging from one day to ten years at both fixed and variable rates. As of September 30, 1996, the Bank had $10 million in such advances with an original maturity of greater than one year.



The liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Management believes that the Registrant and Bank have sufficient liquidity to meet their operating requirements.



On September 24, 1996, the Board of Directors declared a quarterly cash dividend of 20.0 cents per share. The dividend is payable November 15, 1996 to shareholders of record at the close of business October 24, 1996.

SIGNATURES













	Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.















Date:  November 14, 1996 	                      /s/  Daniel M. Healy
                    		                               Daniel M. Healy
		                                        Executive Vice President &
                                        		Chief Financial Officer

[EXHIBIT  11]



North Fork Bancorporation, Inc.



COMPUTATION OF NET INCOME PER COMMON EQUIVALENT SHARE
September 30, 1996
(Unaudited)






                                                     Three Months Ended           Nine Months Ended
     	                                       Sept. 30, 1996 	Sept. 30, 1995 	Sept. 30, 1996 	Sept. 30, 1995
Net Income 	                                    $13,274,466 	   $14,952,119 	   $44,836,136     $38,682,234


Common Equivalent Shares:
Weighted Average Common Shares Outstanding 	     24,132,603      24,751,446 	    24,537,631 	    24,271,687
Weighted Average Common Equivalent Shares  	        265,060        	150,013 	       221,584 	       119,562
Weighted Average Common and
  Common Equivalent Shares 	                     24,397,663 	    24,901,459 	    24,759,215 	    24,391,249


Net Income per Common Equivalent Share 	              $0.54 	         $0.60 	         $1.81 	         $1.59