Form 10-K405
period 1996-12-31
NORTH FORK BANCORPORATION INC
filed 1997-03-25
CIK 352510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED  DECEMBER 31, 1996

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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

            As of March 18, 1997, there were 32,907,596 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's common stock (based on the average stock price on March 18, 1997) held by non-affiliates was approximately $1,349,211,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the specified parts of this Annual Report:

  North Fork Bancorporation, Inc. 1996 Annual Report to Shareholders - Parts I, II and IV.

  North Fork Bancorporation, Inc. 1997 Definitive Proxy Statement - Part III



         CAUTIONARY STATEMENT UNDER FEDERAL SECURITIES LAWS: The information contained in this Annual Report on Form 10-K and in certain sections of the Registrant's 1996 Annual Report to Shareholders incorporated herein by reference contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and current expectations, estimates and projections about the Registrant's financial condition and results of operations. Words such are "expects," "believes," "should," "plans," "will," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in economic and market conditions, including unanticipated fluctuations in interest rates, effects of state and federal regulation and risks inherent in banking operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Registrant undertakes no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1     BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         North Fork Bancorporation, Inc. (the "Registrant"), with its administrative headquarters located in Melville, New York, is a bank holding company organized under the laws of the State of Delaware in 1980 and registered under the Bank Holding Company Act of 1956, as amended. The Registrant's sole subsidiary bank, North Fork Bank (the "Bank"), operates eighty-two full-service retail banking facilities located in the metropolitan New York area.

         On December 31, 1996, North Side Savings Bank ("North Side") was merged with and into the Bank. North Side had $1.6 billion in total assets, $1.2 billion in deposit liabilities, $124.4 million in capital and operated seventeen full-service banking locations in the New York counties of Bronx, Queens, Nassau and Suffolk. The Registrant issued approximately 7.5 million shares of common stock in connection with this merger, which was accounted for under the pooling-of-interests method of accounting. Accordingly, the Registrant's consolidated financial statements include the consolidated results of North Side.

         In March 1996, the Bank completed its purchase of the domestic commercial banking business of Extebank ("Extebank"). Extebank had approximately $388 million in total assets, $200 million in net loans, $348 million in deposit liabilities, $30 million in capital and operated eight full-service banking locations in the metropolitan New York area, including Manhattan. Additionally, in March 1996 the Bank acquired ten Long Island branches of First Nationwide Bank, and assumed $572 million of deposit liabilities for which it paid a deposit premium of 6.35%.

         In July 1995, the Registrant consummated its purchase of Great Neck Bancorp, parent holding company of Bank of Great Neck, a Long Island based commercial bank ("Great Neck"). Great Neck had net assets of $91 million, including $49.4 million in net loans and $90.3 million in deposits, which was merged into the Bank.

         In November 1994, Metro Bancshares Inc. ("Metro"), parent holding company of Bayside Federal Savings Bank ("Bayside"), was merged with and into the Registrant. Simultaneously, Bayside was merged with and into the Bank. Bayside had approximately $1.0 billion in total assets, $.9 billion in deposit liabilities, $83.5 million in capital, and operated thirteen full-service banking locations in Queens, Nassau and Suffolk Counties. The merger was accounted for under the pooling-of-interests method of accounting.

         North Fork Bank itself is the result of the 1992 merger of the Registrant's two banking subsidiaries, the North Fork Bank & Trust Company ("Bank & Trust"), which was the Registrant's original subsidiary bank, and Southold Savings Bank ("Southold"), which the Registrant acquired by merger in 1988. In 1992, Bank & Trust was merged with and into Southold; Southold then converted its charter from that of a state savings bank to a state commercial bank and changed its name to North Fork Bank.

         Additionally, the Registrant has several active non-bank subsidiaries, none of which accounted for a significant portion of the Registrant's consolidated assets, nor contributed significantly to the Registrant's consolidated results of operations, at and for the year ended December 31, 1996.

DESCRIPTION OF BUSINESS

         The Registrant, through its bank subsidiary, provides a variety of banking and financial services to middle market and small business organizations, local governmental units, and retail customers in the metropolitan New York area. The Bank's major competitors across the entire line of its products and services are local branches of large money-center banks headquartered in New York City and other major commercial banks headquartered in New York State. The Bank also competes with other independent commercial banks in its marketplace for loans and deposits; with local savings and loan associations and savings banks for deposits and mortgage loans; with credit unions for deposits and consumer loans; with insurance companies and money market funds for deposits; and with local consumer finance organizations and the financing affiliates of consumer goods manufacturers (especially automobile manufacturers) for consumer loans. In setting rate structures for the Bank's loan and deposit products, management refers to a wide variety of financial information and indices, including the rates charged or paid by the major money-center banks, both locally and in the commercial centers, and the rates fixed periodically by smaller, local competitors.

         The Registrant and the Bank, in their normal course of business, are subject to various regulatory statutes and guidelines. Additional information is set forth under the caption "Capital" (pages 19-20) in Management's Discussion and Analysis and "Note 14 - Regulatory Matters" (pages 42-43) of the Registrant's 1996 Annual Report to Shareholders included as Exhibit 13 herewith and incorporated herein by reference.

         As of December 31, 1996, the Registrant and its consolidated subsidiaries had approximately 1,275 full-time equivalent employees.

ITEM 2     PROPERTIES

         The executive and administrative offices of the Registrant and the Bank are located at 275 Broad Hollow Road, Melville, New York 11747. The Registrant currently leases 63,000 square feet of the building, representing approximately 60% of the building's rentable space.

         The Bank maintains its data processing and operations center in a 44,900 square foot owned facility, located at 9025 Main Road, Mattituck, New York 11952.

         At December 31, 1996, the Bank owned 44 of its branch banking offices (see "Note 6 - Premises and Equipment" (page 34) of the Registrant's 1996 Annual Report to Shareholders included as Exhibit 13 herewith and incorporated herein by reference) and leased 38 branch banking offices under various lease arrangements expiring at various times through 2016 (see "Note 15 - Other Commitments and Contingent Liabilities (b) Lease Commitments" (page 43) of the Registrant's 1996 Annual Report to Shareholders included as Exhibit 13 herewith and incorporated herein by reference). The Bank also is obligated under several other leases for facilities which are either used in conducting banking and non-banking activity, or have been vacated by the Bank as a result of its consolidation of operations following its recent mergers and acquisitions. The facilities owned or occupied under lease by the Registrant and the Bank are considered by management to be well located and suitably equipped to serve as banking and financial services facilities.

ITEM 3     LEGAL PROCEEDINGS

         Following the announcement on July 15, 1996 that the Registrant had entered into an agreement and plan of merger with North Side Savings Bank providing for the merger of North Side and a wholly-owned subsidiary of the Registrant (the "Merger"), two alleged stockholders of North Side filed purported class action lawsuits in the Supreme Court of the State of New York, County of New York, against North Side, the members of the North Side Board of Directors and the Registrant. The plaintiffs allege, among other things, that the North Side board of Directors breached their fiduciary duties owed by them to plaintiffs and that the Registrant has aided and abetted such alleged breaches of fiduciary duty in connection with the Merger. The plaintiffs are seeking, among other things, unspecified damages, out of pocket expenses, including their legal fees and certain equitable relief. As previously disclosed, the Merger was consummated on December 31, 1996. As a result of the Merger, the wholly-owned subsidiary of the Registrant has assumed all liabilities of North Side and the Registrant, pursuant to the Merger Agreement, has agreed to indemnify the former members of the North Side Board of Directors.

         The Registrant believes that all allegations contained in the complaints are baseless, entirely without merit and intends to contest them vigorously. The Registrant has moved to dismiss the plaintiff's complaints on the grounds that, among other reasons, such complaints fail to state a cause of action.

         Additional information required by this item is set forth under the caption "Note 15 - Other Commitments and Contingent Liabilities (c) Other Matters" (page 43) in the Registrant's 1996 Annual Report to Shareholders included herein as Exhibit 13, and incorporated herein by reference.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Registrant held a special meeting of its stockholders on November 18, 1996 to approve the merger with North Side Savings Bank. The Registrant's stockholders approved the merger with 17,485,369 affirmative votes cast, 82,896 negative votes cast and 64,380 votes abstaining.

ITEM 4A     EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, position and business experience during the past five years of each of the executive officers of the Registrant as of January 1, 1997, are presented in the following table. The officers are elected annually by the Board of Directors.

Name                            Age         Positions Held in Most Recent 5 Years
-----                           ---         -------------------------------------
John A. Kanas                   50           Chairman, President and Chief Executive Officer of the
                                             Registrant and the Bank, throughout the past 5 years.

John Bohlsen                    54           Vice Chairman of the Registrant and the Bank.  Mr. Bohlsen also has been President of The Helm Development Corp., a real estate company, throughout the past 5 years.

Thomas M. O'Brien               46           Vice Chairman of the Registrant and the Bank (since January
                                             1997).  Mr. O'Brien was Chairman, President and Chief
                                             Executive Officer of North Side Savings Bank, throughout the preceding 5 years.

Daniel M. Healy                 54           Executive Vice President and Chief Financial Officer of the
                                             Registrant (since 3/92).  Previously, Mr. Healy was a partner with the accounting firm of KPMG Peat Marwick LLP.

                                     PART II

ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

         The Registrant's common stock is traded on the New York Stock Exchange under the symbol NFB. As of March 18, 1997, there were approximately 5,487 shareholders of record of the Registrant's common stock.

            During 1996, the Registrant declared dividends of $.20 per share for the first, second and third quarters, respectively, and $.25 per share for the fourth quarter. During 1995, the Registrant declared dividends of $.125 per share for the first and second quarters, respectively, and $.15 per share for the third and fourth quarters, respectively (dividends declared are exclusive of dividends declared by North Side prior to its December 31, 1996 merger into North Fork Bank).

            For additional information regarding dividends and restrictions thereon, and market price information, refer to the "Selected Financial Data" (page 9), the "Liquidity" section of Management's Discussion and Analysis (page
16), the "Selected Statistical Data" (page 22), "Note 8 - Other Borrowings" (page 35), and "Note 14 - Regulatory Matters" (page 42) of the Registrant's 1996 Annual Report to Shareholders included herewith as Exhibit 13 and incorporated herein by reference.

ITEM 6      SELECTED FINANCIAL DATA

            The information required by this item is set forth in "Selected Financial Data" (page 9) of the Registrant's 1996 Annual Report to Shareholders included herewith as Exhibit 13 and incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The information required by this item is set forth in Management's Discussion and Analysis, (pages 10-21) of the Registrant's 1996 Annual Report to Shareholders included herewith as Exhibit 13 and incorporated herein by reference.

ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The following information is set forth in the Registrant's 1996 Annual Report to Shareholders included herewith as Exhibit 13 and incorporated herein by reference:

            Unaudited Consolidated Quarterly Financial Information (page 22); the Consolidated Financial Statements (pages 23-27); the Notes to the Consolidated Financial Statements (pages 28-44); the Independent Auditors' Report (page 45); and the Report of Management (page 45).

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            There were no changes in or disagreements with accountants on accounting and financial disclosure as defined in Item 304 of Regulation S-K.

                                    PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information required by this item is set forth under the caption "Election of Directors and Information with Respect to Directors and Officers" (pages 2 - 5) in the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held April 22, 1997, which is incorporated herein by reference, and in Part I of this report under the caption Item 4A "Executive Officers of the Registrant".

ITEM 11   EXECUTIVE COMPENSATION

            The information required by this item is set forth under the captions "Compensation of Directors" (pages 6 - 7), "Executive Compensation" (pages 7-21), and "Retirement Plans" (page 22) in the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholder's to be held April 22, 1997, which is incorporated herein by reference.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

            The information required by this item is set forth under the caption "Certain Beneficial Ownership" and "Nominees for Director and Directors Continuing in Office" (pages 2-5) in the Registrant's Definitive Proxy
Statement for its Annual Meeting of Stockholder's to be held April 22, 1997, which is incorporated herein by reference.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this item is set forth under the caption "Transactions with Directors, Executive Officers and Associated Persons" (page
23) in the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held April 22, 1997, which is incorporated herein by reference.

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The consolidated financial statements, including notes thereto, and financial schedules of the Registrant, required in response to this item as set forth in response to Part II, Item 8 of this Annual Report are incorporated herein by reference to the Registrant's 1996 Annual Report to Shareholders filed herewith as Exhibit 13.

      1.    Financial Statements                                       Page No.
            ---------------------                                      --------
            Consolidated Statements of Income                             23
            Consolidated Balance Sheets                                   24
            Consolidated Statements of Cash Flows                        25-26
            Consolidated Statements of Changes                            27
                 in Stockholders' Equity
            Notes to Consolidated Financial Statements                   28-44
            Report of Independent Public Accountants                      45

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

      3.    Exhibits

      The exhibits listed on the Exhibit Index page of this Annual Report are incorporated herein by reference or filed herewith as required by Item 601 of Regulation S-K (each management contract or compensatory plan or arrangement listed therein is identified).

(b) Current Report on Form 8-K filed during the fourth quarter of 1996 is as follows:

      On October 10, 1996, the Registrant filed a current report stating that it had issued a press release regarding the third quarter and year-to-date 1996 financial results.

    Pursuant to the requirements of Section 13 or 15(d) of this Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NORTH FORK BANCORPORATION, INC.



                                      BY:/s/ John A. Kanas
                                         ---------------------
                                         JOHN A. KANAS
                                         President and Chief Executive Officer


                                         Dated:   March 25, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                              Title                                        Date
---------                              -----                                        ----
/s/ John A. Kanas                      Director, President,                         March 25, 1997
-----------------------------          Chief Executive Officer,
John A. Kanas                          and Chairman of the Board
                                       (Principal Executive Officer)


/s/ Daniel M. Healy                    Executive Vice President and                 March 25, 1997
----------------------------           Chief Financial Officer
Daniel M. Healy                        (Principal Accounting Officer)


/s/ John Bohlsen                       Director                                     March 25, 1997
-----------------------------          Vice Chairman of the Board
John Bohlsen


/s/ Thomas M. O'Brien                  Director                                     March 25, 1997
-----------------------------          Vice Chairman of the Board
Thomas M. O'Brien


/s/ Irvin L. Cherashore                Director                                     March 25, 1997
-----------------------------
Irvin L. Cherashore


/s/ Allan C. Dickerson                 Director                                     March 25, 1997
-----------------------------
Allan C. Dickerson


/s/ Lloyd A. Gerard                    Director                                     March 25, 1997
-----------------------------
Lloyd A. Gerard


/s/ James F. Reeve                     Director                                     March 25, 1997
-----------------------------
James F. Reeve


/s/ James H. Rich, Jr.                 Director                                     March 25, 1997
-----------------------------
James H. Rich, Jr.


/s/ George H. Rowsom                   Director                                     March 25, 1997
-----------------------------
George H. Rowsom

/s/ Raymond W. Terry, Jr.              Director                                     March 25, 1997
-----------------------------
Raymond W. Terry, Jr.


/s/ Dr. Kurt R. Schmeller              Director                                     March 25, 1997
-----------------------------
Dr. Kurt R. Schmeller

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION                                  METHOD OF FILING
------            -----------                                  ----------------
 2.1              Stock Purchase Agreement                     Previously filed on Form 10-K
                  dated as of September 19, 1995,              for the year ended December 31,
                  among North Fork Bank and                    1995 dated 3/26/96, as Exhibit 2.1
                  Banco Exterior de Espana, S.A.               and incorporated herein by reference.

 2.2              Asset Purchase and Sale Agree-               Previously filed on Form 10-K for
                  ment dated as of September 28,               the year ended December 31, 1995
                  1995, among North Fork Bank                  dated 3/26/96, as Exhibit 2.2 and
                  and First Nationwide Bank.                   incorporated herein by reference.


 2.3              Agreement and Plan of Merger                 Previously filed as Exhibit 2.1 in
                  by and among North Fork                      Current Report on Form 8-K dated
                  Bancorporation, Inc, merger                  7/15/96, and incorporated herein by
                  bank, and North Side Savings                 reference.
                  Bank, dated as of July 15, 1996.

 3.1              Articles of Incorporation                    Previously filed on Form S-3 dated 8/16/91 as
                  of North Fork Bancorporation, Inc.           Exhibit 4(b) (Registration No.33-42294) and
                                                               incorporated herein by reference.

 3.2              By-Laws of North Fork Bancorpor-             Previously filed on Form 10-K for the year
                  ation, as amended, effective                 ended  December 31, 1993 dated 3/9/94,
                  7/28/92.                                     as Exhibit 3(b) and incorporated herein
                                                               by reference.

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

10.2(a)           North Fork Bancorporation, Inc.              Previously filed on Form S-8 dated 12/1/82
                  1982 Incentive Stock Option Plan.            (Registration No. 2-99984) and incorporated
                                                               herein by reference.

10.3(a)           North Fork Bancorporation, Inc.              Previously filed on Form S-8 dated 8/29/85
                  1985 Incentive Stock Option Plan.            (Registration No. 2-99984) and incorporated
                                                               herein by reference.

EXHIBIT
NUMBER            DESCRIPTION                                  METHOD OF FILING
------            -----------                                  ----------------
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

10.6(a)           North Fork Bancorporation, Inc.              Previously filed on Form S-8 dated 9/28/92
                  401(k) Retirement Savings Plan,              (Registration No. 33-52504) as amended by
                  as amended.                                  Exhibit 4 to the Registrant's Registration
                                                               Statement on Form S-8 dated 2/2/96
                                                               (Registration No. 333-00675) and
                                                               incorporated herein by reference.

10.7(a)           North Fork Bancorporation, Inc.              Previously filed on Form S-8 dated 5/4/94
                  1994 Key Employee Stock Plan.                (Registration No. 33-53467), as amended by
                                                               the filing of Form S-8 dated 6/7/96 (Registra-
                                                               tion No. 333-05513) and incorporated
                                                               herein by reference.

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

10.9(a)           North Fork Bancorporation, Inc.              Previously filed on Form S-8 dated 12/31/96
                  Long-Term Incentive Capital                  (Registration No. 333-19047) and incorporated
                  Accumulation Plan resulting                  herein by reference.
                  from the merger with North Side
                  Savings Bank.

10.10(a)          North Fork Bancorporation, Inc.              Previously filed on Form 10-K for the year
                  Performance Plan.                            ended December 31, 1994 dated 3/28/95,
                                                               as Exhibit 10.9 and incorporated herein by
                                                               reference.

EXHIBIT
NUMBER            DESCRIPTION                                  METHOD
------            -----------                                  ------
10.11(a)          Form of Change-in-Control                    Previously filed as Exhibit 10.2 to the
                  Agreement, as entered into                   Quarterly Report on Form 10-Q for the
                  between North Fork Bancorpor-                quarter ended March 31, 1995, and in-
                  ation, Inc. and each of John A.              corporated herein by reference.
                  Kanas, John Bohlsen and Daniel
                  M. Healy, each dated December
                  20, 1994.

10.12(a)          Form of Change-in-Control                    Filed herewith.
                  Agreement, as entered into
                  between North Fork Bancorpora-
                  tion, Inc. and Thomas M. O'Brien
                  dated December 31, 1996.

10.13(a)          Form of Employment Agreement,                Filed herewith.
                  as entered into between North
                  Fork Bancorporation, Inc. and
                  Thomas M. O'Brien, dated
                  December 31, 1996.

   11             Statement re: Computation of                 Filed herewith
                  earnings per share.

   13             All portions of the Registrant's             Filed herewith
                  1996 Annual Report to Share-
                  holders that are incorporated
                  herein by reference.

   21             Subsidiaries of Registrant.                  Filed herewith

   22             Registrant's Definitive Proxy                Previously filed on 3/13/97 Pursuant to
                  Statement for its Annual Meeting             Section 14(a) of the Securities Exchange
                  of Stockholders.                             Act of 1934 and incorporated herein by
                                                               reference.

   23             Accountants' Consent.                        Filed herewith.

   27             Financial Data Schedule.                     Only included in electronic filing

       (a)       Management contract or compensatory plan or arrangement.