Form 10-Q
period 1997-03-31
NORTH FORK BANCORPORATION INC
filed 1997-05-12
CIK 352510

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549



FORM 10-Q





Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934



For the period ended:		                         March 31, 1997





NORTH FORK BANCORPORATION, INC.
(Exact name of registrant as specified in its charter)





	DELAWARE							                         36-3154608

(State or other Jurisdiction of						(I.R.S. Employer
  incorporation or organization)						Identification No.)





275 BROAD HOLLOW ROAD, MELVILLE, NEW YORK		    	     11747
     	 (Address of principal executive offices)				 (Zip Code)





(516) 844-1004
(Registrant's telephone number, including area code)







Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:				Yes (X)      No ( )





           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.





CLASSES OF COMMON STOCK				NUMBER OF SHARES OUTSTANDING  05/05/97
     $2.50 Par Value						                32,948,382

INDEX



PART I FINANCIAL INFORMATION





ITEM 1.	FINANCIAL STATEMENTS.

		North Fork Bancorporation, Inc. and Subsidiaries

		(1.)	Consolidated Balance Sheets
		(2.)	Consolidated Statements of Income.
		(3.)	Consolidated Statements of Cash Flows.
  (4.)	Consolidated Statements of
Changes in Stockholders' Equity.
		(5.)	Notes to Consolidated Financial Statements.





ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.



PART II.  OTHER INFORMATION





ITEM 1.	LEGAL PROCEEDINGS
		Not Applicable.







ITEM 2.	CHANGES IN SECURITIES
		Not Applicable.





ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
		Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
		Not Applicable.







ITEM 5.	OTHER INFORMATION
		Not Applicable





ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K


		The following exhibits are submitted herewith:



		(a)       Exhibit #       	Description

          			(11)  	     Statement Re: Computation of per share earnings.

		          	(27)	       Financial Data Schedule







		(b)	Current Report on Form 8-K dated February 25, 1997
			(reporting that the Registrant's Board of Directors approved a two-for-one stock split)



			Current Report on Form 8-K dated April 10, 1997 (reporting the Registrant's Net Income for the 1997 First Quarter).



			Current Report on Form 8-K dated April 22, 1997 (reporting that the Registrant's shareholders approved the increase in the authorized common stock from fifty million to two hundred million shares).

Consolidated Balance Sheets
                                     	    March 31,    	December 31,      	March 31,
                                        	     1997            	 1996        	   1996
(in thousands, except per share amounts) (unaudited)        		              (unaudited)
Assets
Cash & Due from Banks                     	$111,520        	$150,365        	$142,050
Interest Earning Deposits                    	2,619           	2,298         	  2,410
Federal Funds Sold                               	- 	        115,000        	 180,500
Securities:
   Available-for-Sale                    	1,580,580         	857,391      	 1,524,238
   Held-to-Maturity                      	1,260,755 	      1,300,115       	1,003,435
      Total Securities                   	2,841,335       	2,157,506       	2,527,673
Loans 	                                   3,310,087       	3,194,086       	2,637,705
  Less: Unearned Income & Fees              	19,679          	22,561         	 20,752
             Allowance for Loan Losses      	55,066          	53,894          	57,713
                  Net Loans              	3,235,342       	3,117,631       	2,559,240
Premises & Equipment                        	64,778          	65,530 	         67,631
Accrued Income Receivable                   	43,004 	         37,392 	         38,711
Intangible Assets 	                          80,233          	82,073   	       85,914
Other Real Estate 	                           2,587           	1,898 	          9,392
Other Assets 	                               31,856 	         20,834 	         35,536
     Total Assets                       	$6,413,274      	$5,750,527 	     $5,649,057


Liabilities and Stockholders' Equity
Demand Deposits                           	$745,726         	$734,907      	 $647,821
Savings, N.O.W. &  Money Market Deposits 	1,919,215        	1,974,570      	2,108,557
Other Time Deposits 	                     1,394,839        	1,416,220 	     1,574,771
Certificates of Deposit,  $100,000 & Over 	 358,678 	         343,813         304,803
     Total Deposits 	                     4,418,458        	4,469,510 	     4,635,952
Federal Funds Purchased &
    Securities Sold Under
    Agreements to Repurchase 	            1,100,895 	         621,789 	       454,516
Other Borrowings 	                           35,000           	35,000 	        35,000
Purchased Securities Liability             	233,706 	               - 	        34,081
Accrued Expenses & Other Liabilities 	       58,206 	          67,060 	        59,121
      Total Liabilities 	                $5,846,265 	      $5,193,359 	    $5,218,670
 Company-Obligated Mandatorily
    Redeemable Capital
    Securities of Subsidiary Trust 	        $99,640 	         $99,637 	             -


Stockholders' Equity
Preferred Stock, par value $1.00;
   authorized 10,000,000 shares,
    unissued 	                                    - 	               - 	             -
Common stock, par value $2.50;
    authorized 200,000,000 shares;
    issued & outstanding
  65,866,478,  65,199,008 and 64,920,732
	 shares at the periods ending,
  respectively                              164,666 	          81,499          81,151
Additional Paid in Capital 	                107,236 	         180,809 	       177,736
Retained Earnings 	                         224,275 	         206,895 	       184,579
Unrealized Losses on Securities
  Available-for-Sale, net of taxes         (14,506)          	(2,633)        	(4,511)
Deferred Compensation 	                    (13,857) 	         (5,193) 	       (2,445)
Treasury Stock at cost;
  35,004,  306,578 and 516,074 shares
    at the periods ending, respectively 	     (445) 	         (3,846) 	       (6,123)
      Total Stockholders' Equity           	467,369          	457,531 	       430,387
      Total Liabilities and
        Stockholders' Equity 	           $6,413,274        $5,750,527 	    $5,649,057

Consolidated Statements of Income (Unaudited)
For the Three Months Ended March 31,  	                       1997 	      1996
(in thousands, except per share amounts)
Interest Income
Loans  	                                                   $70,201       	$54,020
Mortgage-Backed Securities 	                                33,127        	33,020
U.S. Treasury & Government Agency Securities 	               3,355 	        2,387
State & Municipal Obligations  	                             1,385 	          747
Other Securities 	                                           1,604 	        1,351
Federal Funds Sold 	                                           173         	1,551
Interest Earning Deposits 	                                     36           	 39
Total Interest Income                                     	109,881 	       93,115


Interest Expense
Savings, NOW & Money Market Deposits 	                      10,582 	       10,795
Other Time Deposits                                        	17,871 	       17,351
Certificates of Deposit, $100,000 & Over                    	4,567         	3,416
Federal Funds Purchased & Securities Sold Under
   Agreements to Repurchase 	                               10,069         	9,475
Other Borrowings 	                                             722           	724
  Total Interest Expense 	                                  43,811 	       41,761
   Net Interest Income                                     	66,070        	51,354
Provision for Loan Losses                                   	1,500         	1,700
   Net Interest Income after
       Provision for Loan Losses                           	64,570 	       49,654


Non-Interest Income
Fees & Service Charges on Deposit Accounts 	                 4,391         	3,205
Broker Commissions & Trust Fees                             	1,947 	        1,209
Mortgage Banking Operations 	                                  411 	          666
Other Operating Income                                      	1,056         	1,137
Net Securities Gains                                          	161 	        1,397
     Total Non-Interest Income                              	7,966         	7,614



Non-Interest Expense
Compensation & Employee Benefits                           	14,257        	12,590
Occupancy 	                                                  3,187         	2,530
Equipment                                                   	1,861         	1,541
Amortization of Intangible Assets 	                          1,840           	518
Other Real Estate 	                                             46           	782
Other Operating Expense 	                                    8,837         	6,623
    Total Non-Interest Expense 	                            30,028 	       24,584
Income Before Income Taxes                                 	42,508 	       32,684
Provision for Income Taxes                                 	16,793 	       13,961
     Net Income                                           	$25,715       	$18,723


Per Share:
Net Income 	                                                  $.39 	         $.28
Cash Dividends (1) 	                                         $.125 	        $.100



(1)  Cash dividends do not reflect dividends declared by North
Side prior to the merger.

Consolidated Statements of Cash Flows

For the Period Ended March 31,  	                               1997 	     1996
(in thousands)
Cash Flows from Operating Activities:
Net Income 	                                                  25,715 	     18,723
Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
Provision for Loan Losses 	                                    1,500 	      1,700
Depreciation and Amortization 	                                2,089 	      1,784
Amortization of Intangible Assets 	                            1,840         	518
Accretion of Discounts and Net Deferred Loan Fees 	          (1,214)	      (1,177)
Amortization of Premiums 	                                     1,836       	3,251
Net Securities Gains 	                                         (161)      	(1,397)
Changes in
    Prepaid Expenses and Other Assets 	                      (7,651)       	9,455
    Accrued Expenses and Other Liabilities                  	(8,973)      	(8,379)
    Net Cash Provided by Operating Activities 	               14,981 	     24,478


Cash Flows from Investing Activities:
Maturities, Redemptions, Calls and
    Principal Repayments on
    Securities Held-to-Maturity 	                            38,670 	      46,896
Purchases of Securities Held-to-Maturity 	                        -     	(118,836)
Proceeds from Sales of Securities Available-for-Sale 	        5,161       	69,258
Maturities and Principal Repayments on
    Securities Available-for-Sale 	                          34,191       	86,529
Purchases of Securities Available-for-Sale               	(550,482)     	(360,738)
Loans Originated and Principal Repayments
    on Loans and Other Real Estate Owned, Net 	           (125,192)      	(39,285)
Proceeds from the Sale of Loans and
    Other Real Estate Acquired
	     in Settlements of Loans 	                               6,241 	      10,063
Purchases of Premises and Equipment, Net 	                  (1,060)       	(1,823)
Purchase Acquisitions, Net of Cash Paid 	                        - 	      601,596
    Net Cash (Used in)/Provided by Investing Activities  	(592,471)      	293,660


Cash Flows from Financing Activities:
Net Decrease in Deposits 	                                 (51,052)      	(37,314)
Net Increase/(Decrease) in Borrowings 	                     479,106     	(156,143)
Purchase of Treasury Shares 	                                     -       	(6,084)
Common Stock Sold for Cash                                   	4,078 	       1,735
Dividends Paid to Shareholders 	                            (8,166)       	(4,928)
    Net Cash Provided by/(Used in)
    Financing Activities 	                                  423,966	     (202,734)
    Net (Decrease)/Increase in Cash and
    Cash Equivalents	                                     (153,524)      	115,404


North Side Activity for the Three Months
    Ended December 31, 1995                                       - 	      60,747
Cash and Cash Equivalents at Beginning of Year             	267,663      	148,809
Cash and Cash Equivalents at End of Year 	                  114,139      	324,960

Consolidated Statements of Cash Flows, Continued

For the Period Ended March 31,  	                                1997 	     1996
(in thousands)

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period for:
    Interest Expense 	                                         40,955 	      44,187
    Income Taxes 	                                             17,017 	       7,439


Supplemental Schedule of Noncash Investing and Financing
Activities:
Real Estate Acquired in Settlement of Loans                     	 720 	      2,200
Loans to Facilitate the Sale of Other Real Estate 	                 - 	      1,007
During the Period the Registrant Purchased Various Securities
	      which Settled in the Subsequent Month                  	233,706     	34,081


During March 1996, the Company acquired the domestic commercial banking business of Extebank and assumed $572 million in deposit liabilities from First
Nationwide Bank. In connection with these acquisitions, the following assets were acquired and liabilities assumed:


Fair Value of Assets Acquired 	 	                                          928,481
Intangible Assets 	 	                                                       58,584
Cash Paid for the Common Stock 	 	                                         (47,000)
Liabilities Assumed 	 	                                                    940,065

Consolidated Statements of Changes in Stockholders' Equity

(Dollars in thousands, except per share amounts)
 		                                                    Additional 		         Unrealized
 	                                           Common      	Paid in 	Retained 	  Securities 	  Deferred 	    Treasury
 	                                            Stock      	Capital 	Earnings 	Gains/(Losses) 	Compensation	 Stock 	  Total
Balance, December 31, 1995 	                $80,862 	    $175,617 	$167,379 	$4,509	           ($1,585) 	   ($653) 	$426,129
Net Income 	                                      - 	           -   	18,723 	     - 	                 - 	        - 	  18,723
Cash Dividends (The Registrant
    $.10 per share) 	                             - 	           - 	 (4,952) 	     -	                  - 	        - 	  (4,952)
Cash Dividends-North Side Pre-Merger 	            - 	           - 	 (2,405) 	     - 	                 - 	        -    (2,405)
Issuance of Common Stock (230,926 shares)      	289        	1,688 	       - 	     - 	                 -	         - 	    1,977
Deferred Compensation Activity:
    Restricted Stock Activity,
    net (69,300 shares) 	                         -          	431 	       -  	    -	              (925) 	      614 	      120
    Amortization of Other Deferred
    Compensation Plans 	                          - 	           - 	       -	      - 	                65 	        - 	       65
Purchase of Treasury Stock (513,000 shares) 	     - 	           - 	       - 	     - 	                 -     (6,084) 	  (6,084)
North Side Net Income for the
    Three Months Ended
    December 31, 1995 	                           - 	           -    	5,834 	     - 	                 - 	        - 	     5,834
Adjustment to Unrealized Gains/(Losses)
    on Securities
    Available-for-Sale, Net of taxes            	 - 	           - 	       -  (9,020) 	                - 	        - 	   (9,020)
Balance, March 31, 1996 	                   $81,151     	$177,736 	$184,579 ($4,511) 	         ($2,445) 	   ($6,123) 	$430,387

Balance, December 31, 1996 	                $81,499 	    $180,809 	$206,895	($2,633) 	         ($5,193) 	   ($3,846) 	$457,531
Net Income 	                                      - 	           - 	  25,715 	      - 	                - 	          - 	  25,715
Cash Dividends ($.125 per share) 	                - 	           -  	(8,283) 	      - 	                - 	          -	   (8,283)
Issuance of Common Stock (667,470 shares) 	     834        	3,244 	       - 	      - 	                -	           - 	   4,078
Restricted Stock Activity,
    net (271,574 shares) 	                        - 	       5,516 	       - 	      -	           (8,664) 	      3,401 	     253
Amortization of Permanent Unrealized
    Loss upon Transfer
    from Available-for-Sale to
    Held-to-Maturity, Net of taxes 	              -	            -     	(52) 	  (493) 	                - 	          - 	    (545)
Adjustment to Unrealized Gains/(Losses)
    on Securities
	 	 Available-for-Sale, Net of taxes 	            - 	           - 	       - (11,380) 	                - 	          - 	 (11,380)
Assumed Issuance of Common Stock
    for the Two-for-One
	   Stock Split (32,933,239 shares) 	        82,333 	     (82,333)
Balance, March 31, 1997 	                  $164,666 	     $107,236 $224,275	   ($14,506)      ($13,857) 	      ($445) 	 $467,369

North Fork Bancorporation, Inc.
and Subsidiaries



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

March 31, 1997 and 1996





Basis of Presentation



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



	These statements should be read in conjunction with the Registrant's summary of significant accounting policies which are incorporated herein by reference in its 1996 Annual Report on Form 10-K.



	Results of operations for the first quarter ended March 31, 1997 are not necessarily indicative of the results of operations which may be expected for the full year 1997 or any other interim periods.





Business Combinations



	On December 31, 1996, North Side Savings Bank ("North Side") was merged with and into the Registrant in a transaction accounted for under the pooling-of-interests method of accounting. Accordingly, the financial results for all prior periods presented include the accounts of North Side.



	The Registrant's previously reported components of consolidated income and the amounts reflected in the accompanying consolidated statement of income for the three months ended
March 31, 1996, are as follows (in thousands):


      Net Interest Income
As Previously Reported 	                    38,737
North Side 	                                12,617
Combined 	                                  51,354



      Net Income
As Previously Reported 	                   14,425
North Side 	                                4,298
Combined 	                                 18,723




	North Side's reporting period had been as of and for the year ended September 30, whereas the Registrant utilizes a calendar year basis. North Side's results for 1996 have been conformed to the calendar year reporting period of the Registrant. See
"Note 2(a) - Business Combinations" of the Registrant's 1996
Annual Report on Form 10-K for further discussion of this transaction.



	In March 1996, the Bank completed its purchase of the domestic commercial banking business of Extebank ("Extebank") and ten
Long Island branch locations of First Nationwide Bank ("First
Nationwide"). These transactions were accounted for under the purchase method of accounting and, accordingly, the Registrant's consolidated results of operations only reflect activity subsequent to the acquisition dates. The impact of these acquisitions on the Registrant's operating results for the quarter ended March 31, 1996 were insignificant. See "Note 2(b)
- Business Combinations" of the Registrant's 1996 Annual Report on Form 10-K for further discussion of these transactions.

Common Stock Split



	On February 25, 1997, the Board of Directors approved a two-for-one common stock split subject to shareholder approval of an increase in the Registrant's authorized common stock. At the Annual Meeting of Stockholders held on April 22, 1997, shareholders overwhelmingly approved the amendment of the Registrant's Certificate of Incorporation to increase the number of authorized shares of common stock from fifty million to two hundred million. The new shares will be issued on May 15, 1997 to shareholders of record on April 25, 1997. The par value of the Registrant's common stock remains unchanged at $2.50. As a result, $82.3 million was transferred from Additional Paid in Capital to Common Stock at March 31, 1997 to reflect the assumed issuance. All per share, weighted average shares outstanding and option data presented in the consolidated financial statements have been retroactively adjusted to reflect the effects of the split.





RECENT ACCOUNTING DEVELOPMENTS



Earnings Per Share



	In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS 128") "Earnings Per Share". SFAS 128 simplifies the standards for computing and presenting earnings per share (EPS) previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.



	Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15.



	Management is currently assessing the financial implications of implementing SFAS 128 and believes the adoption will not have a material adverse effect on reported earnings per share.





Management's Discussion & Analysis



Overview

			   						                                       For the Three Months Ended
(in thousands, except ratios & per share amounts) 	March 31,1997 	March 31, 1996
Earnings:
    Net Income 	                                         $25,715 	        $18,723


Per Share:
    Net Income 	                                            $.39 	           $.28
    Cash Dividends 	                                       $.125 	          $.100
    Book Value 	                                           $7.10 	          $6.68
    Average Equivalent Shares                            	65,827 	         65,700


Selected Ratios:
    Return on Average Total Assets 	                       1.77% 	          1.48%
    Return on Average Stockholders' Equity 	              22.09% 	         17.42%
    Core Efficiency Ratio 	                               39.80% 	         40.97%
    Net Interest Margin                                   	4.95% 	          4.32%




	North Fork Bancorporation, Inc. recognized net income of $25.7 million, or $.39 per share, for the first quarter ended March
31, 1997, as compared with net income of $18.7 million, or $.28 per share, for the first quarter ended March 31, 1996. Return on average total assets was 1.77% and the return on average stockholders' equity was 22.09% for the comparable prior year period. Return on average total assets was 1.48% and the return on average stockholders'' equity was 17.42% for the comparable prior year period.



       The 1997 first quarter results, when compared with the comparable prior year period, reflect a $14.7 million increase in net interest income, a $1.6 million increase in non-interest income, exclusive of net securities gains, and a $.2 million decrease in the provision for loan losses. This activity was partially offset by a $5.4 million increase in non-interest expense, a $1.2 million decrease in net securities gains and a $2.8 million increase in the provision for income taxes.

Net Interest Income



	Net interest income, which represents the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities, is the Registrant's primary source of earnings. Net interest income is affected by the level and composition of assets, liabilities and equity, as well as changes in market interest rates.



	Net interest income increased $14.7 million, or 28.7%, to $66.1 million for the 1997 first quarter, as compared to $51.4 million for the comparable prior year period.  This improvement was
attributable to an overall increase in the level of average
interest earning assets to $5.5 billion in 1997 when compared to
$4.8 billion during the comparable period in 1996 due in part to the acquisitions of Extebank and First Nationwide.
Additionally, net interest income was positively impacted by an improvement in the net interest margin, on a taxable equivalent basis, to 4.95% during the first quarter of 1997 when compared to 4.32% during the 1996 comparable period.  Factors
contributing to the widening in the net interest margin
included:  (a) an improvement in the mix of average interest earning assets as evidenced by the increase in yield  on such
assets to 8.16% as compared to 7.79%;   (b)  a decline in the
overall cost of funds to 3.98% as compared to 4.11% resulting from the implementation of the Registrant's pricing strategy on
acquired customer deposit liabilities;   (c)  higher levels of
non-interest bearing customer deposit liabilities; (d) the issuance of $100 million in capital securities on December 31, 1996, and (e) increased levels of capital.



      Interest income increased 18% to $109.9 million in the first quarter of 1997 when compared to $93.1 million for the comparable prior year period. This increase is principally attributable to the $702 million or 14.5% increase in average interest earning assets to $5.5 billion for the 1997 first quarter, as compared to $4.8 billion during the comparable 1996 period, and to a lesser extent, an increase in the yield on average interest earning assets to 8.16% when compared to 7.79%.



     Average loans increased $777.3 million to $3.2 billion for the 1997 first quarter, representing 58% of average interest earning assets, when compared to $2.4 billion, or 50% of average interest earning assets, for the comparable prior year period. This level of growth was achieved through continued strong demand in virtually all loan categories and the acquisition of Extebank. The corresponding yield on average loans declined modestly to 8.89% during the most recent quarter when compared to 8.93% from the 1996 comparable period.



     Interest expense increased to $43.8 million in the first quarter of 1997, reflecting a 3.98% average cost of funds, as compared with $41.8 million, reflecting a 4.11% cost of funds in 1996. This increase resulted from the $377.1 million increase in the level of average interest bearing liabilities, primarily customer deposit liabilities, partially offset by a decline in the overall cost of funds.



     Average total savings and time deposits increased $347.1 million or 10.3% to $3.7 billion during 1997, when compared to $3.4 billion during 1996. The increase is principally attributable to customer deposit liabilities assumed in the Extebank and First Nationwide acquisitions. The overall cost of funds on average savings and time deposits declined to 3.59% during the most recent quarter from 3.75% during the comparable 1996 period, principally as a result of management implementing its pricing strategy on customer deposit liabilities assumed in its merger and acquisition transactions.



     Average demand deposits increased $257.2 million or 51.4% to $757.2 million during the first quarter of 1997 as compared to $500 million for 1996. At March 31, 1997, demand deposits represented 16.9% of total deposits as compared to 14.0% at March 31, 1996.

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


Three Months Ended March 31,  	                             	1997 vs. 1996
 (in thousands )
 	                                                                       Change in
 	                                                  Average 	  Average 	  Net Interest
                                                    	Volume 	     Rate 	        Income
Interest Income from Earning Assets:
Interest Earning Deposits 	                            ($3) 	        -  	         ($3)
Securities 	                                            468 	    2,302 	         2,770
Loans, net of unearned income & fees 	               16,651 	    (342) 	        16,309
Federal Funds Sold                                 	(1,407) 	       29 	        (1,378)
   Total Interest Income 	                           15,709     	1,989 	        17,698


Interest Expense on Liabilities:
Savings, N.O.W & Money Market Deposits 	                543 	    (756) 	          (213)
Time Deposits 	                                       2,994   	(1,323) 	          1,671
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase 	                      380 	      214 	            594
Other Borrowings 	                                        - 	      (2) 	            (2)
   Total Interest Expense 	                           3,917   	(1,867)          	 2,050
Net Change in Net Interest Income 	                 $11,792    	$3,856 	        $15,648



 The above table is presented on a tax equivalent basis.

     The following tables present an analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the three month periods ended
March 31, 1997 and 1996, respectively:


For the Three Months Ended March 31,  	 	                         1997 	 	 	                 1996

 	                                                    Average 	 	          Average 	   Average 	 	        Average
 (dollars in thousands ) 	                            Balance 	  Interest 	Rate 	      Balance	 Interest 	Rate
Interest Earning Assets:
Interest Earning Deposits  	                           $2,686 	       $36 	  5.44% 	    $2,863 	     $39	   5.48%
Securities 	                                        2,308,499 	    40,745 	  7.16%   2,279,086 	  37,975 	  6.70%
Loans, net of unearned income & fees 	              3,211,758 	    70,385 	  8.89%   2,434,483 	  54,076 	  8.93%
Federal Funds Sold  	                                  12,954 	       173 	  5.42% 	   117,480 	   1,551 	  5.31%
  Total Interest Earning Assets 	                   5,535,897    	111,339   	8.16%	  4,833,912 	  93,641 	  7.79%


Allowance for Loan Losses 	                          (54,539) 	 	 	                   (58,541)
Cash and Due from Banks 	                             136,377 	 	 	                    110,404
Other Non-Interest Earning Assets (1) 	               271,337 	 	 	                    212,451
 Total Assets 	                                    $5,889,072 	 	 	                 $5,098,226


Interest Bearing Liabilities:
Savings, N.O.W & Money Market Deposits 	           $1,950,216 	   $10,582	   2.20% 	$1,846,106 	 $10,795 	  2.35%
Time Deposits 	                                     1,778,008 	    22,438 	  5.12% 	 1,535,059 	  20,767 	  5.44%
  Total Savings and Time Deposits 	                 3,728,224     	33,020 	  3.59% 	 3,381,165 	  31,562 	  3.75%
Federal Funds Purchased & Securities Sold
  Under Agreements to Repurchase 	                    696,704 	    10,069   	5.86% 	   666,707 	   9,475 	  5.72%
Other Borrowings 	                                     35,000 	       722 	  8.37% 	    35,000 	     724 	  8.32%
 Total Interest Bearing Liabilities 	               4,459,928 	    43,811 	  3.98% 	 4,082,872 	  41,761 	  4.11%
Rate Spread 	 	 	                                                            4.17% 	 	 	                    3.68%
Non-Interest Bearing Deposits 	                       757,184 	 	 	                    500,011
Other Non-Interest Bearing Liabilities 	              100,247 	 	 	                     83,175
 Total Liabilities 	                                5,317,359 	 	 	                  4,666,058
Company-Obligated Mandatorily Redeemable Capital
   Securities of Subsidiary Trust 	                    99,639 	 	 	                          -
 Stockholders' Equity 	                               472,074 	 	 	                    432,168
 Total Liabilities and Stockholders' Equity 	      $5,889,072 	 		                  $5,098,226
Net Interest Income and Net Interest Margin  	 	                   67,528 	  4.95% 		             51,880 	  4.32%
Less: Tax Equivalent Basis Adjustment 	 	                         (1,458) 	 	 	                     (526)
     Net Interest Income 	 	                                      $66,070 	 	 	                  $51,354


(1) Unrealized gains/(losses) on available-for-sale securities are recorded in other non-interest earning assets.


Non-Interest Income



     Non-interest income, exclusive of net securities gains was $ 7.8 million in the 1997 first quarter, compared with $6.2 million in the comparable prior year period. Net securities gains were $.2 million during the current period, as compared with $1.4 million in the corresponding 1996 period.



     Fees and service charges on deposit accounts increased $1.2 million, or 37.0% to $4.4 million during the 1997 first quarter when compared to $3.2 in the corresponding 1996 period. The Registrant has been successful in converting single service relationship accounts acquired into full service relationships. This growth was achieved as the Registrant expanded its customer base and entered new markets as a result of its recent acquisitions.



     Broker commissions and trust fees increased 61.0% to $1.9 million as compared to $1.2 million, reflecting continued growth in the core business of the Registrant's broker/dealer subsidiary (Compass Investment Services Corp.), and the expanded number of retail outlets through which it operates resulting from its recent acquisitions. As of March 31, 1997, the Bank operated eighty-two full service retail banking locations.
Prior to its merger with the Registrant, North Side did not offer alternative investment products to its customers at its seventeen retail banking locations.

Non-Interest Expense



     Non-interest expense increased $5.4 million, or 22.1% during the 1997 first quarter to $30.0 million as compared with $24.6 million during the comparable prior year period.



     The increase in non-interest expense reflects the increased operating costs associated with the Extebank and First Nationwide acquisitions completed during the first quarter of 1996. As a result of the aforementioned acquisitions, the amortization of intangible assets increased $1.3 million during first quarter of 1997 to $1.8 million as compared to $.5 million during the corresponding 1996 period. Additionally, on December 31, 1996, the Registrant issued $100 million in 8.70% capital securities. The carrying costs associated with these securities, which is reflected as a component on non-interest expense, amounted to $2.2 million during the first quarter of 1997. This increase was partially offset by a $.7 million decline in costs associated with the maintenance and liquidation of other real estate.



     The Registrant's core efficiency ratio, which represents the ratio of non-interest expense, net of other real estate costs and other non-recurring charges, to net interest income on a taxable equivalent basis and net-interest income net of securities gains, was 39.8% for the 1997 first quarter as compared to 40.97% for the comparable prior year period. The reduction in the core efficiency ratio resulted from management's ability to successfully reduce operating costs post merger. Additionally, management continually monitors its operating costs in order to ensure a high degree of customer service in the most efficient manner possible.



Income Taxes



     The Registrant's effective tax rate was 39.5% for the first quarter of 1997, as compared to 42.7% for the comparable prior year period. The decline in the effective tax rate is primarily attributable to the Registrant's implementation of certain tax planning strategies.



Loan Portfolio



     The following table represents the components of the loan portfolio for the periods indicated (dollars in thousands):


 	                                March 31,  	% of 	December 31,  	% of 	 March 31,  	% of
 	                                    1997 	 Total 	        1996 	Total 	     1996 	 Total
Mortgage Loans-Multi-family 	     $997,813 	   30% 	    $956,718 	  30%	   711,753 	   27%
Mortgage Loans-Residential 	       994,652 	   30% 	     985,983 	  31% 	  826,459   	 31%
Mortgage Loans-Commercial 	        655,618    	20% 	     635,042   	20%   	541,009  	  21%
Commercial & Industrial 	          372,771    	11%      	347,437 	  11%  	 346,912    	13%
Consumer Loans and Leases         	241,498     	7% 	     219,127    	7%   	151,970 	    6%
Construction  and Land Loans 	      47,735 	    2% 	      49,779 	   1%    	59,602 	    2%
                               	$3,310,087   	100% 	  $3,194,086  	100% $2,637,705 	  100%








	 The loan portfolio is concentrated primarily in loans secured by real estate in the New York metropolitan area. The risk inherent in this portfolio is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrowers.



	Total loans increased $116 million from $3.2 billion at December 31, 1996 to $3.3 billion at March 31, 1997, representing an annualized increase of 14.7%, due to continued steady demand in virtually all loan categories.



Asset Quality



	The components of non-performing assets and restructured, accruing loans are detailed in the table below (in thousands):


                                               	March 31,  	December 31, 	March 31,
 	                                                   1997 	         1996 	     1996
Loans Ninety Days Past Due and Still Accruing 	    $3,264 	       $2,596	      $855
Non-Accrual Loans 	                                17,961 	       17,745 	   34,971
   Non-Performing Loans 	                          21,225 	       20,341    	35,826
Other Real Estate 	                                 2,587 	        1,898 	    9,392
   Non-Performing Assets 	                        $23,812       	$22,239   	$45,218


Restructured, Accruing Loans 	                    $12,803 	      $13,734 	  $43,406






	At March 31, 1997, non-performing assets, which include loans past due ninety days and still accruing interest, non-accrual loans and other real estate, was $23.8 million in comparison to
$22.2 million at December 31, 1996.   Non-performing assets
declined $21.4 million at March 31, 1997 when compared to $45.2 at March 31, 1996.  Non-performing loans at March 31, 1997
consisted of $6.5 million in commercial loans, $6.0 million in commercial mortgages, $5.5 million in residential mortgages,
$2.2 million in construction and land loans,  $.6 million in consumer loans and leases, and $.4 million in multi-family
mortgages.





     Loans are classified as restructured when management has granted, for economic or legal reasons related to the borrower's financial difficulties, concessions to the customer that it would not otherwise consider. Generally, this occurs when the cash flow of the borrower is insufficient to service the loan under its original terms. Loans restructured are reported as such in the year of restructuring. In subsequent reporting periods, if the loan was restructured to yield a market rate of interest, is performing in accordance with the restructure terms and management expects such performance to continue, the loan is then removed from its restructured status. Restructured, accruing loans declined modestly to $12.8 million at March 31, 1997, as compared with $13.7 million at December 31, 1996, and declined $30.6 million from $43.4 million at March 31, 1996.
The decline in the level of restructured accruing loans was achieved through principal repayments, maturities and renewals at market terms, and the satisfaction of the performance requirements on certain of these loans during the past year. At
March 31, 1997, the portfolio of restructured, accruing loans is comprised primarily of loans which have demonstrated performance in accordance with the terms of their restructure agreements, however, did not yield a market rate of interest at the time of restructuring.



The following table represents a summary of the changes in the allowance for loan losses:


For the Three Months Ended March 31, 	                           1997 	      1996
(dollars in thousands)
Balance at Beginning of Year 	                                 53,894 	    56,627
Provision for Loan Losses 	                                     1,500 	     1,700
Recoveries Credited to the Allowance 	                            377        	291
 	                                                             55,771     	58,618
Losses Charged to the Allowance 	                               (705) 	    (4,187)
Additional Allowance Acquired in Purchase Acquisitions 	            -      	3,092
    North Side Net Activity for the Three
    Months Ended December 31,1995 	                                 - 	        190
Balance at End of Period 	                                     55,066 	     57,713


Ratio of Net Charge-Offs to Average Loans, Net of Unearned
    Income & Fees 	                                               .04% 	      .65%
Ratio of Allowance of Loan Losses to Period End Loans, Net of
    Unearned Income & Fees 	                                     1.67% 	     2.21%
Ratio of Allowance for Loan Losses to Non-performing Loans
    Inclusive of 90 day Delinquencies 	                           259% 	      161%








	Management determines what it deems to be the appropriate level of the allowance for loan losses on an ongoing basis by reviewing individual loans, as well as the composition of and trends in the loan portfolio. Management considers, among other items, concentrations within segments of the loan portfolio, delinquency trends, as well as recent charge-off experience and third party evidentiary matter (such as appraisals) when assessing the degree of credit risk in the portfolio. Various appraisals and estimates of current value influence the estimation of the required allowance at any point in time.



	There has been significant growth in the loan portfolio over the past two years from both originations and acquisitions.
Loan growth through originations has principally been in multi-family lending, commercial mortgages, and consumer loans and leases. Multi-family mortgage loans generally are for $1 -
$2 million and are secured by properties located in working class neighborhoods within the Bank's market place with a strong demand for such housing. Commercial mortgage loans generally are originated in amounts up to $5 million and are secured by a wide variety of collateral types ranging from owner occupied to investment properties with strong cash flows. To mitigate credit risk, management utilizes prudent underwriting standards, including loan-to-value ratios of 70% or less, and monitors operating results and value of collateral carefully.



	Consumer loan growth represents the growth of the auto loan business, principally new car loans originated through an expanded dealer network. The credit risk in auto lending is dependent upon the creditworthiness of the borrower and the value of the collateral. The average loan originated is generally between $15 - $20 thousand for periods ranging from 24
- 48 months. The Bank accepts substantially only "A" rated paper or higher, which are borrowers without past credit history problems.



	Residential 1-4 family mortgage loan growth has resulted from both new originations and the purchase of approximately $150 million in mortgages by North Side during the middle of 1996.



	The provision for loan losses declined to $1.5 million during the current quarter, as compared to $1.7 million in the 1996 comparable period. While management uses available information in estimating possible loan losses, future additions to the allowance may be necessary based on future changes in economic conditions. Based on current economic conditions, management considers the allowance for loan losses at March 31, 1997 adequate to cover the possible credit losses inherent in the loan portfolio.

Securities Portfolio



     The composition of and the amortized cost and estimated fair values of held-to-maturity and available-for-sale securities portfolios were as follows (in thousands):


  					                                 March 31, 1997	       December 31, 1996	     March 31, 1996
Held-to-Maturity Securities 	       Amortized 	     Fair	    Amortized  	   Fair 	  Amortized 	    Fair
  	                                      Cost    	 Value 	        Cost    	 Value 	      Cost 	    Value
Mortgage-Backed Securities 	       $1,125,396 $1,106,065 	  $1,162,814 $1,156,310 	  $878,348  	$865,655
State & Municipal Obligations 	       120,832   	120,097      	121,945	   121,664 	  $101,450 	 $100,865
U.S. Government Agencies'
    Obligations 	                       2,544 	    2,476 	       2,601 	    2,601 	    $2,742 	   $2,742
Other Securities 	                     11,983 	   12,035 	      12,755 	   12,897 	   $20,895 	  $20,615
                                  	$1,260,755	$1,240,673 	  $1,300,115	$1,293,472  $1,003,435 	  $989,877

             					                     March 31, 1997	      December 31, 1996 	   March 31, 1996
Available-for-Sale 	               Amortized 	     Fair 	    Amortized 	    Fair 	  Amortized 	    Fair
  	                                     Cost 	    Value 	         Cost 	    Value 	      Cost 	    Value
Mortgage-Backed Securities 	      $1,273,414	$1,256,595      	$648,302	  $646,825 	$1,243,110 	$1,237,056
U.S. Government Agencies'
    Obligations 	                    127,362   	124,068        	94,262	    93,251 	   $87,995 	   $88,247
U.S. Treasury Securities 	            78,770    	74,901 	       78,760 	   76,990 	  $146,095 	  $144,464
Equity Securities 	                  125,618   	125,016 	       39,728 	   40,325 	   $54,395 	   $54,471
 	                                $1,605,164	$1,580,580 	     $861,052  	$857,391 	$1,531,595  $1,524,238




   Management's strategy for the securities portfolio is to maintain a short-weighted average life to minimize the exposure to future rises in interest rates and to provide cash flows that may be reinvested at current market interest rates. The combined weighted average lives of the held-to-maturity and available-for-sale securities portfolios at March 31, 1997 was
5.6 years.



     During the first quarter of 1997, securities available-for-sale increased $723.2 million to $1.6 billion when compared to $.9 billion at December 31, 1996. This increase resulted from management's decision to leverage its excess capital through the purchase of principally mortgage backed securities funded with repurchase agreements of varying maturities. At March 31, 1997, $233.7 million in securities purchased were recorded with settlement occurring in April. The settlement of these securities was funded through additional repurchase agreements.



     The net unrealized loss on securities available-for-sale increased $20.9 million to $24.6 million at March 31, 1997 when compared to $3.7 million at December 31, 1996 due to increases in market interest rates experienced during the most recent quarter.



     Mortgage-backed securities ("MBS") classified as held-to-maturity included $678.2 million in collateralized mortgage obligations ("CMO") at March 31, 1997. Mortgage-backed securities classified as available-for-sale included $449.1 million in CMO's at March 31, 1997. These CMO securities, collateralized by either U.S. Government Agency MBS's or whole loans, are principally conservative current pay sequentials or PAC structures with a current weighted average life of 3.8 years.



	The prepayment of MBS's, including CMO's, is actively monitored through the portfolio management function. Management typically invests in MBS's with stable cash flows and relatively short duration, thereby limiting the impact of interest rate fluctuations on the portfolio. Management regularly performs simulation testing to assess the impact that interest and market rate changes would have on its MBS portfolio.



	At March 31, 1997, Equity securities maintained in the available-for-sale portfolio were comprised principally of common stock, preferred stock, and capital securities of other financial institutions.



	At March 31, 1997, held-to-maturity securities carried at $421.4 million and available-for-sale securities carried at $1,036.6 million were pledged for various purposes as required by law and to secure securities sold under agreements to repurchase and other borrowings.

Borrowings



     Federal funds purchased and securities sold under agreements to repurchase increased $479.1 million from $621.8 million at December 31, 1996 to $1.1 billion at March 31, 1997.
These increased borrowing arrangements were entered into to fund the purchases of mortgage-backed securities placed in the available-for-sale securities portfolio.



     At March 31, 1997, total federal funds purchased and securities sold under agreements to repurchase were comprised of $365.4 million in short-term arrangements at a 5.69% cost of funds and $735.5 million in long term arrangements at 5.99% cost of funds, for an overall cost of funds of 5.86%.





Asset/Liability Management



     The Registrant's primary earnings source is the net interest margin, which is affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of deposits, and the credit quality of the portfolio. Management's asset/liability objectives are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks and to maintain adequate liquidity.



     The Registrant's risk assessment program includes a coordinated approach to the management of liquidity, capital and interest rate risk. This risk assessment process is governed by policies and limits established by senior management which are reviewed and approved by the Asset/Liability Committee of the Board of Directors ("ALCO"). ALCO, comprised of members of senior management and the Board, meets periodically to evaluate the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity, and to evaluate the Registrant's strategic plans.



     The balance sheet structure is primarily short-term with most assets and liabilities repricing or maturing in less than five years. Management monitors the sensitivity of net interest income by utilizing a dynamic simulation model complemented by traditional gap analysis. This model measures net interest income sensitivity and volatility to interest rate changes; it involves a degree of estimation based on certain assumptions that management believes to be reasonable. Factors considered include actual maturities, estimated cash flows, repricing characteristics, deposit growth/retention and, primarily, the relative sensitivity of assets and liabilities to changes in market interest rates. Utilizing this process, management can project the impact of changes in interest rates on net interest income. This relative sensitivity is important to consider since the Bank's core deposit base is not subject to the same degree of interest rate sensitivity as its assets. Core deposit costs are internally controlled and generally exhibit less sensitivity to changes in interest rates than the adjustable rate assets whose yields are based on external indices and change in concert with market interest rates.



Liquidity



	The objective of liquidity management is to ensure the availability of sufficient resources to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the ability to meet deposit withdrawals either on demand or contractual maturity, to repay other borrowings as they mature and to make new loans and investments as opportunities arise.



	The Registrant's sources of liquidity include dividends from its subsidiaries, borrowings, and funds available through the capital markets. Dividends from the Bank are limited by New
York State Banking Department regulations to the current year's earnings plus the prior two years' retained net profits.
Pursuant to this regulation, the Bank had $81.6 million of retained earnings available for dividends to the Registrant as of March 31, 1997.



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



	The Bank has the ability, as a member of the Federal Home Loan Bank ("FHLB") system, to borrow $615 million on a secured basis, utilizing mortgage related loans and securities as collateral, for a term ranging from one day to ten years at both fixed and variable rates. As of March 31, 1997, the Bank had $278 million in such borrowings outstanding.



	The Registrant's and the Bank's liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Management believes that the Registrant and Bank have sufficient liquidity to meet their operating requirements.



	On March 25, 1997, the Board of Directors declared a quarterly cash dividend of 12.5 cents per share (on a post split basis).
This dividend is payable May 15, 1997 to shareholders of record at the close of business April 25, 1997.

Capital



	The Registrant and the Bank are subject to the risk based capital guidelines administered by the banking regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. The guidelines currently require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including a minimum ratio of Tier 1 capital to total risk weighted assets of 4% and a Tier 1 capital to average assets of 4%. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Registrant's financial statements. As of March 31, 1997, the most recent notification from the federal banking regulators categorized the Registrant and the Bank as "well capitalized" under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier 1 capital to total risk weighted assets ratio of at least 6%, a minimum leverage ratio of at least 5% and not be subject to any written order, agreement or directive. There are no conditions or events since such notification that management believes have changed this classification.



	The following table sets forth the Registrant's regulatory capital at March 31, 1997 and March 31, 1996, under the rules applicable at such date. At such date, management believes that the Registrant meets all capital adequacy requirements to which it is subject.

							                                 March 31, 1997		     March 31, 1996
 (dollars in thousands ) 	             Amount 	   Ratio 	    Amount 	   Ratio
Tier 1 Capital 	                     $501,282 	  14.11% 	  $348,984 	  12.31%
Regulatory Requirement 	              142,057    	4.00% 	   113,363    	4.00%
Excess 	                             $359,225 	  10.11% 	  $235,621 	   8.31%


Total Risk Adjusted Capital 	        $545,806 	  15.37% 	  $384,685 	  13.57%
Regulatory Requirement 	              284,114    	8.00% 	   226,725    	8.00%
Excess 	                             $261,692 	   7.37% 	  $157,960    	5.57%


Risk Weighted Assets 	             $3,551,422 	         	$2,834,067






	 The Registrant's leverage capital ratio at March 31, 1997 was 8.63%. The Tier 1, total risk based and leverage capital ratios of the Bank were 10.94%, 12.19% and 6.55%, respectively, at March 31, 1997.



     The Registrant's capital ratios were favorably impacted by the issuance of $100 million of 8.70% Capital Securities on December 31, 1996, which under regulatory guidelines, qualify as Tier 1 capital.

SIGNATURES


	Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.















Date:  May 12, 1997                     	/s/  Daniel M. Healy
	                                       	Daniel M. Healy
		                                       Executive Vice President &
                                       		Chief Financial Officer

[EXHIBIT  11]



North Fork Bancorporation, Inc.

COMPUTATION OF NET INCOME PER COMMON EQUIVALENT SHARE
March 31, 1997
(Unaudited)




Three Months Ended March 31,  	                        1997  	             1996
Net Income 	                                           $25,715,289        	$18,722,931


Common Equivalent Shares:


Weighted Average Common Shares Outstanding 	            65,432,222         	64,678,132
Weighted Average Common Equivalent Shares  	               394,674 	         1,021,862
Weighted Average Common and Common Equivalent Shares 	  65,826,896	         65,699,994


Net Income per Common Equivalent Share                      	$0.39              	$0.28
