Form 10-Q
period 1997-06-30
NORTH FORK BANCORPORATION INC
filed 1997-08-13
CIK 352510

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON D.C. 20549



                                  FORM 10-Q





Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the period ended:		        June 30, 1997





                         NORTH FORK BANCORPORATION, INC.
              (Exact name of registrant as specified in its charter)



                	DELAWARE			           			    36-3154608

    (State or other Jurisdiction of				    	(I.R.S. Employer
     incorporation or organization)		       Identification No.)





275 BROAD HOLLOW ROAD, MELVILLE, NEW YORK		    	     11747
     	 (Address of principal executive offices)				 (Zip Code)



                        (516) 844-1004
     (Registrant's telephone number, including area code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:				Yes (X)      No ( )



           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.





CLASSES OF COMMON STOCK              	NUMBER OF SHARES OUTSTANDING 08/07/97
 	$2.50 Par Value   				                           	65,954,012

                                     INDEX



                       PART I FINANCIAL INFORMATION



ITEM 1.	FINANCIAL STATEMENTS
	North Fork Bancorporation, Inc. and Subsidiaries
	(1.)	Consolidated Balance Sheets
	(2.)	Consolidated Statements of Income
	(3.)	Consolidated Statements of Cash Flows
	(4.) Consolidated Statements of Changes in Stockholders' Equity
	(5.)	Notes to Consolidated Financial Statements



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS



                        PART II.  OTHER INFORMATION


ITEM 1.	LEGAL PROCEEDINGS
            		Not Applicable



ITEM 2.	CHANGES IN SECURITIES
            		Not Applicable


ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
             		Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           		Not Applicable




ITEM 5.	OTHER INFORMATION
          		Not Applicable



ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

		The following exhibits are submitted herewith:


		(a)  Exhibit #	Description
      			(11)  	Statement Re: Computation of per share earnings

		      	(27)	Financial Data Schedule




		(b)	Current Report on Form 8-K dated June 24, 1997
 			(reporting that the Registrant's Board of Directors approved a 20% increase in its quarterly dividend)



 			Current Report on Form 8-K dated July 25, 1997 (reporting that the Registrant entered into a definitive
   	agreement to acquire Branford Savings Bank).

Consolidated Balance Sheets
(in thousands, except per share amounts) 	June 30,     	December 31,      June 30,
                                         	 1997 	          1996 	           1996
                                      	(unaudited)                 	 	 (unaudited)
Assets
Cash & Due from Banks 	                  $130,674       	$150,365 	       $188,426
Interest Earning Deposits 	                 2,004 	         2,298 	          2,012
Federal Funds Sold                         	3,000 	       115,000 	          3,100
Securities:
   Available-for-Sale                  	1,666,704    	    857,391       	1,485,323
   Held-to-Maturity 	                   1,214,831 	     1,300,115 	      1,054,030
      Total Securities                 	2,881,535 	     2,157,506 	      2,539,353
Loans 	                                 3,451,607 	     3,194,086 	      2,886,337
  Less: Unearned Income & Fees 	           17,543 	        22,561 	         22,892
            Allowance for Loan Losses 	    55,837 	        53,894 	         55,988
            Net Loans 	                 3,378,227 	     3,117,631 	      2,807,457
Intangible Assets 	                        78,502 	        82,073 	         85,879
Premises & Equipment 	                     64,629 	        65,530 	         68,516
Accrued Income Receivable 	                45,691 	        37,392 	         40,159
Other Real Estate 	                         2,709 	         1,898           	8,839
Other Assets                              	26,783         	20,834          	46,474
     Total Assets                     	$6,613,754     	$5,750,527      	$5,790,215


Liabilities and Stockholders' Equity
Demand Deposits 	                       $793,747       	$734,907         	$696,913
Savings, N.O.W. &
      Money Market Deposits           	1,927,394 	     1,974,570   	     2,023,845
Other Time Deposits 	                  1,351,087 	     1,416,220 	       1,514,464
Certificates of Deposit,
     $100,000 & Over 	                   345,303 	       343,813	          250,052
     Total Deposits                   	4,417,531      	4,469,510        	4,485,274
Federal Funds Purchased &
  Securities Sold Under
     Agreements to Repurchase         	1,465,549        	621,789          	783,739
Other Borrowings                         	35,000         	35,000           	35,000
Due to Brokers                                	-              	-           	12,035
Accrued Expenses & Other Liabilities     	91,442         	67,060           	50,948
      Total Liabilities              	$6,009,522     	$5,193,359       	$5,366,996

Company-Obligated Mandatorily
 Redeemable Capital Securities of
 Subsidiary Trust                       	$99,643 	       $99,637                	-

Stockholders' Equity
Preferred Stock, par value $1.00;
  authorized 10,000,000 shares,
  unissued      	                              - 	             - 	               -
Common stock, par value $2.50;
 authorized 200,000,000 shares;
 issued & outstanding  65,995,459,
 65,199,008 and 65,128,902 shares at
 the periods ending, respectively 	      164,989 	       81,499             81,411
Additional Paid in Capital 	             108,755 	      180,809 	          178,650
Retained Earnings                       	243,992 	      206,895 	          200,381
Deferred Compensation 	                 (13,351) 	      (5,193) 	          (2,289)
Treasury Stock at cost;  56,004,
 306,578 and  1,848,874 shares
 at the periods ending, respectively 	     (838) 	      (3,846)           (22,604)
Unrealized Gains/(Losses) on
 Securities Available-for-Sale, net
 of taxes 	                                1,042 	      (2,633) 	         (12,330)
      Total Stockholders' Equity 	       504,589 	      457,531 	          423,219
      Total Liabilities and
        Stockholders' Equity 	        $6,613,754     $5,750,527 	       $5,790,215



Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)
                        								    Three Months Ended	      Six Months Ended
                                    	June 30, 	 June 30, 	    June 30,    June 30,
                                   	   1997 	    1996 	         1997 	     1996
Interest Income
Loans  	                             $74,184 	   $59,742 	    $144,385 	  $113,762
Mortgage-Backed Securities 	          41,064 	    34,387 	      74,191 	    67,408
U.S. Treasury & Government
   Agency Securities 	                 3,828 	     3,952	        7,183 	     6,339
State & Municipal Obligations         	1,359 	     1,255 	       2,744 	     2,002
Other Securities 	                     2,655 	     1,049 	       4,259 	     2,400
Federal Funds Sold 	                     122 	       693 	         295 	     2,244
Interest Earning Deposits 	               33 	        99 	          69 	       138
Total Interest Income 	              123,245 	   101,177 	     233,126 	   194,293

Interest Expense
Savings, NOW &
  Money Market Deposits 	             10,677 	    11,877 	      21,259      22,671
Other Time Deposits 	                 17,559 	    20,120 	      35,430 	    37,470
Certificates of Deposit,
  $100,000 & Over 	                    4,900 	     3,566 	       9,467       6,982
Federal Funds Purchased &
  Securities Sold Under
  Agreements to Repurchase 	          19,161 	     6,786 	      29,230 	    16,261
Other Borrowings 	                       728 	       724 	       1,450 	     1,450
   Total Interest Expense 	           53,025 	    43,073 	      96,836 	    84,834
   Net Interest Income 	              70,220     	58,104      	136,290    	109,459
Provision for Loan Losses 	            1,500 	     1,700 	       3,000 	     3,400
   Net Interest Income after
       Provision for Loan Losses 	    68,720 	    56,404 	     133,290	    106,059

Non-Interest Income
Fees & Service Charges on
   Deposit Accounts 	                  4,699 	     4,485 	      9,090	       7,691
Broker Commissions & Trust Fees 	      1,925 	     1,654 	      3,872 	      2,864
Mortgage Banking Operations 	            459 	       505 	        870 	      1,170
Other Operating Income 	               1,634 	     1,443 	      2,689 	      2,579
Net Securities Gains 	                 2,074 	       109 	      2,235 	      1,506
     Total Non-Interest Income 	      10,791 	     8,196 	     18,756 	     15,810

Non-Interest Expense
Compensation & Employee Benefits 	    14,264 	    14,042 	     28,521 	     26,632
Occupancy 	                            3,164 	     3,130 	      6,350 	      5,660
Equipment 	                            1,920 	     1,775 	      3,781 	      3,316
Amortization of Intangible Assets 	    1,824 	     1,939 	      3,665 	      2,457
Other Real Estate 	                       72 	      (73) 	        118 	        709
Other Operating Expense 	              9,474 	     7,978 	     18,310 	     14,601
    Total Non-Interest Expense 	      30,718 	    28,791 	     60,745 	     53,375
Income Before Income Taxes 	          48,793 	    35,809 	     91,301 	     68,494
Provision for Income Taxes 	          19,122 	    13,974 	     35,915 	     27,936
     Net Income 	                    $29,671 	   $21,835 	    $55,386     	$40,558


Per Share: (1)
Net Income  	                          $0.45 	     $0.34 	      $0.84 	      $0.62
Cash Dividends  	                      $0.15      	$0.10      	$0.275       	$0.20

(1) Per share data has been retroactively restated for the issuance of a 2 for 1 stock split on May 15, 1997.

Consolidated Statements of Cash Flows (Unaudited)


For the Period Ended June 30,   	                1997 	           1996
(in thousands)
Cash Flows from Operating Activities:
Net Income 	                                    $55,386          	$40,558
Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
Provision for Loan Losses 	                       3,000 	           3,400
Depreciation and Amortization 	                   4,244 	           3,822
Amortization of Premiums 	                        3,827            	7,032
Amortization of Intangible Assets 	               3,665 	           2,457
Accretion of Discounts and
   Net Deferred Loan Fees 	                     (2,544)	          (3,420)
Net Securities Gains 	                          (2,235) 	         (1,506)
Other, Net 	                                      2,583 	         (6,278)
    Net Cash Provided by Operating Activities   	67,926           	46,065

Cash Flows from Investing Activities:
Maturities, Redemptions, Calls and
    Principal Repayments on
    Securities Held-to-Maturity 	                86,589 	         96,595
Purchases of Securities Held-to-Maturity 	      (2,629) 	      (229,676)
Proceeds from Sales of Securities
    Available-for-Sale 	                         79,944	         174,182
Maturities and Principal Repayments on
    Securities Available-for-Sale 	              80,677 	        271,603
Purchases of Securities Available-for-Sale 	  (960,495) 	      (639,577)
Loans Originated and Principal Repayments
    on Loans and Other Real Estate, Net 	     (274,837) 	      (129,466)
Purchases of Loans                                   	- 	      (164,509)
Proceeds from the Sale of Loans and
    Other Real Estate Acquired in
    Settlements of Loans 	                       12,424          	13,958
Purchases of Premises and Equipment, Net       	(2,725)         	(4,629)
Purchase Acquisitions, Net of Cash Paid 	             - 	        595,650
    Net Cash Used in Investing Activities 	   (981,052) 	       (15,869)


Cash Flows from Financing Activities:
Net Decrease in Customer
   Deposit Liabilities 	                       (51,979)	       (188,558)
Net Increase in Borrowings 	                    843,760 	        173,080
Purchase of Treasury Shares 	                         - 	       (22,566)
Common Stock Sold for Cash 	                      5,762 	          2,895
Dividends Paid to Shareholders 	               (16,402) 	       (11,065)
    Net Cash Provided by/(Used in)
        Financing Activities 	                  781,141	        (46,214)
    Net Decrease in Cash and Cash Equivalents 	(131,985)       	(16,018)


North Side Activity for the
   Three Months Ended December 31, 1995              	- 	         60,747
Cash and Cash Equivalents at
   Beginning of the Period 	                    267,663	         148,809
Cash and Cash Equivalents at
   End of the Period 	                         $135,678	        $193,538

Consolidated Statements of Cash Flows, Continued (Unaudited)
For the Period Ended June 30,                    1997 	             1996
(in thousands)
Supplemental Disclosures of
     Cash Flow Information:
  Cash Paid During the Period for:
    Interest Expense 	                         $93,460 	          $88,414
    Income Taxes 	                             $16,342 	          $15,983

Supplemental Schedule of Noncash Investing
       and Financing Activities:
Real Estate Acquired in Settlement of Loans 	     $829 	           $3,295
During the Period the Registrant
       Purchased Various Securities which
       Settled in the Subsequent Month 	       $     - 	          $12,035


During March 1996, the Company acquired the domestic commercial banking business of Extebank and assumed $572 million in deposit liabilities from First Nationwide Bank. In connection with these acquisitions, the following assets were acquired and liabilities assumed:

Fair Value of Assets Acquired 	 	                                $920,630
Intangible Assets 	 	                                              60,489
Cash Paid for the Common Stock 	                                	(47,000)
Liabilities Assumed 	 	                                          $934,119


Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands, except per share amounts)

                                   	   	  Additional 	  	                          	  	            Unrealized
                          	      Common 	     Paid in   	   Retained  	  Deferred 	  Treasury  	  Securities
                          	       Stock     	 Capital 	     Earnings  	    Comp. 	     Stock 	   Gains/(Losses)     Total
Balance, December 31, 1995 	     $80,862 	    $175,617 	    $167,379   	   ($1,585) 	 ($653) 	       $4,509 	       $426,129
Net Income 	                           - 	           - 	      40,558 	            - 	      - 	            - 	         40,558
Cash Dividends
   (The Registrant $.20
    per share) 	                       - 	           - 	     (9,778) 	            -	       - 	            -     	    (9,778)
Cash Dividends-North Side Pre-Merger  	- 	           - 	     (3,612)    	         -  	     - 	            -  	       (3,612)
Issuance of Common Stock
    (439,066 shares) 	               549 	       2,601 	           - 	            - 	      -	             - 	          3,150
Deferred Compensation Activity:
    Restricted Stock Activity,
       net (69,300 shares) 	           - 	         432 	           -	         (803) 	    615 	            - 	            244
    Amortization of Other
       Deferred Compensation Plans    	- 	           - 	           -	            99 	      -  	           - 	             99
Purchase of Treasury Stock
        (1,845,800 shares) 	           - 	           - 	           - 	            -      (22,566) 	       - 	       (22,566)
North Side Net Income for
       the Three Months Ended
	      December 31, 1995 	             - 	           - 	       5,834 	            - 	      - 	            - 	          5,834
Adjustment to Unrealized
      Gains/(Losses) on Securities
 	  	 Available-for-Sale,
      Net of taxes 	                   - 	           - 	           - 	            - 	      - 	     (16,839)  	      (16,839)
Balance, June 30, 1996          	$81,411 	    $178,650 	    $200,381 	     ($2,289) 	   ($22,604)  ($12,330)        	$423,219




Balance, December 31, 1996 	     $81,499 	    $180,809 	    $206,895	      ($5,193) 	    ($3,846) 	($2,633) 	       $457,531
Net Income 	                           - 	           - 	      55,386 	            - 	           - 	       - 	         55,386
Cash Dividends ($.275 per share) 	     - 	           - 	    (18,182) 	            - 	           - 	       -	        (18,182)
Issuance of Common Stock for
  the Two-for-One Stock Split
  (32,976,384 shares)             	82,441 	    (82,441)
Issuance of Common Stock
  (796,451 shares) 	                1,049 	       4,713 	         - 	             - 	           -     	   - 	          5,762
Restricted Stock Activity,
  net (250,574 shares) 	                - 	       5,674 	         -	        (8,158) 	       3,008 	       - 	            524
Amortization of Permanent
  Unrealized Loss upon Transfer
  of Securities from
  Available-for-Sale to
  Held-to-Maturity, Net of taxes 	      -	            - 	     (107) 	             - 	           - 	      (438) 	        (545)
Adjustment to Unrealized
  Gains/(Losses) on Securities
 	Available-for-Sale,
  Net of taxes 	                        - 	           - 	         - 	             - 	           - 	      4,113          4,113
Balance, June 30, 1997 	         $164,989 	    $108,755 	  $243,992 	     ($13,351)	       ($838) 	     $1,042 	     $504,589


                    North Fork Bancorporation, Inc.
                           and Subsidiaries


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)
                         June 30, 1997 and 1996


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

	Results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results of operations which may be expected for the full year 1997 or any other interim periods.

Business Combinations

Completed Acquisitions

	On December 31, 1996, North Side Savings Bank ("North Side") was merged with and into the Registrant in a transaction accounted for under the pooling-of-interests method of accounting. Accordingly, the financial results for all prior periods presented include the accounts of North Side.

	The Registrant's previously reported components of consolidated income and the amounts reflected in the accompanying consolidated statements of income for the three and six months ended June 30, 1996, are as follows (in thousands):


                               	Three Months             	Six Months
 	                                 Ended                    	Ended
 	                                June 30,                  June 30,
Net Interest Income 	              1996 	                     1996
As Previously Reported           	 $45,330 	                 $84,067
North Side 	                        12,774 	                  25,392
Combined 	                         $58,104 	                $109,459

Net Income
As Previously Reported 	           $17,136 	                 $31,562
North Side 	                         4,699 	                   8,996
Combined 	                         $21,835 	                 $40,558



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

Pending Transaction

	On July 25, 1997, the Registrant entered into an agreement and plan of merger with Branford Savings Bank ("Branford"), whereby it would acquire Branford in a stock-for-stock exchange valued at approximately $38 million. Under the terms of the agreement, each share of Branford common stock will be exchanged for $5.25 of the Registrant's common stock, with a minimum of .1957 shares and a maximum of .2648 shares issued. The agreement permits the Registrant to increase the exchange ratio if the average price of its common stock during the pricing period falls below
$19.83. The agreement also provides that Branford may terminate the merger if the Registrant elects not to increase the exchange ratio. The Registrant also received an option to acquire up to 19.9% of Branford voting common stock at $4.75 per share should certain events occur.

 	The transaction is expected to be treated as a tax-free reorganization and accounted for as a purchase for financial reporting purposes. It is anticipated that the transaction will close by December 31, 1997, following receipt of required regulatory approvals, approval by Branford's shareholders, and certain other customary closing conditions.

	Branford had total assets of $187 million, deposits of $163 million and stockholders' equity of $17 million at June 30, 1997. It operates five banking offices in the Connecticut county of New Haven.


Common Stock Split

	On February 25, 1997, the Board of Directors approved a two-for-one common stock split, subject to shareholder approval of an increase in the Registrant's authorized common stock. At the Annual Meeting of Stockholders held on April 22, 1997, shareholders overwhelmingly approved the amendment of the Registrant's Certificate of Incorporation to increase the number of authorized shares of common stock from fifty million to two hundred million. The new shares were issued on May 15, 1997 to shareholders of record on April 25, 1997. The par value of the Registrant's common stock remained unchanged at $2.50. As a result, $82.4 million was transferred from Additional Paid in Capital to Common Stock to reflect this issuance. All per share, weighted average shares outstanding and option data presented in the consolidated financial statements have been retroactively adjusted to reflect the effects of the split.


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

	SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Management is currently assessing the financial implications of implementing SFAS 128 and believes the adoption will not have a material adverse effect on reported earnings per shaare.


Management's Discussion & Analysis

Overview
               							  	      Three Months Ended	       Six Months Ended
                            	  June 30, 	June 30, 	      June 30, 	June 30,
(in thousands, except
 ratios & per share amounts)    1997 	     1996        	  1997 	     1996
Earnings:
    Net Income 	               $29,671 	  $21,835 	      $55,386 	  $40,558

Per Share:
    Net Income 	                 $0.45 	    $0.34 	        $0.84 	    $0.62
    Cash Dividends 	             $0.15 	    $0.10 	       $0.275 	    $0.20
    Book Value 	                 $7.65 	    $6.69 	        $7.65 	    $6.69
    Average Equivalent Shares 	 66,323 	   65,114 	       66,056 	   65,349

Selected Ratios:
    Return on Average
          Total Assets 	         1.82% 	    1.56% 	        1.80% 	    1.52%
    Return on Average
          Stockholders' Equity 	24.83% 	   20.75%	        23.56% 	   18.99%
    Core Efficiency Ratio      	37.92% 	   43.00%        	38.83%    	42.06%
    Net Interest Margin         	4.67%     	4.50%         	4.80%     	4.41%


	The Registrant recognized net income of $55.4 million, or $.84 per share, for the first six months of 1997, as compared with net income of $40.6 million, or $.62 per share earned in 1996.
Return on average total assets and return on average stockholders' equity was 1.80% and 23.56%, respectively, for the six months ended June 30, 1997 as compared to 1.52% and 18.99%, respectively, for the comparable prior year period.

	Net income for the second quarter ended June 30, 1997 was $29.7 million, or $.45 per share, as compared with net income of $21.8 million, or $.34 per share in 1996. Return on average total assets and return on average stockholders' equity was 1.82% and 24.83%, respectively, for the quarter ended June 30, 1997 as compared to 1.56% and 20.75%, respectively, for the comparable prior year period.


       The 1997 second quarter results, when compared with the comparable prior year period, reflect a $12.1 million increase in net interest income, a $.6 million increase in non-interest income, exclusive of net securities gains, a $2.0 million increase in net securities gains and a $.2 million decrease in the provision for loan losses. This activity was partially offset by a $2.0 million increase in non-interest expense and a $5.1 million increase in the provision for income taxes.

Net Interest Income

	Net interest income, which represents the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities, is the Registrant's primary source of earnings. Net interest income is affected by the level and composition of assets, liabilities and equity, as well as changes in market interest rates.

	Net interest income increased $12.1 million, or 20.9%, to $70.2 million for the 1997 second quarter, as compared to $58.1 million for the comparable prior year period. This growth was achieved through a significant increase in the level of average interest earning assets and a modest improvement in the net interest margin. The net interest margin on a taxable equivalent basis grew to 4.67% during the most recent quarter when compared to 4.50% during the 1996 comparable period.
Factors contributing to the widening in the net interest margin included: (a) a change in the composition of average interest earning assets; (b) higher levels of non-interest bearing customer deposit liabilities; (c) the issuance of $100 million in capital securities, and (d) increased levels of capital. The positive impact of these factors was offset by an increase in the level wholesale liabilities.

	Interest income increased 21.8% to $123.2 million for the 1997 second quarter when compared to $101.2 million for the comparable prior year period. This increase is attributable to a $915.5 million or 17.3% increase in average interest earning assets to $6.2 billion for the 1997 second quarter, as compared to $5.3 billion during the comparable 1996 period, and a change in the composition of average interest earning assets as evidenced by the increase in yield on such assets to 8.10% as compared to 7.78%.

	During 1997, management entered into a capital management strategy, whereby it leveraged its excess capital to generate additional net interest income. As a result of the increase in the level of interest earning assets, which were funded with wholesale liabilities, principally repurchase agreements of varied maturities, additional net interest income was generated.

	Average loans increased $677.2 million or 25.2% to $3.4 billion for the 1997 second quarter, representing 54% of average interest earning assets, when compared to $2.7 billion, or 51% of average interest earning assets, for the comparable prior year period. This level of growth was achieved through continued strong demand in virtually all loan categories (See
"Loan Portfolio" section of this report for a detailed breakdown of the loan portfolio). The corresponding yield on average loans declined modestly to 8.87% during the most recent quarter when compared to 8.97% for the 1996 comparable period. Average loans, net of unearned income represented 74.9% of average deposits for the quarter ended June 30, 1997.

	Average Securities increased $287.5 million or 11.4% to $2.8 billion for the 1997 second quarter when compared to $2.5 billion for the comparable prior year period ( See "Securities Portfolio" section of this report for a detailed breakdown of the securities portfolio). The overall yield on the securities portfolio improved to 7.20% during the most recent quarter as compared to 6.58% during 1996, reflecting an increase in market interest rates.

	Interest expense increased to $53.0 million in the second quarter of 1997, reflecting a 4.23% cost of funds, as compared with $43.1 million, and a 3.91% cost of funds in 1996. The increase in interest expense resulted from the $594.3 million increase in the level of average interest bearing liabilities, primarily, securities sold under agreements to repurchase, which was partially offset by a decline in the level of average interest bearing customer deposit liabilities.

	Average total savings and time deposits declined $200 million or 5.12% to $3.7 billion during 1997, when compared to $3.9 billion during 1996. The overall cost of funds on average savings and time deposits declined to 3.59% during the most recent quarter from 3.66% during the comparable 1996 period.
Both interest bearing deposit levels and the corresponding cost of funds declined principally as a result of management implementing its pricing strategy on customer deposit liabilities assumed in its merger and acquisition transactions.

	Average demand deposits increased $107.8 million or 15.8% to $790.7 million during the second quarter of 1997 as compared to $682.9 million for 1996. The growth in the level of demand deposits has resulted from management's emphasis on converting its acquired savings bank branches into full service commercial bank branches. At June 30, 1997, demand deposits represented
18.0% of total deposits as compared to 15.5% at June 30,  1996.

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

            						           Three Months Ended	            Six Months Ended
                       							  1997 vs. 1996		               1997 vs. 1996
                                        	 	 	Change in  	                	 	   Change in
                        	Average 	 Average 	Net Interest 	 Average 	 Average 	Net Interest
(in thousands )          	Volume 	   Rate 	   Income 	      Volume 	   Rate    	Income
Interest Income from
        Earning Assets:
Interest Earning Deposits 	($54) 	    ($12) 	    ($66) 	      ($58) 	    ($11)	     ($69)
Securities 	               5,002 	    4,175 	    9,177 	      5,371 	    6,576 	   11,947
Loans, net of unearned
     income & fees 	      15,128 	    (663) 	   14,465	      31,781 	  (1,009) 	   30,772
Federal Funds Sold 	       (615) 	       44 	    (571) 	    (2,026) 	       77 	  (1,949)
   Total Interest Income 	19,461 	    3,544 	   23,005 	     35,068 	    5,633	    40,701

Interest Expense on Liabilities:
Savings, N.O.W &
   Money Market Deposits 	 (718) 	     (482) 	 (1,200)	       (170) 	  (1,242) 	  (1,412)
Time Deposits 	            (828) 	     (399) 	 (1,227) 	      2,195   	(1,750) 	      445
Federal Funds Purchased
  and Securities Sold Under
  Agreements to
  Repurchase 	            11,779 	      596 	   12,375 	     12,076	       893 	   12,969
Other Borrowings 	             - 	        4 	        4 	          - 	        - 	        -
   Total Interest Expense	10,233     	(281)     	9,952      	14,101   	(2,099)     12,002
Net Change in
   Net Interest Income 	  $9,228 	   $3,825 	  $13,053     	$20,967 	   $7,732 	  $28,699

 The above table is presented on a tax equivalent basis.

	The following tables present an analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the three and six months ended June 30, 1997 and 1996, respectively:

For the Three Months Ended June 30,  	 	        1997 	 	                      	             1996
                                  	Average 	    	            Average    	    Average 	 	                Average
(dollars in thousands ) 	          Balance 	  Interest 	      Rate 	         Balance	     Interest 	      Rate
Interest Earning Assets:
Interest Earning Deposits  	         $2,563 	          $33  	       5.16% 	       $6,668 	         $99         5.97%
Securities 	                      2,817,216 	       50,592 	        7.20% 	    2,529,674 	      41,415 	       6.58%

Loans, net of unearned
   income & fees 	                3,364,272        	74,368 	        8.87%	     2,687,104 	      59,903 	       8.97%
Federal Funds Sold  	                 8,855 	          122 	        5.53% 	       53,943  	        693 	       5.17%
  Total Interest Earning Assets 	 6,192,906 	      125,115 	        8.10%	     5,277,389       102,110 	       7.78%

Allowance for Loan Losses 	        (55,827) 	 	 	                               (58,427)
Cash and Due from Banks 	           117,103 	                                 	  149,111
Other Non-Interest
     Earning Assets (1) 	           275,183 	 	 	                                244,765
 Total Assets 	                  $6,529,365 	 	 	                             $5,612,838

Interest Bearing Liabilities:
Savings, N.O.W &
    Money Market Deposits 	      $1,953,332 	      $10,677	         2.19% 	   $2,085,840 	     $11,877 	       2.29%

Time Deposits 	                   1,750,512 	       22,459 	        5.15% 	    1,818,024 	      23,686         5.24%
  Total Savings and Time Deposits	3,703,844 	       33,136 	        3.59%	     3,903,864 	      35,563 	       3.66%
Federal Funds Purchased &
  Securities Sold Under
  Agreements to Repurchase 	      1,289,431 	       19,161 	        5.96%	       495,097 	       6,786 	       5.51%
Other Borrowings 	                   35,000 	          728 	        8.34% 	       35,000 	         724 	       8.32%
 Total Interest
    Bearing Liabilities 	         5,028,275 	       53,025 	        4.23%	     4,433,961 	      43,073 	       3.91%
Rate Spread 	 	                                                    	3.87% 	  	 	                               3.87%
Non-Interest Bearing Deposits      	790,705 	 	 	                                682,900
Other Non-Interest
    Bearing Liabilities 	           131,357 	 	 	                                 72,669
 Total Liabilities 	              5,950,337 	 	                                5,189,530
Company-Obligated Mandatorily
   Redeemable Capital Securities
   of Subsidiary Trust 	             99,642 	 	                                        -
 Stockholders' Equity 	479,386 	 	 	423,308
 Total Liabilities and
          Stockholders' Equity   $6,529,365 	 		                              $5,612,838
Net Interest Income and
           Net Interest Margin  	   	               72,090 	        4.67%   		                  59,037          4.50%
Less: Tax Equivalent Basis Adjustment 	           	(1,870) 	 	 	                                 (933)
     Net Interest Income 	                        	$70,220 	 	 	                                $58,104

(1) Unrealized gains/(losses) on available-for-sale securities are recorded in other non-interest earning assets.

For the Six Months Ended June 30,  	 	                 1997 	 	 	                   1996
                                       Average  	             	 Average   	 Average  	 	                Average
(dollars in thousands ) 	              Balance     	 Interest     Rate 	    Balance     Interest 	       Rate
Interest Earning Assets:
Interest Earning Deposits  	            $2,624 	          $69 	   5.30% 	       $4,765 	         $138	    5.82%
Securities                          	2,565,528        	91,338    	7.18% 	    2,404,499 	       79,391 	   6.64%
Loans, net of unearned
    income & fees 	                  3,288,412 	      144,752 	   8.88%	     2,560,771 	      113,980  	  8.95%
Federal Funds Sold  	                   10,894 	          295 	   5.46% 	       85,712 	        2,244 	   5.26%
  Total Interest Earning Assets 	    5,867,458 	      236,454 	   8.13%	     5,055,747 	      195,753 	   7.79%


Allowance for Loan Losses 	           (55,186) 	 	 	                          (58,473)
Cash and Due from Banks 	              126,978 	 	 	                           128,755
Other Non-Interest Earning Assets (1) 	271,927 	 	 	                           229,517
 Total Assets 	                     $6,211,177 	 	                         	$5,355,546

Interest Bearing Liabilities:
Savings, N.O.W &
     Money Market Deposits 	        $1,951,783 	      $21,259  	  2.20% 	   $1,965,973 	      $22,671 	   2.32%
Time Deposits 	                      1,764,184 	       44,897 	   5.13% 	    1,676,541 	       44,452	    5.33%
  Total Savings and Time Deposits 	  3,715,967 	       66,156 	   3.59%	     3,642,514 	       67,123 	   3.71%
Federal Funds Purchased &
      Securities Sold Under
      Agreements to Repurchase 	       994,705 	       29,230 	   5.93%	       580,902 	       16,261 	   5.63%
Other Borrowings 	                      35,000 	        1,450 	   8.35% 	       35,000 	        1,450 	   8.33%
 Total Interest Bearing Liabilities 	4,745,672 	       96,836 	   4.11%	     4,258,416 	       84,834 	   4.01%
Rate Spread 	 	 	                                                 4.01% 	 	 	                             3.78%
Non-Interest Bearing Deposits 	        773,522 	 	 	                           591,445
Other Non-Interest Bearing Liabilities	118,307 	 	 	                            76,268
 Total Liabilities                  	5,637,501 	 	                          	4,926,129
Company-Obligated Mandatorily
       Redeemable Capital Securities
       of Subsidiary Trust 	            99,641 	 	 	                                 -
 Stockholders' Equity 	                474,035 	 	 	                           429,417
 Total Liabilities and
          Stockholders' Equity 	    $6,211,177 	 	                         	$5,355,546
Net Interest Income and
          Net Interest Margin       	 	              139,618    	4.80% 		                     110,919 	   4.41%
Less: Tax Equivalent Basis Adjustment 	 	            (3,328) 	 	 	                            (1,460)
     Net Interest Income 	 	                        $136,290 	 	                          	  $109,459


(1) Unrealized gains/(losses) on available-for-sale securities are recorded in other non-interest earning assets.

Non-Interest Income

	Non-interest income, exclusive of net securities gains, was $
8.7 million in the 1997 second quarter, as compared with $8.1 million in the comparable prior year period. Net securities gains of $2.1 million recognized during the most recent quarter were achieved principally through the sale of certain equity investments.

	The modest increase in non interest income during the most recent quarter resulted from a $.2 million increase in fees and service charges on deposit accounts to $4.7 million, a $.3 million increase in brokers commissions and trust fees to $1.9 million and, a $.2 million increase in other operating income to $1.6 million.

Non-Interest Expense

	Non-interest expense increased $1.9 million, during the 1997 second quarter to $30.7 million as compared with $28.8 million during the comparable prior year period. The increase in non-interest expense during the 1997 second quarter principally reflects the carrying costs of $2.2 million associated with the issuance of $100 million in 8.70% capital securities on December
31, 1996.

	The Registrant's core efficiency ratio, which represents the ratio of non-interest expense, net of other real estate costs and other non-recurring charges, to net interest income on a taxable equivalent basis and net-interest income net of securities gains, was 37.92% and 38.83% for the three and six months ended June 30, 1997, respectively, as compared to 43.0% and 42.06%, respectively, for the comparable prior year periods.
The reduction in the core efficiency ratio resulted from management's success in enhancing net interest income and achieving the operating efficiencies associated with its 1996 mergers and acquisitions. Management continually monitors its operating costs to ensure a high degree of customer service in the most efficient manner possible.

Income Taxes

	The Registrant's effective tax rate was 39.2% for the 1997 second quarter, as compared to 39.0% for the comparable prior year period. The Registrant's effective tax rate was 39.3% for the six months ended, June 30, 1997, as compared to 40.8% for the comparable prior year period.

Loan Portfolio

	The following table represents the components of the loan portfolio for the periods indicated (dollars in thousands):

                          	   June 30,      % of 	 December 31,  	% of   	June 30,  	    % of
 	                              1997 	      Total 	   1996 	      Total 	   1996    	    Total
Mortgage Loans-Multi-family 	$1,097,261 	    32% 	     $956,718 	   30%	       773,313 	    27%
Mortgage Loans-Residential 	    987,417 	    28% 	      985,983 	   31% 	      965,227	     33%
Mortgage Loans-Commercial 	     649,999 	    19% 	      635,042 	   20% 	      569,688	     20%
Commercial & Industrial 	       402,384 	    12% 	      347,437 	   11% 	      352,114  	   12%
Consumer Loans and Leases 	     268,020 	     8% 	      219,127 	    7% 	      171,207 	     6%
Construction  and Land Loans 	   46,526 	     1% 	       49,779 	    1% 	       54,788 	     2%
                            	$3,451,607 	   100% 	   $3,194,086 	  100% 	   $2,886,337 	   100%



	 The loan portfolio is concentrated primarily in loans secured by real estate in the New York metropolitan area. The risk inherent in this portfolio is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrowers.


	Total loans increased $257.5 million from $3.2 billion at December 31, 1996 to $3.5 billion at June 30, 1997, representing an annualized increase of 16.1%, due to continued strong demand in virtually all loan categories.

Asset Quality

	The components of non-performing assets and restructured, accruing loans are delineated below (in thousands):

                                         	June 30,  	December 31, 	 June 30,
                                         	 1997 	       1996 	        1996
Loans Ninety Days Past Due
                and Still Accruing 	       $3,408 	       $2,596	     $2,398
Non-Accrual Loans 	                        18,811 	       17,745 	    27,997
   Non-Performing Loans 	                  22,219 	       20,341 	    30,395
Other Real Estate 	                         2,709 	        1,898 	     8,839
   Non-Performing Assets 	                $24,928 	      $22,239 	   $39,234

Restructured, Accruing Loans 	            $12,251 	      $13,734 	   $23,692



	At June 30, 1997, non-performing assets, which include loans past due ninety days and still accruing interest, non-accrual loans and other real estate, increased modestly to $24.9 million when compared to $22.2 million at December 31, 1996.
Non-performing assets declined $14.3 million at June 30, 1997 when compared to $39.2 at June 30, 1996. Non-performing loans at June 30, 1997 consisted of $6.9 million in commercial loans, $6.7 million in commercial mortgages, $5.6 million in residential mortgages, $2.0 million in construction and land loans, $.5 million in consumer loans and leases, and $.6 million in multi-family mortgages.

	Loans are classified as restructured when management has granted, for economic or legal reasons related to the borrower's financial difficulties, concessions to the customer that it would not otherwise consider. Generally, this occurs when the cash flow of the borrower is insufficient to service the loan under its original terms. Loans restructured are reported as such in the year of restructuring. In subsequent reporting periods, if the loan was restructured to yield a market rate of interest, is performing in accordance with the restructure terms and management expects such performance to continue, the loan is then removed from its restructured status. Restructured, accruing loans declined modestly to $12.3 million at June 30, 1997, as compared with $13.7 million at December 31, 1996, and declined $11.4 million from $23.7 million at June 30, 1996. The decline in the level of restructured accruing loans was achieved through principal repayments, maturities and renewals at market terms, and the satisfaction of the performance requirements on certain of these loans during the past year. At June 30, 1997, the portfolio of restructured, accruing loans is comprised primarily of loans which have demonstrated performance in accordance with the terms of their restructure agreements, however, did not yield a market rate of interest at the time of restructuring.

	The following table represents a summary of the changes in the allowance for loan losses (in thousands):

For the Six Months Ended June 30, 	                 1997 	          1996
Balance at Beginning of Year 	                    $53,894 	        $56,627
Provision for Loan Losses 	                         3,000 	          3,400
Recoveries Credited to the Allowance 	              1,051 	          1,522
                                                   57,945 	         61,549
Losses Charged to the Allowance 	                 (2,108) 	        (8,843)
Additional Allowance Acquired in
                 Purchase Acquisitions 	                - 	          3,092
North Side Net Activity for the
          Three Months Ended December 31,1995 	         - 	            190
Balance at End of Period 	                        $55,837 	        $55,988


Net Charge-Offs to Average Loans,
          Net of Unearned Income & Fees	            0.06% 	          0.57%
Allowance of Loan Losses to Period End Loans,
          net of unearned income & fees 	           1.63% 	          1.96%
Ratio of Allowance for Loan Losses to
    Non-performing Loans Inclusive of
        90 day Delinquencies 	                       251% 	           184%


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

	There has been significant growth in the loan portfolio over the past two years from both originations and acquisitions.
Loan growth through originations has principally been in multi-family lending, commercial mortgages, and consumer loans.
Multi-family mortgage loans generally are for $1 - $3 million and are secured by properties located in metropolitan New York area, where demand for such housing is strong. Commercial mortgage loans generally are originated in amounts up to $5 million and are secured by a wide variety of collateral types ranging from owner occupied to investment properties with strong cash flows. To mitigate credit risk, management utilizes prudent underwriting standards, including loan-to-value ratios of generally 70% or less, and monitors operating results and collateral value carefully.

	The growth in consumer loans has resulted from management's decision to expand its indirect dealer network. Through this network the Registrant increased consumer loan originations, principally new car loans. The credit risk in auto lending is dependent upon the creditworthiness of the borrower and the value of the collateral. The average loan originated is generally between $15 - $20 thousand for periods ranging from 24
- 48 months. The Bank accepts substantially only "A" rated paper, which are borrowers without past credit history problems.

	The provision for loan losses declined to $1.5 million during the current quarter, as compared to $1.7 million in the 1996 comparable period. While management uses available information in estimating possible loan losses, future additions to the allowance may be necessary based on future changes in economic conditions. Based on current economic conditions, management considers the allowance for loan losses at June 30, 1997 adequate to cover the possible credit losses inherent in the loan portfolio.

Securities Portfolio

	The composition of and the amortized cost and estimated fair values of held-to-maturity and available-for-sale securities portfolios were as follows (in thousands):


       					                     June 30, 1997	              December 31, 1996	              June 30, 1996
Held-to-Maturity  	         Amortized 	      Fair         Amortized   	    Fair 	       Amortized 	        Fair
 	                             Cost 	       Value   	        Cost   	      Value           Cost 	          Value
Mortgage-Backed Securities 	$1,086,986 	   $1,081,609 	   $1,162,814    	$1,156,310      	$911,060 	     $882,258
State & Municipal Obligations 	113,993 	      114,096 	      121,945	       121,664 	     $120,280      	$118,006
U.S. Government
       Agencies' Obligations 	   2,499 	        2,433 	        2,601	         2,601 	       $2,702  	      $2,702
Other Securities 	              11,353 	       11,403 	       12,755 	       12,897 	      $19,988	       $19,760
 	                          $1,214,831    	$1,209,541 	   $1,300,115 	   $1,293,472 	   $1,054,030	    $1,022,726


                       						    June 30, 1997	              December 31, 1996	              June 30, 1996
Available-for-Sale 	          Amortized 	    Fair 	       Amortized 	      Fair 	       Amortized	         Fair
                    	            Cost 	     Value 	          Cost 	        Value 	         Cost 	          Value
Mortgage-Backed Securities 	$1,297,046 	   $1,300,006 	     $648,302	      $646,825 	   $1,228,426 	   $1,209,781
State & Municipal Obligations 	      - 	            - 	            - 	            - 	      $27,768 	      $27,875
U.S. Government
      Agencies' Obligations 	  136,552 	       136,975 	      94,262	        93,251 	      $53,658 	      $52,761
U.S. Treasury Securities 	      78,810 	        76,448 	      78,760 	       76,990	      $137,289      	$134,155
Other Securities 	             151,697 	       153,275 	      39,728 	       40,325 	      $59,954	       $60,751
 	                          $1,664,105 	    $1,666,704 	    $861,052 	     $857,391 	   $1,507,095	    $1,485,323


	Management's strategy for the securities portfolio is to maintain a short-weighted average life to minimize the exposure to future rises in interest rates and to provide cash flows that may be reinvested at current market interest rates. The combined weighted average lives of the held-to-maturity and available-for-sale securities portfolios at June 30, 1997 was
5.4 years.

	During the second quarter of 1997, securities available-for-sale increased $809.3 million to $1.7 billion when compared to $.9 billion at December 31, 1996. This increase resulted from management's decision to leverage its excess capital principally through the purchase mortgage backed securities funded primarily with repurchase agreements of varied maturities.

	The net unrealized gain on securities available-for-sale was $1 million at June 30, 1997 as compared to a net unrealized loss of $3.7 million at December 31, 1996. This increase in value resulted from a decline in market interest rates experienced during the current quarter.

	Mortgage-backed securities ("MBS") classified as held-to-maturity included $656.1 million in collateralized mortgage obligations ("CMO") at June 30, 1997. Mortgage-backed securities classified as available-for-sale included $575.2 million in CMO's at June 30, 1997. These CMO securities, collateralized by either U.S. Government Agency MBS's or whole loans, are principally conservative current pay sequentials or PAC structures with a current weighted average life of 3.2 years.

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

	At June 30, 1997, other securities maintained in the available-for-sale portfolio were comprised principally of common stock, preferred stock, and capital securities of other financial institutions.

	At June 30, 1997, held-to-maturity securities carried at $478.8 million and available-for-sale securities carried at $1,346.8 million were pledged for various purposes as required by law and to secure securities sold under agreements to repurchase and other borrowings.

Borrowings



     Federal funds purchased and securities sold under agreements to repurchase increased $843.8 million from $621.8 million at December 31, 1996 to $1.5 billion at June 30, 1997.
These increased borrowing arrangements were entered into to fund the purchases of mortgage-backed securities placed in the available-for-sale securities portfolio.



     At June 30, 1997, federal funds purchased and securities sold under agreements to repurchase were comprised of $503.2 million in short-term arrangements (arrangements with an original maturity less than one year), at a 5.68% cost of funds and $972.4 million intermediate term arrangements at 6.06% cost of funds, for an overall cost of funds of 5.93%.

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

	The Registrant's sources of liquidity include dividends from its subsidiaries, borrowings, and funds available through the capital markets. Dividends from the Bank are limited by New
York State Banking Department regulations to the current year's earnings plus the prior two years' retained net profits.
Pursuant to this regulation, the Bank had $110.2 million of retained earnings available dividends to the Registrant as of June 30, 1997.

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

	The Bank has the ability, as a member of the Federal Home Loan Bank ("FHLB") system, to borrow $615 million on a secured basis, utilizing mortgage related loans and securities as collateral, for a term ranging from one day to ten years at both fixed and variable rates. As of June 30, 1997, the Bank had $300 million in such borrowings outstanding.

	The Registrant's and the Bank's liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Management believes that the Registrant and Bank have sufficient liquidity to meet their operating requirements.

	On June 24, 1997, the Board of Directors increased its quarterly cash dividend by 20% from 12.5 cents per share to 15.0 cents per share. This dividend is payable August 15, 1997 to shareholders of record at the close of business July 24, 1997.

Capital

	The Registrant and the Bank are subject to the risk based capital guidelines administered by the banking regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. The guidelines currently require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including a minimum ratio of Tier 1 capital to total risk weighted assets of 4% and a Tier 1 capital to average assets of 4%. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Registrant's financial statements. As of June 30, 1997, the most recent notification from the federal banking regulators categorized the Registrant and the Bank as "well capitalized" under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier 1 capital to total risk weighted assets ratio of at least 6%, a minimum leverage ratio of at least 5% and not be subject to any written order, agreement or directive. There are no conditions or events since such notification that management believes have changed this classification.

	The following table sets forth the Registrant's regulatory capital at June 30, 1997 and June 30, 1996, under the rules applicable at such date. At such date, management believes that the Registrant meets all capital adequacy requirements to which it is subject.

								                        June 30, 1997	             June 30, 1996
(dollars in thousands ) 	     Amount 	   Ratio        	  Amount 	       Ratio
Tier 1 Capital 	              $524,687 	   14.04% 	      $349,669 	    12.45%
Regulatory Requirement 	       149,520 	    4.00% 	       112,330 	     4.00%
Excess 	                      $375,167 	   10.04% 	      $237,339 	     8.45%

Total Risk Adjusted Capital  	$571,525 	   15.29% 	      $385,030 	    13.71%
Regulatory Requirement 	       299,039 	    8.00% 	       224,660 	     8.00%
Excess 	                      $272,486 	    7.29% 	      $160,370 	     5.71%

Risk Weighted Assets 	      $3,737,991 	 	             $2,808,252


	The Registrant's leverage capital ratio at June 30, 1997 was 8.13%. The Tier 1, total risk based and leverage capital ratios of the Bank were 11.30%, 12.56% and 6.43%, respectively, at June
30, 1997.

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








			                  	Date:  August 12, 1997 	/s/  Daniel M. Healy
       										                                  Daniel M. Healy
                                           								Executive Vice President &
                                           								Chief Financial Officer

                               [EXHIBIT  11]

                     North Fork Bancorporation, Inc.

          COMPUTATION OF NET INCOME PER COMMON EQUIVALENT SHARE
                                 June 30, 1997
                                  (Unaudited)


							                    Three Months Ended	             Six Months Ended
                     	June 30, 1997 	  June 30, 1996   	June 30, 1997 	  June 30, 1996
Net Income 	            $29,670,459 	    $21,835,352     	$55,385,748 	    $40,558,283

Common Equivalent Shares:

Weighted Average Common
     Shares Outstanding  65,904,776 	     64,227,786 	     65,669,810 	     64,452,958
Weighted Average Common
     Equivalent Shares  	   418,359 	        885,766	         386,146 	        896,394
Weighted Average Common
     and Common
     Equivalent Shares 	 66,323,135	      65,113,552 	     66,055,956 	     65,349,352

Net Income per Common
     Equivalent Share 	       $0.45 	          $0.34 	          $0.84	           $0.62
