Form 10-Q
period 1997-09-30
NORTH FORK BANCORPORATION INC
filed 1997-11-14
CIK 352510

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                    FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the period ended:		             September 30, 1997





                     NORTH FORK BANCORPORATION, INC.
          (Exact name of registrant as specified in its charter)





                       	DELAWARE						             36-3154608
            (State or other Jurisdiction of					(I.R.S. Employer
             incorporation or organization)					Identification No.)





        275 BROAD HOLLOW ROAD, MELVILLE, NEW YORK		    	     11747
        (Address of principal executive offices)			      	 (Zip Code)





                                  (516) 844-1004
               (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:				Yes (X)      No ( )


           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



CLASSES OF COMMON STOCK              	NUMBER OF SHARES OUTSTANDING 11/13/97
 	$2.50 Par Value   				                        	66,003,567

                                       INDEX


                            PART I FINANCIAL INFORMATION



ITEM 1.	FINANCIAL STATEMENTS
	North Fork Bancorporation, Inc. and Subsidiaries
	(1.)	Consolidated Balance Sheets
	(2.)	Consolidated Statements of Income
	(3.)	Consolidated Statements of Cash Flows
	(4.) Consolidated Statements of Changes in
      Stockholders' Equity
	(5.)	Notes to Consolidated Financial Statements



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND	RESULTS OF OPERATIONS


                           PART II.  OTHER INFORMATION


ITEM 1.	LEGAL PROCEEDINGS
		Not Applicable


ITEM 2.	CHANGES IN SECURITIES
		Not Applicable


ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
		Not Applicable


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
		Not Applicable


ITEM 5.	OTHER INFORMATION
		Not Applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K


		The following exhibits are submitted herewith:


		(a)       Exhibit #	  Description
            			(11)  	  Statement Re: Computation of per share earnings
            			(27)	    Financial Data Schedule




		(b)	Current Report on Form 8-K dated October 7, 1997
   			(reporting that the Registrant entered into an agreement
					 and plan of  merger with New York Bancorp)


      Current Report on Form 8-K dated October 15, 1997
   			(reporting  the Registrants earnings results for the period
      ended September 30, 1997)

Consolidated Balance Sheets
(in thousands, except per share amounts) 	     Sept. 30, 	  December 31,   	Sept. 30,
  	                                               1997 	        1996 	        1996
 Assets                                    	 (unaudited) 	               	  (unaudited)
Cash & Due from Banks 	                         $104,613 	     $150,365 	      $136,867
Interest Earning Deposits 	                        2,147         	2,298          	2,211
Federal Funds Sold  	                             35,000       	115,000 	             -
Securities:
   Available-for-Sale                         	1,633,737 	      857,391     	  1,396,685
   Held-to-Maturity 	                          1,166,329 	    1,300,115        1,028,647
      Total Securities 	                       2,800,066     	2,157,506 	      2,425,332
Loans 	                                        3,525,314 	    3,194,086 	      2,994,867
  Less: Unearned Income & Fees 	                  15,592 	       22,561           24,459
             Allowance for Loan Losses 	          54,611 	       53,894 	         54,698
                  Net Loans 	                  3,455,111 	    3,117,631 	      2,915,710
Intangible Assets 	                               76,692 	       82,073 	         84,537
Premises & Equipment                             	63,717 	       65,530 	         67,945
Accrued Income Receivable 	                       45,649 	       37,392 	         38,186
Other Real Estate 	                                5,499 	        1,898 	          3,751
Other Assets 	                                    27,126         20,834 	         35,338
     Total Assets 	                           $6,615,620    	$5,750,527 	     $5,709,877



Liabilities and Stockholders' Equity
Demand Deposits 	                               $836,020      	$734,907    	    $685,385
Savings, N.O.W. &  Money Market Deposits 	     1,895,804 	    1,974,570        1,969,180
Other Time Deposits 	                          1,330,624 	    1,416,220 	      1,464,548
Certificates of Deposit,  $100,000 & Over 	      396,201       	343,813	         331,656
     Total Deposits 	                          4,458,649     	4,469,510 	      4,450,769
Federal Funds Purchased &
   Securities Sold Under
   Agreements to Repurchase 	                  1,331,024 	      621,789 	        734,167
Other Borrowings 	                                85,000 	       35,000 	         35,000
Accrued Expenses & Other Liabilities            	103,020        	67,060     	     59,031
      Total Liabilities 	                     $5,977,693 	   $5,193,359 	     $5,278,967

Company-Obligated Mandatorily
   Redeemable Capital
   Securities of Subsidiary Trust 	              $99,646 	      $99,637 	              -


Stockholders' Equity
Preferred Stock, par value $1.00;
  authorized 10,000,000 shares, unissued 	             - 	            - 	              -
Common stock, par value $2.50;
  authorized 200,000,000 shares;
	  	 issued & outstanding  66,044,201,
     65,199,008 and 64,451,448
    shares at the periods ending, respectively  	165,111 	        81,499	         80,564
Additional Paid in Capital 	                     109,640 	       180,809 	       171,538
Retained Earnings                               	263,931        	206,895 	       212,137
Unrealized Gains/(Losses) on
   Securities Available-for-Sale, net of taxes 	  13,476        	(2,633)        	(9,074)
Deferred Compensation                          	(13,009) 	       (5,193)     	   (2,135)
Treasury Stock at cost;  57,268,
  306,578 and  1,809,244 shares
  at the periods ending, respectively             	(868)        	(3,846)	       (22,120)
      Total Stockholders' Equity 	               538,281 	       457,531 	       430,910
      Total Liabilities and
        Stockholders' Equity 	                $6,615,620     	$5,750,527     	$5,709,877

Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)
								                                        Three Months Ended         Nine Months Ended
                                              	Sept. 30,  	 Sept. 30, 	  Sept. 30, 	  Sept. 30,
                                                	 1997 	      1996        	 1997 	      1996

Interest Income
Loans  	                                         $76,941 	   $64,683     	$221,326 	   $178,446
Mortgage-Backed Securities 	                      41,039     	35,166      	115,230 	    102,574
U.S. Treasury & Government Agency Securities 	     3,216      	2,938	       10,398 	      9,278
State & Municipal Obligations  	                   1,304 	     1,373         4,048 	      3,375
Other Securities 	                                 3,515 	     1,413   	     7,774 	      3,812
Federal Funds Sold 	                                 281 	       191 	         576 	      2,435
Interest Earning Deposits 	                           36 	        35 	         106 	        173
Total Interest Income 	                          126,332 	   105,799 	     359,458 	    300,093


Interest Expense
Savings, NOW & Money Market Deposits 	            10,576     	11,390 	      31,836 	     34,062
Other Time Deposits 	                             17,402 	    19,590 	      52,832 	     57,059
Certificates of Deposit, $100,000 & Over 	         5,071      	3,977       	14,538	      10,959
Federal Funds Purchased & Securities Sold Under
   Agreements to Repurchase                      	20,818 	    10,090 	       50,048 	    26,189
Other Borrowings 	                                 1,273        	796         	2,723 	     2,408
   Total Interest Expense 	                       55,140 	    45,843 	      151,977 	   130,677
   Net Interest Income 	                          71,192 	    59,956       	207,481 	   169,416
Provision for Loan Losses 	                        1,500 	     1,700 	        4,500 	     5,100
Net Interest Income after
  Provision for Loan Losses 	                     69,692	     58,256 	      202,981 	   164,316


Non-Interest Income
Fees & Service Charges on Deposit Accounts 	       4,827 	     4,281 	       13,917     	11,972
Broker Commissions & Trust Fees 	                  2,295 	     1,423 	        6,167 	     4,287
Mortgage Banking Operations 	                        546 	       504 	        1,416 	     1,675
Other Operating Income                            	1,842      	1,365         	4,532 	     3,943
Net Securities Gains 	                                38 	     1,462 	        2,273 	     2,968
     Total Non-Interest Income 	                   9,548 	     9,035 	       28,305 	    24,845


Non-Interest Expense
Compensation & Employee Benefits 	                14,546 	    14,125 	       43,066 	    40,758
Occupancy 	                                        3,147 	     3,085 	        9,497 	     8,744
Equipment 	                                        1,886 	     1,816 	        5,667 	     5,132
Amortization of Intangible Assets 	                1,817 	     1,926 	        5,483 	     4,383
Other Real Estate 	                                   44 	       167 	          163 	       876
Other Operating Expense 	                          9,151 	     8,347 	       27,461 	    22,948
SAIF Recapitalization Charge 	                         - 	     8,350 	            - 	     8,350
    Total Non-Interest Expense 	                  30,591 	    37,816 	       91,337 	    91,191
Income Before Income Taxes 	                      48,649     	29,475     	  139,949 	    97,970
Provision for Income Taxes 	                      18,756 	    11,680 	       54,670 	    39,617
     Net Income 	                                $29,893    	$17,795 	      $85,279 	   $58,353


Per Share: (1)
Net Income  	                                      $0.45 	     $0.28 	        $1.29 	     $0.90
Cash Dividends  	                                  $0.15 	     $0.10 	       $0.425 	     $0.30



(1)  Per share data has been retroactively
 restated for the issuance of a 2 for 1 stock split on May 15, 1997.


Consolidated Statements of Cash Flows  (Unaudited)
(in thousands)
For the Period Ended September 30, 	                              1997 	        1996
Cash Flows from Operating Activities:
Net Income 	                                                         $85,279 	     $58,353
Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
Provision for Loan Losses 	                                            4,500 	       5,100
Depreciation and Amortization 	                                        6,174 	       5,859
Amortization of Premiums 	                                             5,646 	       9,886
Amortization of Intangible Assets 	                                    5,483 	       4,383
Accretion of Discounts and Net Deferred Loan Fees 	                   (4,091) 	     (4,318)
Net Securities Gains 	                                                (2,273) 	     (2,968)
Other, Net 	                                                           3,859 	      10,482
    Net Cash Provided by Operating Activities 	                      104,577 	      86,777

Cash Flows from Investing Activities:
Maturities, Redemptions, Calls and Principal Repayments on
    Securities Held-to-Maturity 	                                    137,526 	     127,396
Purchases of Securities Held-to-Maturity 	                            (5,222) 	   (235,866)
Proceeds from Sales of Securities Available-for-Sale 	               138,335  	    237,788
Maturities and Principal Repayments on
    Securities Available-for-Sale 	                                  146,709 	     295,227
Purchases of Securities Available-for-Sale 	                      (1,030,435)     (653,119)
Loans Originated and Principal Repayments
    on Loans and Other Real Estate Owned, Net 	                     (368,963)    	(255,176)
Purchases of Loans 	                                                       - 	    (164,509)
Proceeds from the Sale of Loans and Other Real Estate Acquired
	     in Settlements of Loans 	                                       26,301 	      36,096
Purchases of Premises and Equipment, Net 	                            (3,565) 	     (5,974)
Purchase Acquisitions, Net of Cash Paid 	                                  - 	     595,650
    Net Cash Used in Investing Activities 	                         (959,314) 	    (22,487)


Cash Flows from Financing Activities:
Net Decrease in Customer Deposits Liabilities 	                      (10,861)    	(222,403)
Net Increase in Borrowings 	                                         759,235  	    123,508
Treasury Stock Activity, Net 	                                             - 	     (22,023)
Common Stock Sold for Cash 	                                           6,755 	       3,243
Dividends Paid to Shareholders 	                                     (26,295) 	    (17,093)
    Net Cash Provided by/(Used in) Financing Activities 	            728,834 	    (134,768)
    Net Decrease in Cash and Cash Equivalents 	                     (125,903)	     (70,478)

North Side Activity for the
    Three Months Ended December 31, 1995	                                  - 	      60,747
Cash and Cash Equivalents at Beginning of the Period 	               267,663	      148,809
Cash and Cash Equivalents at End of the Period 	                    $141,760	     $139,078

Consolidated Statements of Cash Flows, Continued (Unaudited)
For the Period Ended September 30, 	                             1997 	      1996
(in thousands)
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Period for:
    Interest Expense 	                                           $144,260 	  $134,766
    Income Taxes 	                                                $32,442 	   $19,789


Supplemental Schedule of Noncash Investing and Financing
Activities:
Real Estate Acquired in Settlement of Loans 	                      $3,993 	    $3,616


During March 1996, the Company acquired the domestic commercial banking business of Extebank and assumed $572 million in deposit liabilities from First Nationwide Bank. In connection with these acquisitions, the following assets were acquired and liabilities assumed:


Fair Value of Assets Acquired 	 	                                            $920,047
Intangible Assets 	 	                                                          61,072
Cash Paid for the Common Stock 	                                             	(47,000)
Liabilities Assumed 	                                                       	$934,119


Consolidated Statements of Changes in Stockholders' Equity
(dollars in thousands, except per share amounts)

 	                                                  	Additional 	 	 	                           Unrealized
 	                                         Common 	     Paid in 	Retained 	Deferred 	Treasury  	Securities
                                           	Stock      	Capital 	Earnings 	Comp. 	      Stock 	 Gains/(Losses)	 Total

Balance, December 31, 1995 	              $80,862 	    $175,617 	$167,379	  ($1,585) 	 ($653) 	         $4,509 	$426,129
Net Income 	                                    - 	           - 	  58,353 	       - 	      - 	               - 	  58,353
Cash Dividends
   (The Registrant $.30 per share) 	            - 	           - 	 (14,608)	       - 	      - 	               - 	 (14,608)
Cash Dividends-North Side Pre-Merger 	          - 	           -   	(4,821) 	      - 	      - 	               -	   (4,821)
Issuance of Common Stock (513,926 shares) 	   638 	       2,980 	       - 	       - 	      - 	               - 	   3,618
Deferred Compensation Activity:
    Restricted Stock Activity,
     net (68,610 shares) 	                      - 	         440 	       - 	    (682) 	   606 	               - 	     364
    Amortization of Other Deferred
     Compensation Plans 	                       - 	           - 	       -	      132 	      - 	               - 	     132
Purchase of Treasury Stock
     (1,845,800 shares) 	                       - 	           - 	       - 	       - 	(22,566) 	              - 	 (22,566)
Sale of Treasury Stock (40,320 shares) 	        - 	          50 	       - 	       - 	    493 	               - 	     543
North Side Common Stock
     Retirement (749,992 shares) 	           (936)	      (7,549) 	      - 	       - 	      - 	               - 	  (8,485)
North Side Net Income for the
   Three Months Ended December 31, 1995 	       - 	           - 	   5,834 	       - 	      - 	               - 	   5,834
Adjustment to Unrealized Gains/(Losses)
   on Securities Available-for-Sale,
    Net of taxes 	                              - 	           - 	       - 	       - 	      - 	         (13,583)	 (13,583)
Balance, September 30, 1996 	             $80,564 	    $171,538 	$212,137  	($2,135) ($22,120) 	       ($9,074)	$430,910


Balance, December 31, 1996 	              $81,499 	    $180,809 	$206,895  	($5,193) 	($3,846) 	       ($2,633) $457,531
Net Income 	                                    - 	           - 	  85,279 	       - 	       - 	              - 	  85,279
Cash Dividends ($.425 per share) 	              - 	           -  	(28,083) 	      - 	       - 	              -  	(28,083)
Issuance of Common Stock for
   the Two-for-One
    Stock Split (32,976,384 shares)       	82,441      	(82,441) 	 	 	 	-         -         -                -         -
	 Issuance of Common
    Stock (845,193 shares) 	                1,171 	       5,584 	       - 	       - 	       - 	              - 	   6,755
Restricted Stock Activity,
    net (249,310 shares) 	                      - 	       5,688 	       -	   (7,816) 	  2,978 	              - 	     850
Amortization of Permanent Unrealized Loss
   upon Transfer of Securities from
   Available-for-Sale
   to Held-to-Maturity, Net of taxes 	          - 	           - 	    (160) 	 	    - 	       -             (385)	    (545)
Adjustment to Unrealized Gains/(Losses)
     on Securities
     Available-for-Sale, Net of taxes 	         - 	           - 	       - 	       - 	       - 	         16,494 	  16,494
Balance, September 30, 1997 	            $165,111 	    $109,640 	$263,931	 ($13,009) 	  ($868) 	       $13,476 	$538,281

                              North Fork Bancorporation, Inc.
                                    and Subsidiaries


                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (unaudited)
                                 September 30, 1997 and 1996



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



	Results of operations for the three and nine months ended
September 30, 1997 are not necessarily indicative of the results of operations which may be expected for the full year 1997 or any other interim periods.



Business Combinations

Completed Acquisitions

	On December 31, 1996, North Side Savings Bank ("North Side") was merged with and into the Registrant in a transaction accounted as a pooling-of-interests. Accordingly, the financial results for all prior periods presented include the accounts of North Side.



	The Registrant's previously reported components of consolidated income and the amounts reflected in the accompanying consolidated statements of income for the three and nine months ended September 30, 1996, are as follows (in thousands):


                                               	Three Months  	Nine Months
                                                   	Ended 	       Ended
                                                 	Sept. 30,     	Sept. 30,
      Net Interest Income 	                           1996 	       1996
As Previously Reported 	                           $46,618      	$130,684
North Side 	                                        13,338        	38,732
Combined 	                                         $59,956      	$169,416


      Net Income
As Previously Reported                            	$13,275       	$44,836
North Side                                          	4,520        	13,517
Combined                                          	$17,795       	$58,353




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

Pending Transactions

	On October 7, 1997, the Registrant entered into an agreement and plan of merger with New York Bancorp whereby it would acquire New York Bancorp in a stock-for-stock exchange valued at approximately $800 million. Under the terms of the agreement, each share of New York Bancorp common stock will be converted into the Registrant's common stock at a fixed exchange ratio of
1.19. The agreement permits New York Bancorp to terminate the transaction if the average closing price of the Registrant's shares falls below $25.50 for the ten consecutive trading days ending on the date on which the last of all regulatory approvals required to consummate the transactions contemplated by the merger agreement is obtained, unless the Registrant elects to increase the exchange ratio so that the value of the Registrant's common stock to be received in respect to each New
York Bancorp common share is not less than $30.35.  The
Registrant also received an option to acquire up to 19.9% of New York Bancorp outstanding shares at $30.50 per share should certain events occur as set forth in the stock option agreement between the Registrant and New York Bancorp.


	The transaction is expected to be treated as a tax-free reorganization and accounted for using the pooling-of-interests method. It is anticipated that the transaction will close by March 31, 1998, following receipt of required regulatory approvals, approvals by shareholders of both companies and, certain other customary closing conditions.



	New York Bancorp had total assets of $3.2 billion, deposits of $1.7 billion and stockholders equity of $169.1 million at September 30, 1997. It operates 31 full service branch offices throughout Kings, Queens, Westchester, Nassau, and Suffolk counties of New York.



	On July 24, 1997, the Registrant entered into an agreement and plan of merger with Branford Savings Bank ("Branford"), whereby it would acquire Branford in a stock-for-stock exchange valued at approximately $38 million. Under the terms of the agreement, each share of Branford common stock will be exchanged for $5.25 of the Registrant's common stock, with a minimum of .1957 shares and a maximum of .2648 shares issued. The agreement permits the Registrant to increase the exchange ratio if the average price of its common stock during the pricing period falls below
$19.83. The agreement also provides that Branford may terminate the merger if the Registrant elects not to increase the exchange ratio. The Registrant also received an option to acquire up to 19.9% of Branford voting common stock at $4.75 per share should certain events occur.



 	The transaction is expected to be treated as a tax-free reorganization and accounted for as a purchase for financial reporting purposes. It is anticipated that the transaction will close by December 31, 1997, following receipt of required regulatory approvals, approval by Branford's shareholders, and certain other customary closing conditions.



	Branford had total assets of $183 million, deposits of $162 million and stockholders' equity of $18 million at September 30, 1997. It operates five banking offices throughout the Connecticut county of New Haven.


Common Stock Split

	On February 25, 1997, the Board of Directors approved a two-for-one common stock split. The additional shares were issued on May 15, 1997 to shareholders of record on April 25, 1997. The par value of the Registrant's common stock remained unchanged at $2.50. As a result, $82.4 million was transferred from Additional Paid in Capital to Common Stock to reflect this issuance. All per share, weighted average shares outstanding and option data presented in the consolidated financial statements have been retroactively adjusted to reflect the effects of the split.

RECENT ACCOUNTING DEVELOPMENTS

Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities

	In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 125
"Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes the financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996.



	In December 1996, the FASB issued statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("SFAS 127"). SFAS 127 delays for one year the implementation of SFAS 125, as it relates to (1) secured borrowings and collateral, and (2) transfers of financial assets that are part of repurchase agreements, dollar-rolls, securities lending and similar transactions. The Registrant has adopted portions of SFAS 125 (those not deferred by SFAS 127) effective January 1, 1997. Adoption of these portions did not have a material effect on the Registrant. Based on its review of SFAS 125, management does not believe the portions of SFAS 125 which have been deferred by SFAS 127 will have a material effect on the Registrant.



Earnings Per Share

	In February 1997, the FASB issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing and presenting earnings per share ("EPS") previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.



	Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No.15.



	SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Management is currently assessing the financial implications of implementing SFAS 128 and believes the adoption will not have a material adverse effect on reported earnings per share.


Reporting Comprehensive Income

	In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS
130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997.
Reclassification of prior periods will be required. Management is currently assessing the financial implications of implementing SFAS 130 and believes that adoption will not have a material adverse effect on the Registrant.

Disclosure about Segments for an Enterprise and Related
Information

	In June 1997, the FASB issued statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way an enterprise reports information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders.
Operating segments are components of an enterprise about which separate financial information is available, that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 requires a reconciliation of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to the amounts in the enterprise's financial statements. It also requires an enterprise to report descriptive information about the way the operating segments were determined, the products and services provided by the operating segments, and any differences between the measurements used for segment reporting and financial statement reporting.
SFAS 131 is effective for fiscal years beginning after December
15, 1997. In the initial year of application, comparative information for earlier years is to be restated. Management is currently assessing the financial implications of implementing
SFAS 131 and believes that the adoption will not have a material adverse effect on the Registrant.


Management's Discussion & Analysis

Overview

                                								    Three Months Ended         Nine Months Ended
   	                                       Sept. 30, 	  Sept. 30, 	  Sept. 30, 	  Sept. 30,
(in thousands, except ratios                  1997         1996        1997         1996
    & per share amounts)

Earnings:
    Net Income 	                             $29,893 	    $17,795 	    $85,279 	    $58,353

Per Share:
    Net Income 	                               $0.45 	      $0.28 	      $1.29 	      $0.90
    Cash Dividends 	                           $0.15 	      $0.10 	     $0.425 	      $0.30
    Book Value 	                               $8.16 	      $6.88 	      $8.16 	      $6.88
    Average Equivalent Shares 	               66,515 	     63,641 	     66,215 	     64,757

Selected Ratios:
    Return on Average Total Assets 	           1.79%       	1.23% 	      1.80% 	      1.42%
    Return on Average Stockholders' Equity 	  22.89%      	16.98%	      23.32% 	     18.28%
    Core Efficiency Ratio 	                   36.89% 	     42.60% 	     38.16% 	     42.25%
    Net Interest Margin 	                      4.60% 	      4.49% 	      4.73% 	      4.44%


	The Registrant  recognized
net income of $85.3 million, or $1.29 per share, for the first nine months of 1997, as compared with net income of $58.4 million, or $.90 per share earned in 1996. Return on average total assets and return on average stockholders' equity was 1.80% and 23.32%, respectively, for the nine months ended September 30, 1997 as compared to 1.42% and 18.28%, respectively, for the comparable prior year period.



	Net income for the third quarter ended September 30, 1997 was $29.9 million, or $.45 per share, as compared with net income of $17.8 million, or $.28 per share in 1996. Return on average total assets and return on average stockholders' equity was 1.79% and 22.89%, respectively, for the quarter ended September
30, 1997 as compared to 1.23% and 16.98%, respectively, for the comparable prior year period.



       The 1997 third quarter results, when compared with the comparable prior year period, reflect a $11.2 million increase in net interest income, a $1.9 million increase in non-interest income, exclusive of net securities gains,and a $.2 million decrease in the provision for loan losses. Additionally, the 1996 third quarter results contained an $8.4 million non-recurring charge relating to the Savings Association Insurance Fund ("SAIF") Recapitalization.
 This activity was partially offset by a $1.4 million decline in net securities gains, a $1.1 million increase in non-interest expense exclusive of the SAIF Recapitalization charge and a $7.1 million increase in the provision for income taxes.



Net Interest Income

	Net interest income, which represents the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities, is the Registrant's primary source of earnings. Net interest income is affected by the level and composition of assets, liabilities and equity, as well as changes in market interest rates.

	Net interest income increased $11.2 million or 18.7% to $71.2 million for the 1997 third quarter, as compared to $60.0 million for the comparable prior year period. This growth was achieved through a significant increase in the level of average interest earning assets and a modest improvement in the net interest margin. The net interest margin on a taxable equivalent basis grew to 4.60% during the most recent quarter when compared to 4.49% during the 1996 comparable period. Factors contributing to the widening in the net interest margin included: (a) a change in the composition of average interest earning assets;
(b) higher levels of non-interest bearing customer deposit liabilities; (c) the issuance of $100 million in capital securities, and (d) increased levels of capital. The positive impact of these factors was offset by an increase in the level of higher costing wholesale liabilities.



	Interest income increased 19.4% to $126.3 million for the third quarter when compared to $105.8 million for the comparable prior year period. This increase is attributable to a $892.5 million or 16.5% increase in average interest earning assets to $6.3 billion for the 1997 third quarter, as compared to $5.4 billion during the comparable 1996 period, and a change in the composition of average interest earning assets as evidenced by the increase in yield on such assets to 8.07% as compared to 7.85%.



	During 1997, management entered into a capital management strategy, whereby it leveraged its excess capital to generate additional net interest income. As a result of the increase in the level of interest earning assets, which were funded principally with repurchase agreements of varied maturities, additional net interest income was generated.



	Average loans , net of unearned income increased $555.2 million or 19.0% to $3.5 billion for the 1997 third quarter, representing 55% of average interest earning assets, when compared to $2.9 billion, or 54% of average interest earning assets, for the comparable prior year period. This level of growth was achieved through continued strong demand in virtually all loan categories (See "Loan Portfolio" section of this report for a detailed breakdown of the loan portfolio). The corresponding yield on average loans declined modestly to 8.79% during the most recent quarter when compared to 8.82% for the 1996 comparable period. Average loans, net of unearned income, represented 78.2% of average deposits for the quarter ended
September 30, 1997.



	Average securities increased $331.5 million or 13.4% to $2.8 billion for the 1997 third quarter when compared to $2.5 billion for the comparable prior year period (See "Securities Portfolio" section of this report for a detailed breakdown of the securities portfolio). The overall yield on the securities portfolio improved to 7.19% during the most recent quarter as compared to 6.73% during 1996. This 46 basis point improvement was achieved principally through the investment of the proceeds generated from the aforementioned leverage strategy into higher yielding securities, which reflected market interest rates at the time of investment.



	Interest expense increased to $55.1 million in the third quarter of 1997, reflecting a 4.30% cost of funds, as compared with $45.8 million, and a 4.00% cost of funds in 1996. This increase resulted from the $525.4 million increase in the level of average interest bearing liabilities, primarily, securities sold under agreements to repurchase, which was partially offset by a decline in the level of average interest bearing customer deposit liabilities.



	Average total savings and time deposits declined $190.4 million or 5.0% to $3.6 billion during 1997, when compared to $3.8 billion during 1996. The overall cost of funds on average savings and time deposits declined modestly to 3.61% during the most recent quarter from 3.64% during the comparable 1996 period. Both interest bearing customer deposit liability levels and the corresponding cost of funds declined principally as a result of management implementing its pricing strategy on customer deposit liabilities assumed in its 1996 acquisitions.



	Average demand deposits increased $120.5 million or 17.2% to $821.1 million during the third quarter of 1997 as compared to $700.6 million for 1996. The growth in the level of demand deposits has resulted from management's emphasis on converting its acquired savings bank locations into full service commercial banking locations, and an emphasis on developing deposit relationships with its borrowers. At September 30, 1997, demand deposits represented 18.4% of total deposits as compared to 15.5% at September 30, 1996.

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



                             						         Three Months Ended	              Nine Months Ended
For the Periods Ended September 30, 			        1997 vs. 1996                   1997 vs. 1996
 	 	 	                                                      Change in  	 	 	                  Change in
                                     	Average 	 Average 	Net Interest 	Average 	 Average 	Net Interest
 (in thousands) 	                      Volume     	Rate       	Income  	Volume 	    Rate 	      Income

Interest Income from Earning Assets:
Interest Earning Deposits 	                $3 	    ($2) 	          $1 	   ($54) 	   ($13) 	        ($67)
Securities 	                            5,900 	  3,128 	        9,028 	 11,094 	   9,882 	       20,976
Loans, net of unearned income & fees  	12,465    	(201) 	      12,264  	44,211 	  (1,176) 	      43,035
Federal Funds Sold 	                       78 	     12 	           90 	 (1,951) 	     92 	       (1,859)
   Total Interest Income 	             18,446 	  2,937 	       21,383  	53,300 	   8,785	        62,085


Interest Expense on Liabilities:
Savings, N.O.W & Money Market Deposits 	 (549) 	  (265) 	        (814)   	(748) 	 (1,478) 	      (2,226)
Time Deposits 	                        (1,089) 	    (5) 	      (1,094) 	 1,079 	  (1,727) 	        (648)
Federal Funds Purchased and
  Securities Sold
  Under Agreements to Repurchase 	     10,282 	    446 	       10,728 	 22,519	    1,340 	       23,859
Other Borrowings 	                        596    	(119) 	         477 	    424 	    (109) 	         315
   Total Interest Expense 	             9,240 	     57 	        9,297 	 23,274 	  (1,974) 	      21,300
Net Change in Net Interest Income 	    $9,206 	 $2,880 	      $12,086 	$30,026 	 $10,759 	      $40,785

 The above table is presented
  on a tax equivalent basis.

	The following tables present an analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the three and nine months ended
September 30, 1997 and 1996, respectively:


For the Three Months Ended September 30,       	 	            1997 	 	 	                       1996
                                                  	Average 	          	Average     Average 	 	         Average
 (dollars in thousands ) 	                         Balance 	 Interest    	Rate 	   Balance	  Interest 	   Rate
Interest Earning Assets:
Interest Earning Deposits  	                        $2,849 	      $36   	5.01% 	    $2,657 	      $35    5.24%
Securities 	                                     2,812,132 	   50,988 	  7.19% 	 2,480,639 	   41,960 	  6.73%
Loans, net of unearned income & fees 	           3,480,391 	   77,120 	  8.79%	  2,925,239 	   64,856 	  8.82%
Federal Funds Sold  	                               20,397 	      281 	  5.47% 	    14,744 	      191 	  5.15%
  Total Interest Earning Assets 	                6,315,769   	128,425 	  8.07% 	 5,423,279 	  107,042 	  7.85%


Allowance for Loan Losses 	                        (56,311) 	 	 	                  (56,766)
Cash and Due from Banks 	                          116,597 	 	 	                   153,505
Other Non-Interest Earning Assets (1) 	            240,885 	 	                    	213,576
 Total Assets 	                                 $6,616,940 	 	 	                $5,733,594


Interest Bearing Liabilities:
Savings, N.O.W & Money Market Deposits 	        $1,903,651 	  $10,576   	2.20% 	$2,005,414 	  $11,390 	  2.26%
Time Deposits 	                                  1,726,833 	   22,473 	  5.16% 	 1,815,426 	   23,567	   5.16%
  Total Savings and Time Deposits 	              3,630,484 	   33,049 	  3.61%	  3,820,840 	   34,957 	  3.64%
Federal Funds Purchased & Securities Sold
  Under Agreements to Repurchase 	               1,383,389 	   20,818 	  5.97%	    700,746 	   10,090 	  5.73%
Other Borrowings                                   	72,500 	    1,273 	  6.97% 	    39,348 	      796 	  8.05%
 Total Interest Bearing Liabilities 	            5,086,373 	   55,140 	  4.30%	  4,560,934 	   45,843 	  4.00%
Rate Spread 	 	 	                                                        3.77% 	 	 	                     3.85%
Non-Interest Bearing Deposits 	                    821,068 	 	 	                   700,565
Other Non-Interest Bearing Liabilities 	            91,815 	 	 	                    55,128
 Total Liabilities 	                             5,999,256 	 	 	                 5,316,627
Company-Obligated Mandatorily Redeemable Capital
   Securities of Subsidiary Trust 	                 99,645 	 	 	                         -
 Stockholders' Equity 	                            518,039 	 	 	                   416,967
 Total Liabilities and Stockholders' Equity 	   $6,616,940 	 		                 $5,733,594
Net Interest Income and Net Interest Margin  	 	              73,285 	   4.60% 		              61,199 	  4.49%
Less: Tax Equivalent Basis Adjustment 	 	                     (2,093) 	 	 	                    (1,243)
     Net Interest Income 	 	                                 $71,192 	 	 	                    $59,956


(1)  Unrealized gains/(losses) on
available-for-sale securitiesa are recorded in other non-interest earning assets.


For the Nine Months Ended September 30,  	 	                   1997 	 	 	                         1996
 	                                                   Average 	 	          Average 	     Average 	 	          Average
 (dollars in thousands )                     	       Balance   Interest 	    Rate 	     Balance	  Interest 	    Rate
Interest Earning Assets:
Interest Earning Deposits  	                          $2,701 	     $106 	   5.25% 	      $4,057 	     $173	    5.70%
Securities 	                                       2,648,635 	  142,327 	   7.18% 	   2,430,065 	  121,351 	   6.67%
Loans, net of unearned income & fees 	             3,353,105 	  221,871 	   8.85%	    2,683,147 	  178,836 	   8.90%
Federal Funds Sold  	                                 14,096 	      576 	   5.46% 	      61,883 	    2,435 	   5.26%
  Total Interest Earning Assets 	                  6,018,537 	  364,880 	   8.11%	    5,179,152 	  302,795 	   7.81%


Allowance for Loan Losses 	                          (55,563) 	 	 	                     (57,900)
Cash and Due from Banks 	                            123,309 	 	 	                      137,065
Other Non-Interest Earning Assets (1) 	              260,260 	 	 	                      224,171
 Total Assets 	                                   $6,346,543 	 	 	                   $5,482,488


Interest Bearing Liabilities:
Savings, N.O.W & Money Market Deposits 	          $1,935,714 	  $31,836	    2.20% 	  $1,979,216 	  $34,062 	   2.30%
Time Deposits 	                                    1,751,446 	   67,370 	   5.14% 	   1,723,174 	   68,018	    5.27%
  Total Savings and Time Deposits 	                3,687,160 	   99,206 	   3.60%	    3,702,390 	  102,080 	   3.68%
Federal Funds Purchased & Securities Sold
  Under Agreements to Repurchase 	                 1,125,692 	   50,048 	   5.94%	      617,346 	   26,189 	   5.67%
Other Borrowings 	                                    47,637 	    2,723 	   7.64% 	      40,255 	    2,408 	   7.99%
 Total Interest Bearing Liabilities 	              4,860,489 	  151,977 	   4.18%	    4,359,991 	  130,677 	   4.00%
Rate Spread 	 	 	                                                           3.93% 	 	 	                        3.81%
Non-Interest Bearing Deposits 	                      789,233 	 	 	                      627,718
Other Non-Interest Bearing Liabilities 	             108,172 	 	 	                       68,493
 Total Liabilities 	                               5,757,894 	 	 	                    5,056,202
Company-Obligated Mandatorily Redeemable Capital
   Securities of Subsidiary Trust 	                   99,641 	 	 	                            -
 Stockholders' Equity 	                              489,008 	 	 	                      426,286
 Total Liabilities and Stockholders' Equity 	     $6,346,543 	 		                    $5,482,488
Net Interest Income and Net Interest Margin  	 	                212,903 	   4.73% 	                172,118 	   4.44%
Less: Tax Equivalent Basis Adjustment 	 	                       (5,422) 	 	    	                   (2,702)
     Net Interest Income 	 	                                   $207,481 	 	 	                     $169,416


(1)  Unrealized gains/(losses) on
available-for-sale securities are recorded in other non-interest earning assets.


Non-Interest Income


	Non-interest income, exclusive of net securities gains, increased 25.6% to $ 9.5 million in the 1997 third quarter, when compared to $7.6 million in the comparable prior year period.
The increase during the most recent quarter resulted from a $.5 million or 12.8% increase in fees and service charges on deposit accounts to $4.8 million, a $.9 million or 61.3% increase in broker commissions and trust fees to $2.3 million and, a $.5 million or 35% increase in other operating income to $1.8 million. The growth experienced in non-interest income is attributable to the Registrant's success in delivering expanded products and services through the additional retail outlets and expanded customer base through the Registrant's 1996 acquisitions.



Non-Interest Expense

	Non-interest expense, exclusive of the $8.4 million non-recurring SAIF Recapitalization charge recognized during the third quarter of 1996, increased $1.1 million during the 1997 third quarter to $30.6 million compared to $29.5 million during the comparable prior year period. The increase in non-interest expense during the 1997 third quarter principally reflects the carrying costs of approximately $2.2 million associated with the December 1996 issuance of $100 million in 8.70% capital securities.

	The Registrant's core efficiency ratio, which represents the ratio of non-interest expense, net of other real estate costs and other non-recurring charges, to net interest income on a taxable equivalent basis and non-interest income net of securities gains, was 36.89% and 38.16% for the three and nine months ended September 30, 1997, respectively, as compared to 42.60% and 42.25%, respectively, for the comparable prior year periods. The reduction in the core efficiency ratio resulted from management's success in increasing net interest income and achieving the operating efficiencies and revenue enhancements anticipated with its 1996 acquisitions. Management continually monitors its operating costs to ensure a high degree of customer service in the most efficient manner possible.

Income Taxes

	The Registrant's effective tax rate was 38.6% for the 1997 third quarter, as compared to 39.6% for the comparable prior year period. The Registrant's effective tax rate was 39.1% for the nine months ended, September 30, 1997, as compared to 40.4% for the comparable prior year period. The modest decline in the Registrant's effective tax rate for the aforementioned periods was achieved through the implementation of certain tax planning strategies.


Loan Portfolio

	The following table represents the components of the loan portfolio for the periods indicated (dollars in thousands):

                                 	Sept. 30,  	% of  	December 31, 	% of 	  Sept. 30,  	% of
  	                                   1997  	Total 	      1996   	Total 	       1996 	Total
Mortgage Loans-Multi-family 	   $1,134,593 	   32% 	    $956,718 	  29%     $836,584 	  27%
Mortgage Loans-Residential 	       976,658 	   28% 	     985,983 	  31% 	    970,755	   32%
Mortgage Loans-Commercial 	        657,157 	   19% 	     635,042   	20% 	    593,132	   20%
Commercial & Industrial 	          409,949    	12% 	     347,437   	11% 	    344,506	   12%
Consumer Loans and Leases 	        294,156 	    8% 	     219,127 	   7% 	    196,373 	   7%
Construction  and Land Loans 	      52,801 	    1% 	      49,779 	   2% 	     53,517 	   2%
                               	$3,525,314 	  100% 	  $3,194,086 	 100% 	 $2,994,867 	 100%




	 The loan portfolio is concentrated primarily in loans secured by real estate in the New York metropolitan area. The risk inherent in this portfolio is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrowers.



	Total loans increased $331.2 million from $3.2 billion at December 31, 1996 to $3.5 billion at September 30, 1997, representing an annualized increase of 13.8%, due to continued strong demand in virtually all loan categories.



Asset Quality

	The components of non-performing assets and restructured, accruing loans are delineated below (in thousands):

                                     	Sept. 30,    	December 31,    	Sept. 30,
    	                                     1997 	           1996 	        1996
Loans Ninety Days Past
    Due and Still Accruing 	            $2,043 	         $2,596	       $3,324
Non-Accrual Loans 	                     10,256 	         17,745 	      21,602
   Non-Performing Loans 	               12,299 	         20,341 	      24,926
Other Real Estate 	                      5,499 	          1,898 	       3,751
   Non-Performing Assets 	             $17,798 	        $22,239 	     $28,677


Restructured, Accruing Loans 	         $12,204 	        $13,734 	     $14,292




	At September 30, 1997, non-performing assets, which include loans past due ninety days and still accruing interest, non-accrual loans and other real estate, declined to $17.8 million when compared to $22.2 million at December 31, 1996.
During the most recent quarter the Registrant sold for cash approximately $6.5 million in non-performing loans and potential problem loans against which it recognized a $1.8 million charge to the allowance for loan losses. Non-performing assets declined $10.9 million at September 30, 1997 when compared to $28.7 at September 30, 1996. Non-performing loans at September 30, 1997 consisted of $4.0 million in commercial loans, $2.6 million in commercial mortgages, $4.4 million in residential mortgages, $.1 million in construction and land loans, $1.1 million in consumer loans and leases.



	Loans are classified as restructured when management has granted, for economic or legal reasons related to the borrower's financial difficulties, concessions to the customer that it would not otherwise consider. Generally, this occurs when the cash flow of the borrower is insufficient to service the loan under its original terms. Loans restructured are reported as such in the year of restructuring. In subsequent reporting periods, if the loan was restructured to yield a market rate of interest, is performing in accordance with the restructure terms and management expects such performance to continue, the loan is then removed from its restructured status. Restructured, accruing loans declined modestly to $12.2 million at September 30, 1997, as compared with $13.7 million at December 31, 1996, and declined $2.1 million from $14.3 million at September 30, 1996. The decline in the level of restructured accruing loans was achieved through principal repayments, maturities and renewals at market terms, and the satisfaction of the performance requirements on certain of these loans during the past year.

At September 30, 1997, the portfolio of
restructured, accruing loans is comprised primarily of loans which have demonstrated performance in accordance with the terms of their restructure agreements, however, did not yield a market rate of interest at the time of restructuring.



	The following table represents a summary of the changes in the allowance for loan losses (in thousands):


For the Nine Months Ended Sept. 30, 	                             1997 	      1996
Balance at Beginning of Year 	                                 $53,894  	  $56,627
Provision for Loan Losses 	                                      4,500 	     5,100
Recoveries Credited to the Allowance 	                           1,522 	     1,445
 	                                                              59,916 	    63,172
Losses Charged to the Allowance 	                               (5,305) 	  (11,756)
Additional Allowance Acquired in Purchase Acquisitions 	             - 	     3,092
North Side Net Activity for the
   Three Months Ended December 31,1995 	                             - 	       190
Balance at End of Period 	                                     $54,611 	   $54,698


Net Charge-Offs to Average Loans,
   Net of Unearned Income & Fees	                                0.15% 	     0.51%
Allowance of Loan Losses to Period End Loans, net
    of unearned income & fees 	                                  1.56% 	     1.84%
Ratio of Allowance for Loan Losses to
    Non-performing Loans Inclusive of 90 day Delinquencies 	      444%	       219%






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



	The growth in consumer loans has resulted from management's decision to expand its indirect dealer network. Through this network the Registrant increased consumer loan originations, principally new car loans. The credit risk in auto lending is dependent upon the creditworthiness of the borrower and the value of the collateral. The average loan originated is generally between $15 - $20 thousand for periods ranging from 24
- 60 months. The Bank accepts substantially only "A" rated paper, which are borrowers without past credit history problems.



	The provision for loan losses declined to $1.5 million during the current quarter, as compared to $1.7 million in the 1996 comparable period. While management uses available information in estimating possible loan losses, future additions to the allowance may be necessary based on future changes in economic conditions. Based on current economic conditions, management considers the allowance for loan losses at September 30, 1997 adequate to cover the possible credit losses inherent in the loan portfolio.

Securities Portfolio

	The composition of and the amortized cost and estimated fair values of held-to-maturity and available-for-sale securities portfolios were as follows (in thousands):


                          					           Sept. 30, 1997	       December 31, 1996	  Sept. 30, 1996
Held-to-Maturity Securities 	             Amortized  	    Fair 	     Amortized 	    Fair	    Amortized 	 Fair
                                         	Cost 	          Value 	    Cost 	         Value 	  Cost 	      Value
Mortgage-Backed Securities 	             $1,038,712  $1,040,294   	 $1,162,814	 $1,156,310 	  $883,604 	  $867,509
State & Municipal Obligations 	             114,569 	   115,814 	      121,945	    121,664 	   122,631 	   120,961
U.S. Government Agencies' Obligations 	       2,429 	     2,372 	        2,601	      2,601 	     2,662 	     2,662
Other Securities 	                           10,619 	    10,663        	12,755 	    12,897 	    19,750	     19,909
 	                                       $1,166,329 	$1,169,143    	$1,300,115  $1,293,472 	$1,028,647	 $1,011,041


					         Sept. 30, 1997	       December 31, 1996	         Sept. 30, 1996
Available-for-Sale 	                      Amortized 	      Fair 	    Amortized 	    Fair 	   Amortized 	 Fair
  	                                       Cost 	           Value 	   Cost 	         Value 	  Cost 	      Value

Mortgage-Backed Securities 	             $1,256,621 	$1,268,565 	     $648,302	   $646,825 	$1,177,793 	$1,165,379
U.S. Government Agencies' Obligations 	     136,497 	   138,593 	       94,262	     93,251 	   $70,418 	   $70,030
U.S. Treasury Securities 	                   29,881 	    29,976 	       78,760 	    76,990	   $118,389 	  $115,020
Other Securities 	                          186,418    	196,603 	       39,728 	    40,325 	   $46,075	    $46,256
 	                                       $1,609,417 	$1,633,737      	$861,052 	  $857,391 	$1,412,675	 $1,396,685




	Management's strategy for the securities portfolio is to maintain a short-weighted average life to minimize the exposure to future rises in interest rates and to provide cash flows that may be reinvested at current market interest rates. The combined weighted average lives of the held-to-maturity and available-for-sale securities portfolios at September 30, 1997 was 4.9 years.



	During the most recent quarter securities available-for-sale increased $776.3 million to $1.6 billion when compared to $.9 billion at December 31, 1996. This increase resulted from management's decision to leverage the Registrant's excess capital through the purchase of mortgage backed securities funded with repurchase agreements of varied maturities.



	The net unrealized gain on securities available-for-sale improved to $24.3 million at September 30, 1997, as compared with a net unrealized loss of $3.7 million at December 31, 1996.
 This improvement was attributable to lower market interest rates and appreciation on the equities portfolio at September 30, 1997.



	Mortgage-backed securities ("MBS") classified as held-to-maturity included $626.6 million in collateralized mortgage obligations ("CMO") at September 30, 1997. Mortgage-backed securities classified as available-for-sale included $564.2 million in CMO's at September 30, 1997. These CMO securities, collateralized by either U.S. Government Agency MBS's or whole loans, are principally conservative current pay sequentials or PAC structures with a current weighted average life of 3.3 years.



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



	At September 30, 1997, other securities maintained in the available-for-sale portfolio were comprised principally of common stock, preferred stock, and capital securities of other financial institutions.



	At September 30, 1997, held-to-maturity securities carried at $477 million and available-for-sale securities carried at $1.2 billion were pledged for various purposes as required by law and to secure securities sold under agreements to repurchase and other borrowings.

Borrowings


	Federal Funds & Purchased Securities Sold Under Repurchase
Agreement


     	Federal funds purchased & securities sold under agreements to repurchase increased $709.2 million from $621.8 million at December 31, 1996 to $1.3 billion at September 30, 1997. These increased borrowing arrangements were entered into to principally fund the purchases of mortgage-backed securities as previously discussed.



     	At September 30, 1997, federal funds purchased & securities sold under agreements to repurchase were comprised of $388.7 million in short-term arrangements (arrangements with an original maturity less than one year), at a 5.68% cost of funds and $942.4 million in intermediate term arrangements, (arrangements with original maturities ranging from one to five years) at 6.01% cost of funds, for an overall weighted average cost of funds of 5.92%.



	Qualifying repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities in the balance sheet. The dollar amount of securities underlying the agreements remains in the asset accounts, although the securities underlying the agreements are delivered to the brokers who arranged the transactions.



	Other Borrowings

	During 1994, the Registrant issued a $25.0 million, 7.56% Senior Note (the "Note") due April 20, 1999. The Note imposes certain restrictions on the Registrant. These restrictions include, but are not limited to, the maintenance of certain capital levels, limitations on the payment dividends, limitations on the repurchase of common stock, and additionally, the Note contains certain prepayment penalties. At September
30, 1997, the Registrant was in compliance with the covenants of the Note.



	At September 30, 1997, the Registrant had $10 million in long-term Federal Home Loan Bank advances outstanding. These advances bear an interest rate of 10% and mature on April 28, 1999. Additionally, the Registrant had $50 million in short-term Federal Home Loan Bank advances outstanding, at an interest ratio of 5.69%. These Federal Home Loan Bank advances are collateralized with mortgage loans.



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



	The Registrant's sources of liquidity include dividends from its subsidiaries, borrowings, and funds available through the capital markets. Dividends from the Bank are limited by New York State Banking Department regulations to the current year's earnings plus the prior two years' retained net profits.
Pursuant to this regulation, the Bank had $126.6 million of retained earnings available for dividends to the Registrant as of September 30, 1997.



	The Bank has numerous sources of liquidity including loan and security principal repayments and maturities, lines of credit with other financial institutions, the ability to borrow under repurchase agreements utilizing its unpledged securities portfolio, the sale of securities from its available-for-sale portfolio, the securitization of loans within the portfolio, whole loan sales and growth in its core deposit base. At
September 30, 1997 the bank had aggregate lines of credit of $150 million with corespondent banks to provide short-term credit for regulatory liquidity requirements.



	The Bank has the ability, as a member of the Federal Home Loan Bank ("FHLB") system, to borrow $615 million on a secured basis, utilizing mortgage related loans and securities as collateral, for terms ranging from one day to ten years at both fixed and variable rates. As of September 30, 1997, the Bank had $270.4 million in such borrowings outstanding.



	The Registrant's and the Bank's liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Management believes that the Registrant and Bank have sufficient liquidity to meet their operating requirements.



	On September 23, 1997, the Board of Directors declared a quarterly cash dividend of $0.15 per share payable November 14, 1997 to shareholders of record at the close of business October
23, 1997.



Capital

	The Registrant and the Bank are subject to the risk based capital guidelines administered by the banking regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. The guidelines currently require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including a minimum ratio of Tier 1 capital to total risk weighted assets of 4% and a Tier 1 capital to average assets of 4%. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Registrant's financial statements. As of September 30, 1997, the most recent notification from the federal banking regulators categorized the Registrant and the Bank as "well capitalized" under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier 1 capital to total risk weighted assets ratio of at least 6%, a minimum leverage ratio of at least 5% and not be subject to any written order, agreement or directive. There are no conditions or events since such notification that management believes have changed this classification.



	The following table sets forth the Registrant's regulatory capital at September 30, 1997 and September 30, 1996, under the rules applicable at such dates. At such date, management believes that the Registrant meets all capital adequacy requirements to which it is subject.


								                                  Sept. 30, 1997        Sept. 30, 1996
 (dollars in thousands ) 	                Amount 	  Ratio   	  Amount   	Ratio
Tier 1 Capital 	                        $547,759 	 14.34% 	  $355,447 	 11.75%
Regulatory Requirement                  	152,779   	4.00%    	120,984 	  4.00%
Excess 	                                $394,980  	10.34%   	$234,463   	7.75%


Total Risk Adjusted Capital            	$595,587  	15.59% 	  $393,463  	13.01%
Regulatory Requirement 	                 305,559   	8.00% 	   241,968 	  8.00%
Excess 	                                $290,028   	7.59% 	  $151,495   	5.01%


Risk Weighted Assets 	                $3,819,483 	 	       $3,024,605




	The Registrant's leverage capital ratio at September 30, 1997 was 8.38%. The Tier 1, total risk based and leverage capital ratios of the Bank were 11.67%, 12.92% and 6.66%, respectively, at September 30, 1997.



	The Registrant's capital ratios were favorably impacted by the issuance of $100 million of 8.70% Capital Securities on December
31, 1996, which under regulatory guidelines, qualify as Tier 1 capital.

Other Matters

	The Registrant has made and will continue to make significant investments in preparing for the "Year 2000", that is, the technological and computer program modifications that may be required to ensure a smooth transition of the Registrant's information systems from the twentieth to the twenty-first century. Currently, no substantial risk to the Registrant's operations or capital are anticipated. Management continues to monitor the adequacy of the Registrant's preparations in the area.

                                   SIGNATURES





		Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

















					Date:  November 14, 1997 	/s/  Daniel M. Healy
		 									                        Daniel M. Healy
   									                        Executive Vice President &
   									                        Chief Financial Officer

                                [EXHIBIT  11]
                      North Fork Bancorporation, Inc.

          COMPUTATION OF NET INCOME PER COMMON EQUIVALENT SHARE
                              September 30, 1997
                                  (Unaudited)



 	                               Sept. 30, 1996 	Sept. 30, 1996 	Sept. 30, 1997 	Sept. 30, 1996
Net Income 	                        $29,892,812 	$   17,794,826    	$85,278,561 	   $58,353,109


Common Equivalent Shares:


Weighted Average Common
  Shares Outstanding 	              65,964,269	     62,566,302 	     65,769,042 	    63,819,482
Weighted Average Common
  Equivalent Shares  	                 550,336 	     1,074,818	         446,294 	       937,284
Weighted Average Common
  and Common Equivalent Shares 	    66,514,605     	63,641,120 	     66,215,336 	    64,756,766


Net Income per Common
  Equivalent Share 	                     $0.45 	         $0.28 	          $1.29	          $0.90
