Form 10-K405
period 1997-12-31
NORTH FORK BANCORPORATION INC
filed 1998-03-17
CIK 352510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED        DECEMBER 31, 1997

COMMISSION FILE NUMBER           1-10458

                         NORTH FORK BANCORPORATION, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                 36-3154608
(STATE OR OTHER JURISDICTION OF                          (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

 275 BROAD HOLLOW ROAD, MELVILLE, NEW YORK               11747
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)     (516) 844-1004

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                     -----------------------------------------
COMMON STOCK, PAR                                 NEW YORK STOCK EXCHANGE
 VALUE $2.50

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X )

         As of March 13, 1998, there were 67,665,785 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's common stock (based on the average stock price on March 13, 1998) held by non-affiliates was approximately $2,414,823,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the specified parts of this Annual Report:

         North Fork Bancorporation, Inc. 1997 Annual Report to Shareholders - Parts I, II and IV.

         North Fork Bancorporation, Inc. 1998 Definitive Proxy Statement - Part III


         CAUTIONARY STATEMENT UNDER FEDERAL SECURITIES LAWS: The information contained in this Annual Report on Form 10-K and in certain sections of the Registrant's 1997 Annual Report to Shareholders incorporated herein by reference contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and current expectations, estimates and projections about the Registrant's financial condition and results of operations. Words such are "expects," "believes," "should," "plans," "will," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in economic and market conditions, including unanticipated fluctuations in interest rates, effects of state and federal regulation and risks inherent in banking operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Registrant undertakes no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1 BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         North Fork Bancorporation, Inc. (the "Registrant"), with its executive headquarters located in Melville, New York, is a bank holding company organized under the laws of the State of Delaware in 1980 and registered under the Bank Holding Company Act of 1956, as amended. The Registrant's primary subsidiary, North Fork Bank ("North Fork"), operates 80 retail banking facilities throughout Suffolk and Nassau Counties on Long Island, New York, as well as in the New York City boroughs of Manhattan, Queens, and the Bronx and in Westchester and Rockland Counties, North of New York City.

         In December 1997, the Registrant completed its purchase acquisition of Branford Savings Bank ("Branford"), a Connecticut chartered savings bank. At December 31, 1997, Branford had total assets of $179 million, deposits of $160 million, and stockholder's equity of $16.6 million. Branford, which will continue to operate as a separate subsidiary, operates five retail banking facilities in the Connecticut county of New Haven. The Registrant issued 1,282,901 shares of its common stock to Branford shareholders and paid cash in the amount of $3 million to the holder of Branford's outstanding warrants.

         On October 7, 1997, the Registrant entered into an agreement and plan of merger with New York Bancorp, the parent company of Home Federal Savings Bank ("Home Federal"), whereby it would acquire New York Bancorp in a stock-for-stock merger. Under the terms of the agreement, each share of New York Bancorp common stock will be converted into the Registrant's common stock at a fixed exchange ratio of 1.19. The transaction is expected to be treated as a tax-free reorganization and accounted for using the pooling-of-interests method of accounting. On January 30, 1998, the shareholders of both companies voted to approve merger. The Registrant has received the requisite regulatory approvals from the Federal Reserve Bank, the Federal Deposit Insurance Corporation, and the New York State Banking Department. It is anticipated that the transaction will close on March 27, 1998, following receipt of all required regulatory approvals and certain other customary closing conditions.

         In anticipation of its merger with New York Bancorp, the Registrant enhanced its regulatory capital ratios through the issuance of $100 million of 8.0% Capital Pass-Through Securities ("Capital Securities") in December 1997. At December 31, 1997, the Registrant's total risk adjusted and leverage capital ratios were 18.61% and 10.08%, respectively.

         At December 31, 1997, New York Bancorp had total assets of $3.3 billion, net loans of $2.0 billion, deposits of $1.7 billion, and stockholders' equity of $178 million. Home Federal operates 35 branch offices in the New York City boroughs of Kings, Queens, and Richmond and Nassau and Suffolk Counties on Long Island, New York. Additional information is set forth on "Note 2 - Business Combinations" (pages 33-35) of the Registrants' 1997 Annual Report to Shareholders included as exhibit 13 herewith and incorporated by reference.

         On December 31, 1996, North Side Savings Bank ("North Side") was merged with and into North Fork. North Side had $1.6 billion in total assets, $1.2 billion in deposit liabilities, $124.4 million in capital and operated seventeen full-service banking facilities in the New York City boroughs of Bronx and Queens, as well as Nassau and Suffolk Counties on Long Island, New York. Pursuant to the merger agreement, the Registrant issued 15.1 million shares of its common stock to North Side shareholders. The merger was accounted for under the pooling-of-interests method of accounting.

         In March 1996, North Fork completed its purchase of the domestic commercial banking business of Extebank ("Extebank"). Extebank had $388 million in total assets, $200 million in net loans, $348 million in deposit liabilities, $30 million in capital and operated eight full-service banking facilities in the metropolitan New York area, including Manhattan. Additionally, in March 1996 North Fork acquired ten Long Island branches of First Nationwide Bank, and assumed $572 million of deposit liabilities for which it paid a deposit premium of 6.35%.

GENERAL DEVELOPMENT OF BUSINESS (CONTINUED)

         In July 1995, the Registrant consummated its purchase of Great Neck Bancorp, parent company of Bank of Great Neck, a Long Island based commercial bank ("Great Neck"). Great Neck had net assets of $91 million, including $49.4 million in net loans and $90.3 million in deposits and was merged into North Fork.

         In November 1994, Metro Bancshares Inc. ("Metro"), parent company of Bayside Federal Savings Bank ("Bayside"), was merged with and into the Registrant. Simultaneously, Bayside was merged with and into North Fork. Bayside had $1.0 billion in total assets, $.9 billion in deposit liabilities, $83.5 million in capital, and operated thirteen full-service banking facilities in the New York City borough of Queens and Nassau and Suffolk Counties on Long Island, New York. The merger was accounted for under the pooling-of-interests method of accounting.

         North Fork itself is the result of the 1992 merger of the Registrant's two former banking subsidiaries, the North Fork Bank & Trust Company ("Bank & Trust"), which was the Registrant's original subsidiary bank, and Southold Savings Bank ("Southold"), which the Registrant acquired by merger in 1988. In 1992, Bank & Trust was merged with and into Southold; Southold then converted its charter from that of a state savings bank to a state commercial bank and changed its name to North Fork Bank.

         Additionally, the Registrant has several active non-bank subsidiaries, none of which accounted for a significant portion of the Registrant's consolidated assets, nor contributed significantly to the Registrant's consolidated results of operations, at and for the year ended December 31, 1997.

DESCRIPTION OF BUSINESS

         The Registrant, through its primary subsidiary North Fork Bank, provides a variety of banking and financial services to middle market and small business organizations, local governmental units, and retail customers in the metropolitan New York area. North Fork's major competitors across the entire line of its products and services are local branches of large money-center banks headquarters in New York City and other major commercial banks headquarters in New York State. North Fork also competes with other independent commercial banks in its marketplace for loans and deposits; with local savings and loan associations and savings banks for deposits and mortgage loans; with credit unions for deposits and consumer loans; with insurance companies and money market funds for deposits; and with local consumer finance organizations and the financing affiliates of consumer goods manufacturers (especially automobile manufacturers) for consumer loans. In setting rate structures for North Fork's loan and deposit products, management refers to a wide variety of financial information and indices, including the rates charged or paid by the major money-center banks, both locally and in the commercial centers, and the rates fixed periodically by smaller, local competitors.

         The Registrant and its subsidiaries, in their normal course of business, are subject to various regulatory statutes and guidelines. Additional information is set forth under the caption "Capital" (pages 21 - 22) in Management's Discussion and Analysis and "Note 14 - Regulatory Matters" (pages 49 - 50) of the Registrant's 1997 Annual Report to Shareholders included as
Exhibit 13 herewith and incorporated herein by reference.

         As of December 31, 1997, the Registrant and its consolidated subsidiaries had approximately 1,273 full-time equivalent employees.

ITEM 2 PROPERTIES

         The executive and administrative offices of the Registrant and its bank subsidiaries are located at 275 Broad Hollow Road, Melville, New York 11747. The Registrant currently leases 63,000 square feet of the building, representing approximately 60% of the building's rentable space.

         North Fork maintains its data processing and operations center in a 44,900 square foot owned facility, located at 9025 Main Road, Mattituck, New York 11952.

         At December 31, 1997, the Registrants' bank subsidiaries owned 49 of their branch banking offices (see "Note 6 - Premises and Equipment" (page 39) of the Registrant's 1997 Annual Report to Shareholders included as Exhibit 13 herewith and incorporated herein by reference) and leased 58 branch banking offices under various lease arrangements expiring at various times through 2016 (see "Note 15 - Other Commitments and Contingent Liabilities (B) Lease Commitments" (page 51) of the Registrant's 1997 Annual Report to Shareholders included as Exhibit 13 herewith and incorporated herein by reference). North Fork and Branford are also obligated under several other leases for facilities, which are either used in conducting banking and non-banking activity, or have been vacated by North Fork and Branford, as a result of its consolidation of operations following its recent mergers and acquisitions. The facilities owned or occupied under lease by the Registrant and its bank subsidiaries are considered by management to be well located and suitably equipped to serve as banking and financial services facilities.

ITEM 3 LEGAL PROCEEDINGS

         The information required by this item is set forth under the caption "Note 15 - Other Commitments and Contingent Liabilities (C) Other Matters" (page
51) in the Registrant's 1997 Annual Report to Shareholders included herein as
Exhibit 13, and incorporated herein by reference.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Registrant held a special meeting of its stockholders on January 30, 1998 to approve the merger with New York Bancorp. The Registrant's stockholders approved the merger with 47,533,967 affirmative votes cast, 93,568 negative votes cast and 201,869 votes abstaining.

ITEM 4A EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, position and business experience during the past five years of each of the executive officers of the Registrant as of January 1, 1998, are presented in the following table. The officers are elected annually by the Board of Directors.

Name                            Age         Positions Held in Most Recent 5 Years
----                            ---         -------------------------------------
John A. Kanas                   51           Chairman, President and Chief Executive Officer of the Registrant and
                                             North Fork, throughout the past five years.

John Bohlsen                    55           Vice Chairman of the Registrant and North Fork.  Mr. Bohlsen also has been President of The Helm Development Corp., a real estate company, throughout the past five years.

Thomas M. O'Brien               47           Vice Chairman of the Registrant and North Fork (since January 1997).
                                             Mr. O'Brien was Chairman, President and Chief Executive Officer of
                                             North Side Savings Bank, throughout the preceding five years.

Daniel M. Healy                 55           Executive Vice President and Chief Financial Officer of the Registrant
                                             (since March 1992).  Previously, Mr. Healy was a partner with the accounting firm of KPMG Peat Marwick LLP.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Registrant's common stock is traded on the New York Stock Exchange under the symbol NFB. As of February 26, 1998, there were 6,161 shareholders of record of the Registrant's common stock.

         On February 25, 1997, the Registrants' Board of Directors approved a two-for-one common stock split. The additional shares were issued on May 15, 1997 to shareholders of record on April 25, 1997. Additionally, during 1997, the Registrant declared dividends of $.125 per share for the first quarter and $.15 per share for the second, third, and fourth quarters, respectively. During 1996, the Registrant declared dividends of $.10 per share for the first, second, and third quarters, respectively, and $.125 per share for the fourth quarter.

         For additional information regarding dividends and restrictions thereon, and market price information, refer to the "Selected Financial Data" (page 9), the "Liquidity" section of Management's Discussion and Analysis (pages 17-18), the "Selected Statistical Data" (page 25), "Note 8 - Other Borrowings" (page 41), and "Note 14 - Regulatory Matters" (page 49-50) of the Registrant's 1997 Annual Report to Shareholders included herewith as Exhibit 13 and incorporated herein by reference.

ITEM 6 SELECTED FINANCIAL DATA

         The information required by this item is set forth in "Selected Financial Data" (page 9) of the Registrant's 1997 Annual Report to Shareholders included herewith as Exhibit 13 and incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is set forth in Management's Discussion and Analysis, (pages 10 - 25) of the Registrant's 1997 Annual Report to Shareholders included herewith as Exhibit 13 and incorporated herein by reference.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following information is set forth in the Registrant's 1997 Annual Report to Shareholders included herewith as Exhibit 13 and incorporated herein by reference:

         Unaudited Quarterly Financial Information (page 25); the Consolidated Financial Statements (pages 26-29); the Notes to the Consolidated Financial Statements (pages 30-53); the Independent Auditors' Report (page 54); and the Report of Management (page 55).

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants on accounting and financial disclosure as defined in Item 304 of Regulation S-K.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is set forth under the caption "Election of Directors and Information with Respect to Directors and Officers" (pages 3 - 6) in the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on Tuesday, April 28, 1998, which is incorporated herein by reference, and in Part I of this report under the caption
Item 4A "Executive Officers of the Registrant".

ITEM 11 EXECUTIVE COMPENSATION

         The information required by this item is set forth under the captions "Compensation of Directors" (page 8), "Executive Compensation" (pages 8 - 25), and "Retirement Plans" (pages 25-26) in the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholder's to be held April 28, 1998, which is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is set forth under the caption "Certain Beneficial Ownership" and "Nominees for Director and Directors Continuing in Office" (pages 2 - 6) in the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholder's to be held April 28, 1998, which is incorporated herein by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is set forth under the caption "Transactions with Directors, Executive Officers and Associated Persons" (page
26) in the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held April 28, 1998, which is incorporated herein by reference.

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The consolidated financial statements, including notes thereto, and financial schedules of the Registrant, required in response to this item as set forth in response to Part II, Item 8 of this Annual Report are incorporated herein by reference to the Registrant's 1997 Annual Report to Shareholders filed herewith as Exhibit 13.

            1.  Financial Statements                                     Page No.
                --------------------                                     --------
                Consolidated Statements of Income                           26
                Consolidated Balance Sheets                                 27
                Consolidated Statements of Cash Flows                       28
                Consolidated Statements of Changes
                  in Stockholders' Equity                                   29
                Notes to Consolidated Financial Statements                30-53
                Report of Independent Public Accountants                    54
                Report of Management                                        55

            2.  Financial Statement Schedules
                -----------------------------

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

            3.  Exhibits
                --------

                The exhibits listed on the Exhibit Index page of this Annual Report are incorporated herein by reference or filed herewith as required by Item 601 of Regulation S-K (each management contract or compensatory plan or arrangement listed therein is identified).

         (b) Current Report on Form 8-K filed during the fourth quarter of 1997 are as follows:

                On October 8, 1997, the Registrant filed a current report stating that it had entered into an agreement and plan of merger dated October 7, 1997 with New York Bancorp.

                On October 31, 1997, the Registrant filed a current report stating that it had issued a press release regarding its third quarter and year-to-date 1997 financial results.

                On December 9, 1997, the Registrant filed a current report stating that it had issued a press release announcing that the shareholders of Branford Savings Bank had approved the merger with the Registrant.

                On December 10, 1997, the Registrant filed a current report stating that it had sold through North Fork Capital Trust II, a newly formed special purpose subsidiary, $100 million of 8% Capital Trust Pass-Through Securities.

                On December 12, 1997, the Registrant filed a current report stating that it had completed its acquisition of Branford Savings Bank.

    Pursuant to the requirements of Section 13 or 15(d) of this Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NORTH FORK BANCORPORATION, INC.



                                     BY: /s/ John A. Kanas
                                         -----------------
                                         JOHN A. KANAS
                                         President and Chief Executive Officer


                                         Dated:   March 17, 1998

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

Signature                                              Title                                         Date
---------                                              -----                                         ----
/s/ John A. Kanas                              Director, President,                              March 17, 1998
-----------------                              Chief Executive Officer,
John A. Kanas                                  and Chairman of the Board
                                               (Principal Executive Officer)

/s/ Daniel M. Healy                                                                              March 17, 1998
-------------------                            Executive Vice President and
Daniel M. Healy                                Chief Financial Officer
                                               (Principal Accounting Officer)

/s/ John Bohlsen                               Director                                          March 17, 1998
----------------                               Vice Chairman of the Board
John Bohlsen


/s/ Thomas M. O'Brien                                                                    March 17, 1998
---------------------                          Director
Thomas M. O'Brien                              Vice Chairman of the Board


/s/ Irvin L. Cherashore                        Director                                          March 17, 1998
-----------------------
Irvin L. Cherashore


/s/ Allan C. Dickerson                         Director                                          March 17, 1998
----------------------
Allan C. Dickerson


/s/ Lloyd A. Gerard                            Director                                          March 17, 1998
-------------------
Lloyd A. Gerard


/s/ James F. Reeve                             Director                                          March 17, 1998
------------------
James F. Reeve


/s/ George H. Rowsom                           Director                                          March 17, 1998
--------------------
George H. Rowsom


/s/ Dr. Kurt R. Schmeller                      Director                                          March 17, 1998
-------------------------
Dr. Kurt R. Schmeller


/s/ Raymond W. Terry, Jr.                      Director                                          March 17, 1998
-------------------------
Raymond W. Terry, Jr.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                    DESCRIPTION                                               METHOD OF FILING
------                    -----------                                               ----------------
2.1               Stock Purchase Agreement dated as                        Previously filed on Form 10-K, for the year ended
                  of September 19, 1995, among North                       December 31, 1995 dated March 26, 1996, as
                  Fork Bank and Banco Exterior de                          Exhibit 2.1 and incorporated herein by reference.
                  Espana, S.A.

2.2               Asset Purchase and Sale Agreement                        Previously filed on Form 10-K, for the year ended
                  dated as of September 28, 1995,                          December 31, 1995 dated March 26, 1996, as
                  among North Fork Bank and First                          Exhibit 2.2 and incorporated herein by reference.
                  Nationwide Bank.

2.3               Agreement and Plan of Merger by                          Previously filed as Exhibit 2.1 in Current Report
                  and among North Fork Bancorporation,                     on Form 8-K, dated July 15, 1996, and
                  Inc., Merger Bank, and North Side                        incorporated herein by reference.
                  Savings Bank, dated as of July 15, 1996.

2.4               Amended and Restated Agreement                           Previously filed as Annex A to the Joint Proxy
                  and Plan of Merger, dated as of                          Statement - Prospectus contained in the
                  October 7, 1997, between North                           Registrant's registration statement on Form S-4,
                  Fork Bancorporation, Inc. and                            dated December 17, 1997 (Registration No. 333-
                  New York Bancorp, Inc.                                   42515) and incorporated herein by reference.

2.5               Agreement and Plan of Merger by                          Previously filed as Annex A to the Joint Proxy
                  and among North Fork Bancorporation,                     Statement - Prospectus contained in the
                  Inc. and Branford Savings Bank,                          Registrant's registration statement on Form S-4,
                  dated July 24, 1997.                                     effective November 7, 1997 (Registration No. 333-
                                                                           35111) and incorporated herein by reference.

3.1               Articles of Incorporation of North                       Previously filed on Form S-3 dated, August 16,
                  Fork Bancorporation, Inc.                                1991 as Exhibit 4(b) (Registration No. 33-42294)
                                                                           and incorporated herein by reference.

3.2               By-Laws of North Fork Bancorporation,                    Previously filed on Form 10-K, for the year
                  Inc., as amended, effective July 28, 1992.               ended December 31, 1993 dated March 9, 1994,
                                                                           as Exhibit 3(b) and incorporated herein by
                                                                           reference.

4.1               Rights Agreement dated February 28,                      Incorporated by reference to Form 8-A
                  1989, between North Fork Bancorporation,                 Registration Statement, dated March 21, 1989.
                  Inc. and North Fork Bank, as rights agent.

4.2               North Fork Capital Trust I offer to                      Previously filed with Post-Effective Amendment
                  exchange its 8.70% Capital Trust                         No. 1 to the Registrants' registration statement
                  Pass-Through Securities, which have                      Form S-4, dated May 2, 1997 (Registration No.
                  been registered under the Securities                     on 333-24419) and incorporated herein by reference.
                  Act of 1933 for and all of its outstanding
                  8.70% original Capital Trust Pass-
                  Through Securities.

EXHIBIT
NUMBER                    DESCRIPTION                                                    METHOD OF FILING
------                    -----------                                                    ----------------
4.3               Prospectus for North Fork Capital                        Previously filed with Post-Effective Amendment
                  Trust II issuance of Capital Trust                       No. 1 to the Registrants' registration statement or
                  Pass-Through Securities.                                 Form S-3, dated November 21, 1997 (Registration
                                                                           No. 333-40311) and incorporated herein by
                                                                           reference.

10.1              North Fork Bancorporation, Inc.                          Previously filed with Post-Effective Amendment
                  Dividend Reinvestment and Stock                          No. 1 to the Registrant's registration statement on
                  Purchase Plan, as amended.                               Form S-3, dated May 16, 1995 (Registration No.
                                                                           33-54222) and incorporated herein by reference.

10.2(a)           North Fork Bancorporation, Inc.                          Previously filed on Form S-8, dated August 29,
                  1985 Incentive Stock Option Plan.                        1995 (Registration No. 2-99984) and incorporated
                                                                           herein by reference.

10.3(a)           North Fork Bancorporation, Inc.                          Previously filed on Form S-8, dated June 12, 1987
                  1987 Long Term Incentive Plan.                           (Registration No. 33-14903) and incorporated
                                                                           herein by reference.

10.4(a)           North Fork Bancorporation, Inc.                          Previously filed on Form S-8, dated April
                  1989 Executive Management                                17, 1990 (Registration No. 33-34372) and
                  Compensation Plan.                                       incorporated herein by reference.

10.5(a)           North Fork Bancorporation, Inc.                          Previously filed on Form S-8, dated September 28,
                  401(k) Retirement Savings Plan,                          1992 (Registration No. 33-52504) as amended by
                  as amended.                                              Exhibit 4 to the Registrant's Registration Statement
                                                                           on Form S-8 dated February 2, 1996 (Registration
                                                                           No. 333-00675) and incorporated herein by
                                                                           reference.

10.6(a)           North Fork Bancorporation, Inc.                          Previously filed on Form S-8, dated May 4, 1994
                  1994 Key Employee Stock Plan.                            (Registration No. 33-53467), as amended by the
                                                                           filing of Form S-8 dated June 7, 1996 (Registration
                                                                           No. 333-05513) and incorporated herein by
                                                                           reference.

10.7(a)           North Fork Bancorporation, Inc.                          Previously filed on Form S-8, dated December 5,
                  The Secondary Stock Option Plan,                         1994 (Registration No. 33-56743) and incorporated
                  the Secondary Incentive Stock                            herein by reference.
                  Option Plan, the Secondary 1993
                  Stock Option Plan, and the Secondary
                  1993 Incentive Stock Option Plan
                  resulting from the
                  merger with Metro Bancshares Inc.

10.8(a)           North Fork Bancorporation, Inc.                          Previously filed on Form S-8, dated December 31,
                  Long-Term Incentive Capital                              1996 (Registration No. 333-19047) and
                  Accumulation Plan resulting                              incorporated herein by reference.
                  from the merger with North Side
                  Savings Bank.

EXHIBIT
NUMBER                    DESCRIPTION                                                METHOD OF FILING
------                    -----------                                                ----------------
10.9(a)           North Fork Bancorporation, Inc.                          Previously filed on Form 10-K for the year
                  Performance Plan.                                        ended December 31, 1994, dated March 28, 1995,
                                                                           as Exhibit 10.9 and incorporated herein by
                                                                           reference.

10.10(a)          Form of Change-in-Control                                Previously filed as Exhibit 10.2 to the Quarterly
                  Agreement, as entered into between                       Report on Form 10-Q for the quarter ended
                  North Fork Bancorporation, Inc.                          March 31, 1995, and incorporated herein by
                  and each of John A. Kanas, John                          reference.
                  Bohlsen and Daniel M. Healy, each
                  dated December 20, 1994.

10.11(a)          Form of Change-in-Control                                Previously filed on Form 10-K for the year ended
                  Agreement, as entered into between                       December 31, 1996, dated March 25, 1997 as
                  North Fork Bancorporation, Inc.                          Exhibit 10.12(a) and incorporated herein by
                  and Thomas M. O'Brien dated                              reference.
                  December 31, 1996.

10.12(a)          Form of Employment Agreement,                            Previously filed a Form 10-K for the year ended
                  as entered into between North                            December 31, 1996, dated March 25, 1997 as
                  Fork Bancorporation, Inc. and                            Exhibit 10.13(a) and incorporated herein by
                  Thomas M. O'Brien, dated                                 reference.
                  December 31, 1996.

11                Statement re: Computation of                             Filed herewith.
                  earnings per share.

13                All portions of the Registrant's                         Filed herewith.
                  1997 Annual Report to Share-
                  holders that are incorporated
                  herein by reference.

21                Subsidiaries of Registrant.                              Filed herewith.

22                Registrant's Definitive Proxy                            Previously filed on March 17, 1998 Pursuant to
                  Statement for its Annual Meeting                         Section 14(a) of the Securities Exchange
                  of Stockholders.                                         Act of 1934 and incorporated herein by
                                                                           reference.

23                Accountants' Consent.                                    Filed herewith.

27                Financial Data Schedule.                                 Only included in electronic filing.

         (a) Management contract or compensatory plan or arrangement.