Form 10-Q
period 1998-03-31
NORTH FORK BANCORPORATION INC
filed 1998-05-15
CIK 352510

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED:             MARCH 31, 1998
                                  --------------


                         NORTH FORK BANCORPORATION, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                              36-3154608
(State or other Jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                           Identification No.)


275 BROAD HOLLOW ROAD, MELVILLE, NEW YORK                          11747
-----------------------------------------                        (Zip Code)
(Address of principal executive offices)


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
                           Yes (X)      No ( )


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASSES OF COMMON STOCK                 NUMBER OF SHARES OUTSTANDING  05/12/98
   $2.50 PAR VALUE                                   95,190,350

                                      INDEX

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
               North Fork Bancorporation, Inc. and Subsidiaries.
               (1.)  Consolidated Balance Sheets.
               (2.)  Consolidated Statements of Income.
               (3.)  Consolidated Statements of Cash Flows.
               (4.) Consolidated Statements of Changes in Stockholders' Equity. (5.) Notes to Consolidated Financial Statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         The information required by this item is contained throughout Item 2, "Managements Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated by reference.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
               Not Applicable.



ITEM 2.  CHANGES IN SECURITIES
               Not Applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
               Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               Not Applicable.


ITEM 5.  OTHER INFORMATION
               Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               The following exhibits are submitted herewith:

               (a)    Exhibit # Description
                        (11)    Statement Re: Computation of per share earnings.

                        (27)    Financial Data Schedule.

                           (b) Current Report on Form 8-K dated January 15, 1998 (reporting the Registrant's earnings results for the period ended December 31,
                                    1997)

                                    Current Report on Form 8-K dated March 24,
                                    1998 (reporting that the Registrant's Board of Directors approved a 25% increase in its quarterly dividend and declared a three-for-two split on its common stock)

                                    Current Report on Form 8-K dated March 30,
                                    1998 (reporting that the Registrant had
                                    completed its acquisition of New York
                                    Bancorp as of the close of business March
                                    27, 1998)

 CONSOLIDATED BALANCE SHEETS (UNAUDITED)
 (in thousands, except per share amounts)

                                                                               ----------------------------------------------------
                                                                                   MARCH 31,            DEC. 31,          MARCH 31,
                                                                                       1998                1997                1997
                                                                               ----------------------------------------------------
ASSETS
Cash & Due from Banks ..................................................       $    152,011        $    179,268        $    125,403
Interest Earning Deposits ..............................................              6,121               7,787               2,619
Federal Funds Sold .....................................................             17,500               4,000                  --
Securities:
   Available-for-Sale ..................................................          3,055,667           2,156,624           2,190,594
   Held-to-Maturity ....................................................            709,600           1,763,308           1,799,442
                                                                               ------------        ------------        ------------
      Total Securities .................................................          3,765,267           3,919,932           3,990,036
                                                                               ------------        ------------        ------------
Loans ..................................................................          5,782,215           5,760,691           5,231,410
  Less: Unearned Income ................................................             21,408              21,560              25,589
            Allowance for Loan Losses ..................................             75,103              74,393              74,024
                                                                               ------------        ------------        ------------
                  Net Loans ............................................          5,685,704           5,664,738           5,131,797
                                                                               ------------        ------------        ------------
Intangible Assets ......................................................             88,229              96,398              80,233
Premises & Equipment ...................................................             71,166              77,225              77,347
Accrued Income Receivable ..............................................             66,584              66,970              65,371
Other Assets ...........................................................             71,926              57,314              62,485
                                                                               ------------        ------------        ------------
     Total Assets ......................................................       $  9,924,508        $ 10,073,632        $  9,535,291
                                                                               ============        ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand Deposits ........................................................       $  1,011,504        $    948,458        $    785,163
Savings, N.O.W. & Money Market Deposits ................................          3,001,146           3,008,839           2,911,675
Other Time Deposits ....................................................          1,887,030           1,960,765           1,990,506
Certificates of Deposit, $100,000 & Over ...............................            471,428             419,877             440,046
                                                                               ------------        ------------        ------------
      Total Deposits ...................................................          6,371,108           6,337,939           6,127,390
                                                                               ------------        ------------        ------------
Federal Funds Purchased & Securities Sold Under
    Agreements to Repurchase ...........................................          2,002,690           2,104,036           1,752,181
Other Borrowings .......................................................            385,000             449,600             452,759
Due to Brokers .........................................................             10,467              60,866             363,593
Accrued Expenses & Other Liabilities ...................................            150,496             151,038             113,309
                                                                               ------------        ------------        ------------
      Total Liabilities ................................................       $  8,919,761         $ 9,103,479        $  8,809,232
                                                                               ------------        ------------        ------------

Capital Securities .....................................................       $    199,270        $    199,264        $     99,640

STOCKHOLDERS' EQUITY
Preferred Stock, par value $1.00; authorized 10,000,000 shares, unissued                 --                  --                  --
Common stock, par value $2.50; authorized 200,000,000 shares;
    issued  143,056,337 shares at March 31, 1998 .......................            357,641             256,790             252,410
Additional Paid in Capital .............................................              3,703             127,853              85,170
Retained Earnings ......................................................            456,412             469,616             377,500
Unrealized Gains/(Losses) on Securities Available-for-Sale, net of taxes             26,283              17,124             (13,701)
Deferred Compensation ..................................................            (18,817)            (19,361)            (13,857)
Treasury Stock at cost; 769,790 at March 31, 1998 ......................            (19,745)            (81,133)            (61,103)
                                                                               ------------        ------------        ------------
      Total Stockholders' Equity .......................................            805,477             770,889             626,419
                                                                               ------------        ------------        ------------
      Total Liabilities and Stockholders' Equity .......................       $  9,924,508        $ 10,073,632        $  9,535,291
                                                                               ============        ============        ============

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                             --------------------------
                                                              MARCH 31,       MARCH 31,
  (in thousands, except per share amounts)                       1998            1997
                                                             --------------------------
INTEREST INCOME
Loans ................................................       $ 123,495        $ 109,288
Mortgage-Backed Securities ...........................          54,491           46,880
U.S. Treasury & Government Agency Securities .........           5,825            5,742
Other Securities .....................................           4,577            2,110
State & Municipal Obligations ........................           1,298            1,385
Federal Funds Sold & Securities Purchased Under
 Agreements to Resell ................................             755              183
Interest Earning Deposits ............................              66               37
                                                             ---------        ---------
Total Interest Income ................................         190,507          165,625
                                                             ---------        ---------
INTEREST EXPENSE
Savings, N.O.W. & Money Market Deposits ..............          16,612           16,493
Other Time Deposits ..................................          24,263           24,862
Certificates of Deposit, $100,000 & Over .............           6,607            5,759
Federal Funds Purchased & Securities Sold Under
   Agreements to Repurchase ..........................          31,886           16,598
Other Borrowings .....................................           6,932            7,637
                                                             ---------        ---------
   Total Interest Expense ............................          86,300           71,349
                                                             ---------        ---------
   Net Interest Income ...............................         104,207           94,276
Provision for Loan Losses ............................          12,500            1,800
                                                             ---------        ---------
   Net Interest Income after Provision for Loan Losses          91,707           92,476
                                                             ---------        ---------

NON-INTEREST INCOME
Fees & Service Charges on Deposit Accounts ...........           6,654            5,567
Broker Commissions & Trust Fees ......................           2,473            2,309
Mortgage Banking Operations ..........................           1,023            1,097
Other Operating Income ...............................           3,618            1,432
Net Securities (Losses)/Gains ........................          (2,517)              82
                                                             ---------        ---------
     Total Non-Interest Income .......................          11,251           10,487
                                                             ---------        ---------

NON-INTEREST EXPENSE
Compensation & Employee Benefits .....................          22,942           20,782
Amortization and Writedown of Intangible Assets ......           8,168            1,840
Occupancy and Equipment ..............................           7,499            7,157
Capital Securities Costs .............................           4,211            2,245
Other Operating Expenses .............................          11,560           10,432
Merger Related Restructure Charge ....................          52,452               --
                                                             ---------        ---------
    Total Non-Interest Expense .......................         106,832           42,456
                                                             ---------        ---------
(Loss)/Income Before Income Taxes ....................          (3,874)          60,507
(Benefit)/Provision for Income Taxes .................         (11,250)          24,528
                                                             ---------        ---------
     Net Income ......................................       $   7,376        $  35,979
                                                             =========        =========

PER SHARE: (1)
Earnings Per Share - Basic ...........................       $    0.05        $    0.26
Earnings Per Share - Diluted .........................       $    0.05        $    0.26
Cash Dividends .......................................       $   0.125        $   0.083

(1) Amounts have been restated to give effect for the 3-for-2 Common Stock Split declared March 24, 1998 and effective on May 15, 1998.

 CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
 (in thousands)

 FOR THE THREE MONTHS ENDED MARCH 31,                                                    1998           1997
                                                                                    --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ..................................................................       $   7,376        $  35,979
ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
Provision for Loan Losses ...................................................          12,500            1,800
Depreciation and Amortization ...............................................           2,844            2,673
Amortization and Writedown of Intangible Assets .............................           8,168            1,840
Amortization of Securities Premiums .........................................           3,007            2,553
Accretion of Discounts and Net Deferred Loan Fees ...........................          (3,245)          (1,692)
Net Securities Losses/(Gains) ...............................................           2,517              (82)
Change in Other Assets and Liabilities ......................................          48,793           (8,787)
                                                                                    ---------        ---------
    Net Cash Provided by Operating Activities ...............................          81,960           34,284
                                                                                    ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities, Redemptions, Calls and Principal Repayments on
    Securities Held-to-Maturity .............................................         107,367           51,086
Proceeds from Sales of Securities Available-for-Sale ........................         363,235            6,554
Maturities and Principal Repayments on
    Securities Available-for-Sale ...........................................         287,519           47,567
Purchases of Securities Available-for-Sale ..................................        (626,724)        (598,617)
Loans Originated and Principal Repayments on Loans, net .....................         (66,658)        (185,938)
Proceeds from the Sale of Loans .............................................          57,250           23,168
Transfers to and Sales of Other Real Estate, net ............................           1,273            1,145
Premises and Equipment, net .................................................           3,849           (1,286)
                                                                                    ---------        ---------
    Net Cash Provided by/(Used in) Investing Activities .....................         127,111         (656,321)
                                                                                    ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Decrease in Customer Deposits Liabilities ...............................         (12,162)         (72,381)
Net (Decrease)/Increase in Borrowings .......................................        (222,552)         539,365
Treasury Stock Activity, net ................................................          16,565           (2,225)
Common Stock Sold for Cash ..................................................           7,403            4,278
Dividends Paid to Shareholders ..............................................         (13,364)         (10,386)
                                                                                    ---------        ---------
    Net Cash (Used in)/Provided by Financing Activities .....................        (224,110)         458,651
                                                                                    ---------        ---------
    Net Decrease in Cash and Cash Equivalents ...............................         (15,039)        (163,386)

New York Bancorp Activity for the Three Months Ended December 31, 1997 ......            (384)              --
Cash and Cash Equivalents at Beginning of Year ..............................         191,055          291,408
                                                                                    ---------        ---------
Cash and Cash Equivalents at End of Year ....................................       $ 175,632        $ 128,022
                                                                                    =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:
    Interest Expense ........................................................       $  87,947        $  70,976
                                                                                    =========        =========
    Income Taxes ............................................................       $  19,507        $  22,067
                                                                                    =========        =========

Securities Transferred from Held-to-Maturity to Available-for-Sale due to the
    Merger with New York Bancorp in accordance with SFAS No.115 .............       $ 913,598               --
                                                                                    =========        =========


During the Period the Registrant Purchased Various Securities which
    Settled in the Subsequent Month .........................................       $  10,467        $ 363,593
                                                                                    =========        =========

 CONSOLIDATED STATEMENTS OF CHANGES IN
 STOCKHOLDERS' EQUITY
 (Dollars in thousands, except per share amounts)

                                                        Additional                 Unrealized
                                               Common      Paid in    Retained     Securities      Deferred   Treasury
                                                Stock      Capital     Earnings   Gains/(Losses)      Comp.     Stock      Total
                                            --------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996 ...............    $169,243    $158,715     $352,581        ($3,195)     ($5,193)  ($62,717)   $609,434
Net Income ...............................         --           --       35,979             --           --         --      35,979
Cash Dividends - The Registrant ..........         --           --       (8,283)            --           --         --      (8,283)
Cash Dividends - NYB .....................         --           --       (2,487)            --           --         --      (2,487)
Issuance of Common Stock .................        834        3,244           --             --           --         --       4,078
Treasury Stock Activity, net .............         --           28         (237)            --                  (1,787)     (1,996)
Restricted Stock Activity, net ...........         --        5,516           --             --       (8,664)     3,401         253
Amortization of Permanent Unrealized Loss
upon Transfer of Securities from
Available-for-Sale
      to Held-to-Maturity, net of taxes ..         --           --          (53)          (492)          --         --        (545)
Adjustment to Unrealized Gains/(Losses) on
Securities
      Available-for-Sale, net of taxes ...         --           --           --        (10,014)          --         --     (10,014)
Issuance of  Stock for the Two-for-One ...
Stock Split                                    82,333      (82,333)
                                            --------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997 ..................  $ 252,410    $  85,170    $ 377,500       ($13,701)    ($13,857)   ($61,103)  $626,419
                                            ======================================================================================




BALANCE, DECEMBER 31, 1997 ...............   $256,790     $127,853     $469,616        $17,124     ($19,361)  ($81,133)   $770,889
Net Income ...............................        --            --        7,376             --           --         --       7,376
Cash Dividends -The Registrant ...........        --            --      (17,789)            --           --         --     (17,789)
Cash Dividends - NYB .....................        --            --       (3,219)            --           --         --      (3,219)
Issuance of Common Stock .................      2,871       14,975           --             --           --         --      17,846
Treaury Stock Activity, net ..............    (21,234)     (19,911)     (11,524)            --           --     61,388       8,719
Restricted Stock Activity, net ...........         --           --           --             --          544         --        544
NYB Net Income for the Three Months
    Ended December 31,1997 ...............         --           --      11,992              --           --         --      11,992
Amortization of Permanent Unrealized Loss
upon Transfer of Securities from
Available-for-Sale
      to Held-to-Maturity, net of taxes ..         --           --          (40)          (291)          --         --        (331)
Adjustment to Unrealized Gains/(Losses) on
Securities
      Available-for-Sale, net of taxes ...         --           --           --          9,450           --         --       9,450
Issuance of  Stock for the Three-for-Two .
Stock Split ..............................    119,214     (119,214)          --             --           --         --          --
                                            --------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1998 ..................   $357,641     $  3,703     $456,412        $26,283      ($18,817) ($19,745)   $805,477
                                            ======================================================================================

                         NORTH FORK BANCORPORATION, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 1998 AND 1997


BASIS OF PRESENTATION

     North Fork Bancorporation, Inc. (the "Registrant") through its banking subsidiaries, North Fork Bank ("North Fork") and Branford Savings Bank ("Branford"), provides a variety of banking and financial services to middle market and small business organizations, local governmental units, and retail customers in the metropolitan New York area and the Connecticut County of New Haven. On March 27, 1998, New York Bancorp ("NYB"), the parent company of Home Federal Savings Bank ("Home"), was merged with and into the Registrant. The merger has been accounted for under the pooling-of-interests method of accounting and, accordingly, the Registrant's consolidated financial statements include the consolidated accounts of NYB for all periods reported.

     The Registrant reports its financial results on a calendar year basis, whereas NYB had reported its financial results on a fiscal year basis, which ended September 30. The consolidated financial results for periods prior to 1998 reflect the combination of the Registrant at and for the year ended December 31 with NYB at and for the years ended September 30. Certain of NYB's financial information has been reclassified to conform with that of the Registrant.

     The accounting and reporting policies of the Registrant are in conformity with generally accepted accounting principles and prevailing practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual results could differ from those estimates. Certain reclassifications have been made to prior year amounts to conform to current year presentations.

     Results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations which may be expected for the full year 1998 or any other interim periods.

     These statements should be read in conjunction with the Registrant's summary of significant accounting policies, which are incorporated herein by reference, in its 1997 Annual Report on Form 10-K.

BUSINESS COMBINATIONS

New York Bancorp

     On March 27, 1998, New York Bancorp was merged with and into the Registrant in a transaction accounted for under the pooling-of-interests method of accounting. Pursuant to the merger agreement, the Registrant issued 1.19 shares of common stock for each share of NYB's common stock outstanding (26,603,264 common shares issued) and simultaneously retired 8,493,604 shares, as adjusted of NYB's common stock, previously held as treasury shares with a cost basis of $56.6 million. NYB had $3.4 billion in total assets, $2.0 billion in loans, net of unearned, $1.7 billion in deposit liabilities, and $140.3 million in capital at the merger date. The Registrant's previously reported components of consolidated income and the amounts reflected in the accompanying consolidated statements of income for the three months ended March 31, 1997 are as follows:

      NET INTEREST INCOME
As Previously Reported ..                       $66,070
New York Bancorp ........                        28,206
                                                -------
Combined ................                       $94,276
                                                -------

       NET INCOME
As Previously Reported                          $25,715
New York Bancorp .....                           10,264
                                                -------
Combined .............                          $35,979
                                                -------

     NYB's reporting period had been as of and for the year ended September 30, whereas the Registrant utilized a calendar year basis. NYB's financial results for 1998 have been conformed to the calendar year reporting period of the Registrant. All prior year consolidated financial results combine the Registrant with NYB utilizing its respective fiscal reporting period. As a result, NYB's operating results for the three month period ended December 31, 1997 have been set forth separately as a component of consolidated stockholders' equity and are not included in the Registrant's consolidated statements of income.

     The following is a summary of New York Bancorp's results of operations and cash flows for the three months ended December 31, 1997:

STATEMENT OF INCOME DATA:
 Net Interest Income ...................       $ 29,329
                                               --------
 Net Income ............................       $ 11,992
                                               --------
STATEMENT OF CASH FLOWS DATA:
 Cash Provided by Operating Activities .       $ 19,896
 Cash Used in Investing Activities .....        (65,460)
 Cash Provided by Financing Activities .         45,180
                                               --------
 Net Decrease in Cash & Cash Equivalents       ($   384)
                                               --------

     In connection with the merger, on March 27, 1998, NYB consummated a private placement of 600,000 shares of its common stock (714,000 shares, as adjusted), which were previously held in treasury, at a price of $43.625 per share ($36.66, per share, as adjusted).

     Additionally, the Registrant, in connection with the merger, recorded a pre-tax charge for merger and related restructuring costs of $52.5 million. This charge included $10.0 million in direct merger expenses, primarily investment banking and other professional fees; $15.8 million in severance and other employee related costs; $26.7 in facility and system costs associated with the elimination of duplicate facilities, the write-off of certain property and equipment, the cancellation of certain contractual obligations, and other expenses associated with the merger. Additionally, the Registrant recorded a $5.0 tax charge, net of federal benefit, relating to the recapture of Home's bad debt reserve for State and local tax purposes. At March 31, 1998, $20.4 million of the merger and related restructuring charge is included in other liabilities. It is anticipated that the amount of this charge will be substantially paid in 1998, with the exception of certain obligations under long-term lease arrangements.

Branford Savings Bank

     In December 1997, the Registrant completed its purchase acquisition of Branford Savings Bank ("Branford"), a Connecticut chartered savings bank. At December 31, 1997, Branford had total assets of $179 million, deposits of $160 million, and stockholders' equity of $16.6 million. Branford operates through five full-service branch locations in the Connecticut county of New Haven. The operating results of Branford are not significant to the consolidated financial statements of the Registrant.

     Additionally, on April 29, 1998 the Registrant entered into an agreement to sell four branches and $67 million in deposits of Branford for a deposit premium of 9%.

COMMON STOCK SPLIT

     On March 24, 1998, the Board of Directors approved a three-for-two common stock split. The new shares will be issued on May 15, 1998 to shareholders of record on April 24, 1998. The par value of the Registrant's common stock remains unchanged at $2.50. As a result, $119.2 million was transferred from additional paid-in-capital to common stock at March 31, 1998 to reflect the assumed issuance. All per share, weighted average shares outstanding, and option data presented in the consolidated financial statements have been retroactively adjusted to reflect the effects of the split.

RECENT ACCOUNTING DEVELOPMENTS

Reporting Comprehensive Income

     The Registrant adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") in January 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. Additionally, SFAS 130 allows an enterprise to present total comprehensive income amount in the notes to the interim financial statements rather than on the face of a statement, as required for the display in the annual financial statements. For the three months ended March 31, 1998, comprehensive income was $16.5 million, reflecting a $9.2 million adjustment to net income for unrealized gains on securities available-for-sale, net of income taxes. Comprehensive income for the three months ended March 31, 1997 was $25.5 million, reflecting an increase of $10.5 million in the unrealized loss on securities available-for-sale, net of income taxes.

Disclosure about Segments for an Enterprise and Related Information

     In June 1997, the FASB issued statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131"). SFAS 131 establishes standards for the way an enterprise reports information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available, that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 requires a reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to the amounts in the enterprise's financial statements. It also requires an enterprise to report descriptive information about the way the operating segments were determined, the products and services provided by the operating segments, and any differences between the measurements used for segment reporting and financial statement reporting. SFAS 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. Management is currently assessing the financial implication of implementing SFAS 131 and believes that the adoption will not have a material adverse effect on the Registrant.

Employers' Disclosures about Pensions and Other Post-retirement Benefits

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" ("SFAS 132"). SFAS 132 revises employers' disclosures about pensions and other post-retirement benefit plans; it does not change the measurement or recognition under these plans. SFAS 132 standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful.

     SFAS 132 is effective for fiscal years beginning after December 15, 1998. The Registrant is currently evaluating the effect of SFAS 132 upon its financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

     The Registrant recognized net income of $7.4 million, or diluted earnings per share of $.05, for the first quarter ended March 31, 1998, as compared with net income of $36.0 million, or diluted earnings per share of $.26, for the first quarter ended March 31, 1997. The quarter ended March 31, 1998 included, for the first time, the operating results of New York Bancorp. Net income and diluted earnings per share during the quarter were impacted by the recognition of certain special charges and non-recurring items. The aggregate of these special charges and non-recurring items was $74.3 million or $38.6 million after taxes. They included a merger related restructure charge of $52.5 million, associated with the NYB acquisition, an additional provision for loan losses of $11.5 million, due principally to certain non-performing and marginally performing loans acquired in the NYB acquisition being identified for sale, securities losses of $2.5 million related to the Registrant's balance sheet repositioning, a write-down of $6 million in intangible assets due to a realignment in the Registrant's business arising from recent business combinations, and the recognition of $1.8 million in other operating expenses, primarily non-recurring compensation costs paid to former employees of Home. Tax items include a charge of $5 million, net of federal benefit, relating to the recapture of Home's bad debt reserve of State and Local tax purposes and a $20 million tax benefit derived from the restructuring of one of North Fork's subsidiaries.

     Net income and diluted earnings per share, exclusive of the aforementioned items ("Core Earnings"), would have been $46.0 million, or $.33 per share, in the first quarter ended March 31, 1998. Return on average total assets and return on average stockholders' equity, excluding these items, would have been 1.81% and 24.20%, respectively.

     The following table sets forth a reconciliation from net income, as reported, to Core Earnings for the three months ended March 31, 1998:

(in thousands, except ratio and per share amounts)
 Net Income (Earnings Per Share - Diluted $.05)                                                         $   7,376

 ITEMS EXCLUDED FROM CORE EARNINGS:
 Merger Related Restructure Charge                                                        $   52,452
 Provision for Loan Losses                                                                    11,500
 Writedown of Intangible Assets                                                                6,000
 Securities Losses                                                                             2,517
 Other Operating Expenses                                                                      1,814
                                                                                          ----------
                                                                                              74,283
 Less: Related Tax Effect                                                                   (20,682)
                                                                                          ----------
                                                                                                          $53,601
 Add: Bad Debt Recapture, Net of Federal Benefit                                                            5,000
 Less: Tax Benefit                                                                                       (20,000)
                                                                                                        ---------

 Core Earnings                                                                                            $45,977
                                                                                                        =========

 Core Earnings Per Share - Basic                                                                            $0.33
 Core Earnings Per Share - Diluted                                                                          $0.33

 Core Return on Average Stockholders Equity                                                                24.20%
 Core Return on Average Total Assets                                                                        1.81%

NET INTEREST INCOME

     Net interest income increased $9.9 million, or 10.5%, to $104.2 million for the 1998 first quarter, as compared with $94.3 million for the comparable 1997 period. This growth was achieved through a 16.4% increase in average interest earning assets. The net interest margin, on a tax equivalent basis, declined to 4.41% when compared to 4.61% during the 1997 period. The narrowing in net interest margin was directly attributable to an increase in the level of higher costing wholesale funding sources and to a lesser extent a modest decline in the Registrant's overall yield on interest earning assets. This impact was partially offset by the growth in average demand deposits, the issuance of $100 million in capital securities in December 1997, and an increase in retained capital.

     Interest income increased $24.9 million, or 15.0%, to $190.5 million in the 1998 first quarter, when compared to $165.6 million in 1997. This increase was achieved through the $1.4 billion, or 16.4%, growth in interest earning assets to $9.8 billion during the 1998 first quarter, when compared to $8.4 billion in 1997.

     Average loans, net of unearned income, increased $689.1 million, or 13.5%, to $5.8 billion for the 1998 first quarter, while remaining relatively constant at approximately 60% of average interest earning assets. This level of growth was achieved through continued strong demand across virtually all loan categories. However, the residential mortgage loan portfolio continues to be impacted by the heavy volume of refinancing activity. The corresponding yield on average loans declined modestly from 8.70% to 8.67%.

     Average securities increased $649.2 million or 19.7% to $3.9 billion for the 1998 first quarter. The increase in average securities resulted from management's decision to increase its mortgage-backed securities and corporate debt securities portfolios. The yield on average securities declined modestly from 7.06% to 7.01%.

     Interest expense increased to $86.3 million in the first quarter of 1998, reflecting an average cost of funds of 4.29%, as compared with $71.3 million, or 4.04%, in 1997. This increase resulted from a $1.0 billion increase in interest bearing liabilities, due principally to a decision to fund balance sheet growth with higher costing wholesale borrowings, which positively impacted net interest income. This growth strategy is consistent with management's decision to more efficiently utilize its excess capital.

     Average securities sold under agreements to repurchase increased 89.7% to $2.2 billion, reflecting an average cost of funds of 5.81% for the first quarter, as compared to $1.2 billion, at an average cost of funds of 5.74% for the

1997 period.

     Average demand deposits increased $186.4 million, or 24.0%, to $963.6 million during the first quarter of 1998, as compared to $777.2 million during the 1997 period. The growth in the level of demand deposits has resulted from management's emphasis on converting acquired savings bank locations into full-service commercial banking locations. At March 31, 1998, demand deposits represented 15.9% of total deposits, as compared to 12.8% at March 31, 1997.

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

 FOR THE THREE MONTHS ENDED MARCH 31,                                              1998 VS. 1997
                                                                 --------------------------------------------------
                                                                                                     CHANGE IN
                                                                     AVERAGE          AVERAGE       NET INTEREST
  (in thousands)                                                      VOLUME           RATE            INCOME
                                                                 --------------------------------------------------
 INTEREST INCOME FROM EARNING ASSETS:
 Interest Earning Deposits .................................                  $34            ($5)              $29
 Securities ................................................               11,222           (432)           10,790
 Loans, net of unearned income (2) .........................               14,728           (425)           14,303
 Federal Funds Sold & Securities Purchased Under
  Agreements to Resell .....................................                  565              7               572
                                                                 --------------------------------------------------
    Total Interest Income ..................................               26,549           (855)           25,694
                                                                 --------------------------------------------------

 INTEREST EXPENSE ON LIABILITIES:
 Savings, N.O.W. & Money Market Deposits ...................                  297           (178)              119
 Time Deposits .............................................                 (287)           536               249
 Federal Funds Purchased and Securities Sold
   Under Agreements to Repurchase ..........................               15,077            211            15,288
 Other Borrowings ..........................................              (1,244)            539              (705)
                                                                 --------------------------------------------------
    Total Interest Expense .................................               13,843          1,108            14,951
                                                                 --------------------------------------------------
 Net Change in Net Interest Income .........................              $12,706        ($1,963)          $10,743
                                                                 --------------------------------------------------

     (1) The above table is presented on a tax equivalent basis.
     (2) Non-accrual loans are included in average loans, net of unearned income.

     The following tables present an analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the three month periods ended March 31, 1998 and 1997, respectively.

 FOR THE THREE MONTHS ENDED MARCH 31,                                 1998                                      1997
                                              ------------------------------------------------------------------------------------
                                                  AVERAGE                       AVERAGE      AVERAGE                        AVERAGE
  (dollars in thousands )                         BALANCE          INTEREST      RATE        BALANCE          INTEREST       RATE
                                              ------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
Interest Earning Deposits .................   $      6,880     $         66      3.89%    $      3,349    $         37       4.48%
Securities ................................      3,945,275           68,182      7.01%       3,296,103          57,392       7.06%
Loans, net of unearned income (1) .........      5,791,780          123,774      8.67%       5,102,670         109,471       8.70%
Federal Funds Sold and Securities
 Purchased Under Agreements to Resell .....         51,503              755      5.95%          12,954             183       5.73%
                                              -----------------------------               ----------------------------
  Total Interest Earning Assets ...........      9,795,438          192,777      7.98%       8,415,076         167,083       8.05%
                                              -----------------------------               ----------------------------


NON INTEREST EARNING ASSETS:
Cash and Due from Banks ...................        152,748                                     145,237
Other Assets (2) ..........................        330,070                                     272,562
                                              ------------                                ------------
 Total Assets .............................   $ 10,278,256                                $  8,832,875
                                              ============                                ============

INTEREST BEARING LIABILITIES:
Savings, N.O.W. & Money Market Deposits ...   $  3,005,521     $     16,612      2.24%    $  2,952,084    $     16,493       2.27%
Time Deposits .............................      2,441,100           30,870      5.13%       2,464,048          30,621       5.04%
                                              -----------------------------               ----------------------------
  Total Savings and Time Deposits .........      5,446,621           47,482      3.54%       5,416,132          47,114       3.53%
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase ..........      2,224,817           31,886      5.81%       1,172,646          16,598       5.74%
Other Borrowings ..........................        477,731            6,932      5.88%         565,443           7,637       5.48%
                                              -----------------------------               ----------------------------
 Total Interest Bearing Liabilities .......      8,149,169           86,300      4.29%       7,154,221          71,349       4.04%
                                              -----------------------------               ----------------------------
Rate Spread ...............................                                      3.69%                                       4.01%

NON-INTEREST BEARING LIABILITIES
Demand Deposits ...........................        963,557                                     777,185
Other Liabilities .........................        176,116                                     173,618
                                              ------------                                ------------
 Total Liabilities ........................      9,288,842                                   8,105,024
Capital Securities ........................        199,268                                      99,638
 Stockholders' Equity .....................        790,146                                     628,213
                                              ------------                                ------------
 Total Liabilities and Stockholders' Equity   $ 10,278,256                                $  8,832,875
                                              ============                                ============

Net Interest Income and Net Interest Margin                         106,477      4.41%                          95,734       4.61%
Less: Tax Equivalent Adjustment ...........                          (2,270)                                    (1,458)
                                                               ------------                               ------------
     Net Interest Income ..................                    $    104,207                               $     94,276
                                                               ============                               ============

     (1) Non-accrual loans are included in average loans, net of unearned income.
     (2) Unrealized gains/(losses) on available-for-sale securities are recorded in other non-interest earning assets.
     (3) The above table is presented on a tax equivalent basis.

NON-INTEREST INCOME

     Non-interest income, exclusive of net securities losses and gains, increased 32.3% to $13.8 million in the 1998 first quarter, compared with $10.4 million in the 1997 first quarter. Net securities losses during the current quarter were $2.5 million, compared with net securities gains of $.1 million in the 1997 corresponding period.

     The increase in non-interest income during 1998 first quarter resulted from a $1.1 million, or 19.5% increase in fees and service charges on deposit accounts to $6.7 million, a $.2 million, or 7.1% increase in broker commissions and trust fees to $2.5 million and a $2.2 million or 152.7% increase in other operating income to $3.6 million. The growth in non-interest income is attributable to management's success in delivering a full compliment of financial services and products to its new market areas and expanded customer base through its past acquisitions.

     Net securities losses recognized during the quarter were principally due to the Registrant selling approximately $415 million in various securities, in connection with its balance sheet repositioning (see the "Securities" section of this report for additional detail).

     The recent acquisition of New York Bancorp has provided the Registrant with an expanded geographic presence and significantly larger customer base, which should result in increased fee income during the remainder of 1998.

NON-INTEREST EXPENSE

     Non-interest expense, exclusive of non-recurring merger related restructure charges and other special items included in non-interest expense aggregating $60.3 million, increased $4.0 million, or 9.4%, during the 1998 first quarter to $46.5 million, as compared to $42.5 million during the comparable prior year period. This increase is attributable to the $2.0 million increase in capital securities costs due to the issuance of an additional $100 million in capital securities in December 1997, increases in costs associated with the December 1997 purchase acquisition of Branford Savings Bank, and the costs associated with the opening of several supermarket locations during the past 12 months.

     The Registrant's core efficiency ratio, which represents the ratio of non-interest expense, net of other real estate costs and other non-recurring charges, to net interest income on a tax equivalent basis and non-interest income net of securities gains and losses, improved to 38.6% in the 1998 first quarter, as compared with 39.7% for the comparable prior year period. Management anticipates that during 1998 the core efficiency ratio will be further reduced as the Registrant starts to fully realize the benefits of its recent acquisition of NYB.

INCOME TAXES

     The Registrant's effective tax rate exclusive of the certain special charges, non-recurring items, and tax benefits was 35% for the first quarter of 1998, as compared to 40.5% for the comparable prior year period. The Registrant anticipates that its effective tax rate for the remainder of 1998 will be approximately 35%.

LOAN PORTFOLIO

     The following table represents the components of the loan portfolio for the periods indicated:

                                                  -----------------------------------------------------------------
                                                   MARCH 31,      % OF    DEC. 31,     % OF     MARCH 31,    % OF
 (dollars in thousands)                               1998       TOTAL     1997        TOTAL      1997       TOTAL
                                                  -----------------------------------------------------------------
 Mortgage Loans-Residential ...................    $2,051,645      36%  $2,144,029       36%  $2,167,563       42%
 Mortgage Loans-Multi-Family ..................     1,631,724      28%   1,534,623       27%   1,221,579       23%
 Mortgage Loans-Commercial ....................     1,177,288      20%   1,192,071       21%   1,057,984       20%
 Commercial & Industrial ......................       450,612       8%     444,480        8%     397,842        8%
 Consumer Loans and Leases ....................       414,296       7%     394,436        7%     330,563        6%
 Construction  and Land Loans .................        56,650       1%      51,052        1%      55,879        1%
                                                  -----------------------------------------------------------------
                                                   $5,782,215     100%  $5,760,691      100%  $5,231,410      100%
                                                  -----------------------------------------------------------------

     The loan portfolio is concentrated primarily in loans secured by real estate in the New York metropolitan area. The risk inherent in this portfolio is dependent not only upon regional and general economic stability which affects property values, but also the financial well-being and creditworthiness of the borrowers.

ASSET QUALITY

     The components of non-performing assets and restructured, accruing loans are detailed in the table below:

                                                                             -------------------------------------
                                                                                MARCH 31,    DEC. 31,     MARCH 31,
 (in thousands)                                                                   1998         1997         1997
                                                                             -------------------------------------
 Loans Ninety Days Past Due and Still Accruing ............................       $7,535       $6,414       $7,844
 Non-Accrual Loans ........................................................       17,753       31,231       49,952
                                                                             -------------------------------------
    Non-Performing Loans ..................................................       25,288       37,645       57,796
 Other Real Estate ........................................................        4,931        5,943        5,235
                                                                             -------------------------------------
    Non-Performing Assets .................................................      $30,219      $43,588      $63,031
                                                                             =====================================
 Restructured, Accruing Loans .............................................       $9,408      $14,567      $18,373
                                                                             =====================================

     At March 31, 1998, non-performing assets, which include loans past due ninety days and still accruing interest, non-accrual loans and other real estate, was $30.2 million as compared to $43.6 million at December 31, 1997. Non-performing assets declined $32.8 million, or 52.1%, at March 31, 1998 when compared to $63.0 at March 31, 1997. This substantial decline was achieved principally through the sale of non-performing loans for cash during the past 12 months. Non-performing loans at March 31, 1998 consisted of $2.8 million in commercial loans, $6.5 million in commercial mortgages, $9.7 million in residential mortgages, $1.4 million in construction and land loans, $4.6 million in consumer loans and leases, and $.3 million in multi-family mortgages.

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

     Restructured, accruing loans declined modestly to $9.4 million at March 31, 1998, as compared with $14.6 million at December 31, 1997, and $18.4 million at March 31, 1997. The decline in the level of restructured accruing loans was achieved through principal repayments, maturities and renewals at market terms, and the satisfaction of the performance requirements on certain of these loans during the past year. At March 31, 1998, the portfolio of restructured, accruing loans is comprised primarily of loans which have demonstrated performance in accordance with the terms of their restructure agreements, however, did not yield a market rate of interest at the time of restructuring.

     The following table represents a summary of the changes in the allowance for loan losses:

 FOR THE THREE MONTHS ENDED MARCH 31,                                                           1998         1997
                                                                                         --------------------------
 (dollars in thousands)
 Balance at Beginning of Year ........................................................        $74,393      $73,280
 Provision for Loan Losses ...........................................................         12,500        1,800
 Recoveries Credited to the Allowance ................................................          1,108          398
                                                                                         --------------------------
                                                                                               88,001       75,478
 Losses Charged to the Allowance .....................................................        (12,843)      (1,454)
 NYB Net Activity for the Three Months Ended December31, 1997 ........................            (55)          --
                                                                                         -------------------------
 Balance at End of Period ............................................................        $75,103      $74,024
                                                                                         ==========================

 Ratio of Net Charge-Offs to Average Loans ...........................................           0.82%        0.08%
 Allowance for Loan Losses to Period End Loans, net
     of unearned income ..............................................................           1.30%        1.42%
 Ratio of Allowance for Loan Losses to
     Non-performing Loans ............................................................            297%         128%

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

     There has been significant growth in the loan portfolio over the past two years from both originations and acquisitions. Loan growth through originations has principally been in multi-family lending, commercial mortgages, and consumer loans. Multi-family mortgage loans generally are for $1 - $5 million and are secured by properties located in the metropolitan New York area, where demand for such housing is strong. Commercial mortgage loans generally are originated in amounts up to $5 million and are secured by a wide variety of collateral types ranging from owner occupied to investment properties with strong cash flows. To mitigate credit risk, management utilizes prudent underwriting standards, including loan-to-value ratios of 70% or less, and monitors operating results and value of collateral carefully.

     Consumer loan growth represents the growth of the auto loan business, principally new car loans originated through an expanded dealer network. The credit risk in auto lending is dependent upon the creditworthiness of the borrower and the value of the collateral. The average loan originated is generally between $15 - $25 thousand for periods ranging from 36 - 60 months. The Bank accepts substantially only "A" rated paper or higher, which are borrowers without past credit history problems.

     A substantial portion of the loan portfolio have adjustable rate features and the credit use inherent in these loans will increase with an increase in the underlying indices.

     The provision for loan losses of $12.5 million during the current quarter reflects a non-recurring provision of $11.5 million arising substantially from non-performing and marginally performing loans identified for sale. The identified loans consisted principally of loans contained in New York Bancorp's portfolio. In the quarter, approximately $32 million of such loans were sold for cash. This compares with a provision for loan losses of $1.8 million recognized in the 1997 comparable period. Net charge-offs during the first quarter of 1998 aggregated $11.7 million , or .82%, of average net loans, as compared with $1.1 million, or .08%, of average net loans during the comparable prior year period. The net charge-offs recognized during the current quarter resulted principally from the aforementioned loan sales.

     While management uses available information in estimating possible loan losses, future additions to the allowance may be necessary based on future changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. Based on current economic conditions, management considers the allowance for loan losses at March 31, 1998 adequate to cover the possible credit losses inherent in the loan portfolio. The allowance for loan losses at March 31, 1998 was $75.1 million, or 297% of non-performing loans and 1.30% of net loans. This compares with an allowance for loan losses of $74.0 million or 128% of non-performing loans and 1.42% of net loans at March 31, 1997.

SECURITIES PORTFOLIO

     The composition of and the amortized cost and estimated fair values of held-to-maturity and available-for-sale securities portfolios were as follows:

                                               MARCH 31, 1998            DEC. 31, 1997          MARCH 31, 1997
                                          ------------------------------------------------------------------------
 HELD-TO-MATURITY SECURITIES                AMORTIZED      FAIR      AMORTIZED     FAIR      AMORTIZED     FAIR
 (in thousands)                                COST        VALUE        COST       VALUE       COST        VALUE
                                          ------------------------------------------------------------------------
 CMO's .................................     $435,396     $436,475  $1,224,842  $1,216,927  $1,198,280  $1,173,994
 Mortgage-Backed Securities ............      212,156      212,469     413,537     413,910     465,172     457,458
 State & Municipal Obligations .........       52,275       53,016     114,511     116,099     120,832     120,097
 U.S. Government Agencies' Obligations .          651          651          96          96       2,544       2,476
 Other Securities ......................        9,122        9,162      10,322      10,379      12,614      12,664
                                          ------------------------------------------------------------------------
                                             $709,600     $711,773  $1,763,308  $1,757,411  $1,799,442  $1,766,689
                                          ========================================================================


                                              MARCH 31, 1998            DEC. 31, 1997            MARCH 31, 1997
                                           -----------------------------------------------------------------------
 AVAILABLE-FOR-SALE                         AMORTIZED     FAIR      AMORTIZED      FAIR      AMORTIZED      FAIR
 (in thousands)                                COST       VALUE       COST         VALUE        COST        VALUE
                                           -----------------------------------------------------------------------
 CMO's .................................   $1,541,161  $1,546,051    $864,948     $871,064    $607,709    $603,111
 Mortgage-Backed Securities ............      891,957     899,903     758,952      766,549   1,105,696   1,091,539
 State & Municipal Obligations .........       60,714      61,522           -            -           -           -
 U.S. Government Agencies' Obligations .      207,311     210,361     242,685      245,940     263,607     259,765
 U.S. Treasury Securities ..............       31,960      32,074      32,963       33,119      78,770      74,901
 Equity Securities .....................      199,894     224,320     168,568      177,491     161,854     161,278
 Other Securities ......................       76,047      81,436      57,972       62,461           -           -
                                           -----------------------------------------------------------------------
                                           $3,009,044  $3,055,667  $2,126,088   $2,156,624  $2,217,636  $2,190,594
                                           =======================================================================

     Management's strategy is to invest in securities with short-weighted average lives minimizing exposure to future rises in interest rates. These are principally mortgage-backed securities that provide stable cash flows that may be reinvested at current market interest rates. The combined weighted average lives of the held-to-maturity and available-for-sale securities portfolios at March 31, 1998 was 4.4 years.

     In connection with the recent merger with NYB, the Registrant reclassified approximately $913 million of investment securities from its held-to-maturity portfolio to its available-for-sale portfolio. This transaction was done pursuant to Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" to maintain the Registrant's interest rate risk profile which existed prior to the merger with NYB. The securities transferred were primarily mortgage-backed securities ("MBS") and collateralized mortgage-backed obligation ("CMO") having a higher degree of interest rate risk and volatility. Additionally, approximately $415 million of these securities were identified for sale at the time of reclassification resulting in a $2.5 million securities loss recognized during the quarter.

     The net unrealized gain on securities available-for-sale increased $16.1 million to $46.6 million at March 31, 1998 when compared to $30.5 million at December 31, 1997. This improvement was due to decreases in market interest rates and substantial appreciation in the Registrant's equities holdings.

     Collateralized mortgage obligations ("CMO") are collateralized by either U.S. Government Agency MBS's or whole loans which are principally conservative current pay sequentials or PAC structures with a current weighted average life of approximately 4.1 years.

     The prepayment of MBS's, including CMO's, is actively monitored through the portfolio management function. Management typically invests in MBS's with stable cash flows and relatively short duration, thereby limiting the impact of interest rate fluctuations on the portfolio. Management regularly performs simulation testing to assess the impact that interest rates and prepayments would have on its MBS portfolio.

     At March 31, 1998, equity securities maintained in the available-for-sale portfolio were comprised principally of common stock and preferred stock of financial institutions. Other securities maintained in the available-for-sale portfolio were comprised principally of capital securities and debt securities of financial institutions.

     At March 31, 1998, held-to-maturity securities carried at $246 million and available-for-sale securities carried at $2.2 billion were pledged for various purposes as required by law and to secure securities sold under agreements to repurchase and other borrowings.

CAPITAL

    The Registrant and its bank subsidiaries are subject to the risk based capital guidelines administered by the banking regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. The guidelines currently require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including a minimum ratio of Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets of 4%. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Registrant's financial statements. As of March 31, 1998, the most recent notification from the various banking regulators categorized the Registrant and its bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, a minimum leverage ratio of at least 5% and not subject to any written order, agreement or directive. There are no conditions or events since such notification that management believes have changed this classification.

     The following table sets forth the Registrant's regulatory capital at March 31, 1998 and March 31, 1997, under the rules applicable at such date. At such date, management believes that the Registrant meets all capital adequacy requirements to which it is subject.

                                                                       MARCH31, 1998           MARCH 31, 1997
                                                                   -----------------------------------------------
  (dollars in thousands )                                             AMOUNT       RATIO       AMOUNT       RATIO
                                                                   -----------------------------------------------
 Tier 1 Capital ................................................   $  890,235      15.43%   $   659,528      13.01%
 Regulatory Requirement ........................................      230,844       4.00%      202,810       4.00%
                                                                   -----------------------------------------------
 Excess ........................................................   $  659,391      11.43%   $  456,718       9.01%
                                                                   -----------------------------------------------
 Total Risk Adjusted Capital ...................................   $  962,410      16.68%   $  722,906      14.26%
 Regulatory Requirement ........................................      461,687       8.00%      405,620       8.00%
                                                                   -----------------------------------------------
 Excess ........................................................   $  500,723       8.68%   $  317,286       6.26%
                                                                   -----------------------------------------------
 Risk Weighted Assets ..........................................   $5,771,088               $5,070,255
                                                                   ----------               ----------

     The Registrant's leverage ratio at March 31, 1998 and March 31, 1997 was 8.74% and 7.54%, respectively.

OTHER MATTERS

     The Registrant continues its preparation for the "Year 2000 issue", that is, the technological and computer program modifications that may be required to ensure a smooth transition of the Registrant's information systems into the twenty-first century. The Registrant and its subsidiaries are subject to regulatory guidelines to ensure compliance with the Year 2000 issue. The Registrant has initiated a review of its computer systems and programs to determine which, if any, systems and programs are not capable of recognizing the year 2000 date. Communication has been initiated with all of the Registrant's vendors that supply the Registrant with these systems and programs. This communication and assessment is on-going. Management is utilizing the regulatory guidelines to assure compliance within the prescribed time frame (i.e. critical applications updated and tested by December 31, 1998). Management does not anticipate the costs associated with the resolution of the year 2000 issue to be material.

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

    The Registrant's risk assessment program includes a coordinated approach to the management of liquidity, capital and interest rate risk. This risk assessment process is governed by policies and limits established by senior management which are reviewed and approved by the Asset/Liability Committee of the Board of Directors ("ALCO"). ALCO, comprised of members of senior management and the Board, meets periodically to evaluate the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity, and to evaluate the Registrant's strategic plans. This approach also considers the impact of pending merger transactions and the attendant impact on the Registrant's strategic plan. The balance sheet structure is primarily short-term with most assets and liabilities repricing or maturing in less than five years. Management monitors the sensitivity of net interest income by utilizing a dynamic simulation model complemented by traditional gap analysis. This approach also considers the impact of pending merger transactions and the attendant impact on the Registrant's strategic plan. This model measures net interest income sensitivity and volatility to interest rate changes. This model involves a degree of estimation based on certain assumptions that management believes to be reasonable. Factors considered include actual maturities, estimated cash flows, repricing characteristics, deposit growth/retention and, primarily, the relative sensitivity of assets and liabilities to changes in market interest rates. Utilizing this process, management can project the impact of changes in interest rates on net interest income. This relative sensitivity is important to consider since the Registrant's core deposit base is not subject to the same degree of interest rate sensitivity as its assets. Core deposit costs are internally controlled and generally exhibit less sensitivity to changes in interest rates than the adjustable rate assets whose yields are based on external indices and change in concert with market interest rates. Management has established certain limits for the potential volatility of net interest income, assuming certain levels of change in market interest rates with the objective of maintaining a stable level of net interest income under various probable rate scenarios.

LIQUIDITY

     The objective of liquidity management is to ensure the availability of sufficient resources to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the ability to meet deposit withdrawals either on demand or at contractual maturity, to repay other borrowings as they mature and to make new loans and investments as opportunities arise.

     The Registrant's sources of liquidity include dividends from its subsidiaries, borrowings, and funds available through the capital markets. Dividends from the Registrant's primary subsidiary, North Fork Bank, are limited by New York State Banking Department regulations to the current year's earnings plus the prior two years' retained net profits. Pursuant to this regulation, North Fork Bank had $99.7 million of retained earnings available for dividends to the Registrant as of April 1, 1998.

     The Registrant's bank subsidiaries have numerous sources of liquidity including loan and security principal repayments and maturities, lines-of-credit with other financial institutions, the ability to borrow under repurchase agreements utilizing their unpledged securities portfolio, the sale of securities from their available-for-sale portfolio, the securitization of loans within the portfolio, whole loan sales, and growth in their core deposit base.

    The Banks have the ability, as members of the Federal Home Loan Bank ("FHLB") system, to borrow $1.8 billion on a secured basis, utilizing mortgage related loans and securities as collateral, for a term ranging from one day to ten years at both fixed and variable rates. As of March 31, 1998, North Fork had $1.1 billion in current advances and other outstanding borrowings, of which $60 million in such advances had an original maturity of greater than one year.

     The Registrant and its banking subsidiaries liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Management believes that the Registrant and its banking subsidiaries have sufficient liquidity to meet their operating requirements.

     On March 24, 1998, the Board of Directors increased the Registrant's quarterly dividend to 12.5(cent) per share (on a post-split basis) from 10(cent) per share. The dividend is payable May 15, 1998 to shareholders of record at the close of business April 24, 1998.

                                   SIGNATURES


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



   Date:  May 15, 1998                          /s/  Daniel M. Healy
                                                --------------------
                                                Daniel M. Healy
                                                Executive Vice President &
                                                Chief Financial Officer