Form 10-Q
period 1998-06-30
NORTH FORK BANCORPORATION INC
filed 1998-08-14
CIK 352510

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED:             JUNE 30, 1998


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

                               Yes [X]   No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASSES OF COMMON STOCK                    NUMBER OF SHARES OUTSTANDING 08/07/98
-----------------------                    -------------------------------------
   $2.50 PAR VALUE                                      143,258,576

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

            This information required by this item is contained throughout Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated by reference.

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

                    (27)      Financial Data Schedule.

            (b) Current Report on Form 8-K dated April 30, 1998 (reporting the Registrant's earnings results for the four-month period ended April 30, 1998).

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                               ----------------------------------------------------
(in thousands, except per share amounts)                                         JUNE 30,          DECEMBER 31,          JUNE 30,
                                                                                   1998                1997                1997
                                                                               ----------------------------------------------------
ASSETS
Cash & Due from Banks ....................................................     $    158,883        $    179,268        $    143,173
Interest Earning Deposits ................................................           18,523               7,787               2,004
Federal Funds Sold .......................................................               --               4,000               3,000
Securities:
   Available-for-Sale ....................................................        2,907,898           2,156,624           2,263,980
   Held-to-Maturity ......................................................          859,274           1,763,308           1,779,511
                                                                               ----------------------------------------------------
      Total Securities ...................................................        3,767,172           3,919,932           4,043,491
                                                                               ----------------------------------------------------
Loans ....................................................................        5,771,611           5,760,691           5,416,079
  Less: Unearned Income ..................................................           19,440              21,560              24,057
            Allowance for Loan Losses ....................................           74,331              74,393              75,605
                                                                               ----------------------------------------------------
                  Net Loans ..............................................        5,677,840           5,664,738           5,316,417
                                                                               ----------------------------------------------------
Intangible Assets ........................................................           94,607              96,398              78,502
Premises & Equipment .....................................................           72,921              77,225              77,117
Accrued Income Receivable ................................................           65,697              66,970              68,649
Other Assets .............................................................           61,403              57,314              56,398
                                                                               ----------------------------------------------------
     Total Assets ........................................................     $  9,917,046        $ 10,073,632        $  9,788,751
                                                                               ====================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand Deposits ..........................................................     $  1,103,184        $    948,458        $    832,477
Savings, N.O.W. &  Money Market Deposits .................................        3,010,656           3,008,839           2,855,777
Other Time Deposits ......................................................        1,816,458           1,960,765           2,034,385
Certificates of Deposit,  $100,000 & Over ................................          556,114             419,877             423,301
                                                                               ----------------------------------------------------
     Total Deposits ......................................................        6,486,412           6,337,939           6,145,940
                                                                               ----------------------------------------------------
Federal Funds Purchased & Securities Sold Under
   Agreements to Repurchase ..............................................        2,165,096           2,104,036           2,325,053
Other Borrowings .........................................................           85,000             449,600             410,943
Due to Brokers ...........................................................               --              60,866               9,077
Accrued Expenses & Other Liabilities .....................................          135,894             151,038             132,887
                                                                               ----------------------------------------------------
      Total Liabilities ..................................................     $  8,872,402        $  9,103,479        $  9,023,900
                                                                               ----------------------------------------------------

Capital Securities .......................................................     $    199,276        $    199,264        $     99,643

STOCKHOLDERS' EQUITY
Preferred Stock, par value $1.00; authorized 10,000,000 shares, unissued..               --                  --                  --
Common stock, par value $2.50; authorized 200,000,000 shares;
    issued 144,749,879 shares at June 30, 1998 ...........................          361,875             256,790             252,731
Additional Paid in Capital ...............................................           30,146             127,853              87,772
Retained Earnings ........................................................          489,306             469,616             405,989
Unrealized Gains/(Losses) on Securities Available-for-Sale, net of taxes..           23,170              17,124                (103)
Deferred Compensation ....................................................          (18,216)            (19,361)            (13,351)
Treasury Stock at cost;  1,556,943 at June 30, 1998 ......................          (40,913)            (81,133)            (67,830)
                                                                               ----------------------------------------------------
      Total Stockholders' Equity .........................................          845,368             770,889             665,208
                                                                               ----------------------------------------------------
      Total Liabilities and Stockholders' Equity .........................     $  9,917,046        $ 10,073,632        $  9,788,751
                                                                               ====================================================

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           ----------------------------------------------------
                                                            JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                                             1998          1997          1998           1997
                                                           ----------------------------------------------------
(in thousands, except per share amounts)
INTEREST INCOME
Loans ..................................................   $ 124,267     $ 114,286     $ 247,762      $ 223,574
Mortgage-Backed Securities .............................      46,215        57,172       100,706        104,052
U.S. Treasury & Government Agency Securities ...........       4,037         6,348         9,863         12,091
Other Securities .......................................       5,985         3,215        10,559          5,325
State & Municipal Obligations ..........................       1,070         1,359         2,369          2,744
Federal Funds Sold .....................................         646           125         1,401            308
Interest Earning Deposits ..............................         148            33           214             69
                                                           ----------------------------------------------------
Total Interest Income ..................................     182,368       182,538       372,874        348,163
                                                           ----------------------------------------------------

INTEREST EXPENSE
Savings, N.O.W. & Money Market Deposits ................      16,830        16,131        33,442         32,624
Other Time Deposits ....................................      23,611        24,805        47,874         49,667
Certificates of Deposit, $100,000 & Over ...............       7,482         5,867        14,089         11,625
Federal Funds Purchased & Securities Sold Under
   Agreements to Repurchase ............................      27,184        30,036        59,070         46,635
Other Borrowings .......................................       2,747         4,975         9,678         12,612
                                                           ----------------------------------------------------
   Total Interest Expense ..............................      77,854        81,814       164,153        153,163
                                                           ----------------------------------------------------
   Net Interest Income .................................     104,514       100,724       208,721        195,000
Provision for Loan Losses ..............................       1,000         2,700        13,500          4,500
                                                           ----------------------------------------------------
   Net Interest Income after Provision for Loan Losses..     103,514        98,024       195,221        190,500
                                                           ----------------------------------------------------

NON-INTEREST INCOME
Fees & Service Charges on Deposit Accounts .............       6,466         5,855        13,120         11,422
Broker Commissions & Trust Fees ........................       3,014         2,498         5,487          4,807
Mortgage Banking Operations ............................       1,041         1,032         2,064          2,129
Other Operating Income .................................       2,624         2,095         6,242          3,527
Interest on Tax Settlement .............................          --         4,515            --          4,515
Net Securities Gains/(Losses) ..........................       1,718         2,486          (799)         2,568
                                                           ----------------------------------------------------
     Total Non-Interest Income .........................      14,863        18,481        26,114         28,968
                                                           ----------------------------------------------------

NON-INTEREST EXPENSE
Compensation & Employee Benefits .......................      18,862        20,863        41,803         41,645
Amortization and Write-down of Intangible Assets .......       2,046         1,824        10,215          3,665
Occupancy and Equipment ................................       6,349         7,285        13,848         14,442
Capital Securities Costs ...............................       4,211         2,245         8,422          8,422
Other Operating Expenses ...............................       8,728        12,385        20,288         18,885
Merger Related Restructure Charge ......................          --            --        52,452             --
                                                           ----------------------------------------------------
    Total Non-Interest Expense .........................      40,196        44,602       147,028         87,059
                                                           ----------------------------------------------------
Income Before Income Taxes .............................      78,181        71,903        74,307        132,409
Provision for Income Taxes .............................      27,285        28,320        16,035         52,847
                                                           ----------------------------------------------------
     Net Income ........................................      50,896        43,583        58,272         79,562
                                                           ====================================================


PER SHARE: (1)
Earnings Per Share - Basic .............................   $    0.36     $    0.32     $    0.42      $    0.58
Earnings Per Share - Diluted ...........................   $    0.36     $    0.31     $    0.41      $    0.57
Cash Dividends .........................................   $   0.125     $    0.10     $    0.25      $    0.18

(1) Amounts have been restated to give effect for the 3-for-2 Common Stock Split issued May 15, 1998.

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(in thousands)

FOR THE PERIOD ENDED JUNE 30,                                                        1998            1997
                                                                                  --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ..................................................................         58,272          79,562
ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
Provision for Loan Losses ...................................................         13,500           4,500
Depreciation and Amortization ...............................................          5,426           5,401
Amortization and Writedown of Intangible Assets .............................         10,215           3,665
Amortization of Securities Premiums .........................................          6,222           5,169
Accretion of Discounts and Net Deferred Loan Fees ...........................         (6,269)         (3,564)
Net Securities Losses/(Gains) ...............................................            799          (2,568)
Change in Other Assets and Liabilities ......................................         36,965           8,675
                                                                                  --------------------------
    Net Cash Provided by Operating Activities ...............................        125,130         100,840
                                                                                  --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities, Redemptions, Calls and Principal Repayments on
    Securities Held-to-Maturity .............................................        206,305         112,859
Purchases of Securities Held-to-Maturity ....................................       (249,165)        (42,750)
Proceeds from Sales of Securities Available-for-Sale ........................        861,774         100,270
Maturities and Principal Repayments on
    Securities Available-for-Sale ...........................................        620,780         114,102
Purchases of Securities Available-for-Sale ..................................     (1,316,018)     (1,168,313)
Loans Originated and Principal Repayments on Loans, Net .....................       (108,207)       (388,337)
Proceeds from the Sale of Loans .............................................        107,485          39,393
Transfers to and Sales of Other Real Estate, Net ............................          1,753           1,832
Premises and Equipment, Net .................................................             15          (3,443)
                                                                                  --------------------------
    Net Cash Provided by/(Used in) Investing Activities .....................        124,722      (1,234,387)
                                                                                  --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase/(Decrease) in Customer Deposits Liabilities ....................        103,142         (53,715)
Net (Decrease)/Increase in Borrowings .......................................       (360,146)      1,070,421
Treasury Stock Activity, net ................................................         16,565         (12,459)
Common Stock Sold for Cash ..................................................          8,534           7,192
Dividends Paid to Shareholders ..............................................        (31,212)        (21,123)
                                                                                  --------------------------
    Net Cash (Used in)/Provided by Financing Activities .....................       (263,117)        990,316
                                                                                  --------------------------
    Net Decrease in Cash and Cash Equivalents ...............................        (13,265)       (143,231)

New York Bancorp Activity for the Three Months Ended December 31, 1997 ......           (384)             --
Cash and Cash Equivalents at Beginning of Year ..............................        191,055         291,408
                                                                                  --------------------------
Cash and Cash Equivalents at End of Year ....................................        177,406         148,177
                                                                                  ==========================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:
    Interest Expense ........................................................        170,389         153,811
                                                                                  ==========================
    Income Taxes ............................................................         19,507          23,379
                                                                                  ==========================

Securities Transferred from Held-to-Maturity to Available-for-Sale in connection with the Merger with New York Bancorp in accordance with
    SFAS No.115 .............................................................        913,598              --
                                                                                  ==========================

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)

                                                                                        Unrealized
                                                                Additional              Securities
                                                     Common      Paid in     Retained     Gains/    Deferred   Treasury
                                                     Stock       Capital     Earnings    (Losses)     Comp.     Stock       Total
                                                    -------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996 .......................  $ 169,243   $ 158,715   $ 352,581    $ (3,195)  $ (5,193)  $(62,717)  $ 609,434
Net Income .......................................         --          --      79,562          --         --         --      79,562
Cash Dividends - The Registrant ..................         --          --     (18,182)         --         --         --     (18,182)
Cash Dividends - NYB .............................         --          --      (4,964)         --         --         --      (4,964)
Issuance of Common Stock .........................      1,047       5,824      (2,901)         --         --      4,338       8,308
Treasury Stock Activity, net .....................         --          --          --          --         --    (12,459)    (12,459)
Restricted Stock Activity, net ...................         --       5,674          --          --     (8,158)     3,008         524
Amortization of Permanent Unrealized Loss upon
  Transfer of Securities from Available-for-Sale
  to Held-to-Maturity, net of taxes ..............         --          --        (107)       (438)        --         --        (545)
Adjustment to Unrealized Gains/(Losses) on
  Securities Available-for-Sale, net of taxes ....         --          --          --       3,530         --         --       3,530
Issuance of Stock for the Two-for-One Stock
  Split ..........................................     82,441     (82,441)         --          --         --         --          --
                                                    -------------------------------------------------------------------------------
BALANCE, JUNE 30, 1997 ...........................  $ 252,731   $  87,772   $ 405,989    $   (103)  $(13,351)  $(67,830)  $ 665,208
                                                    ===============================================================================

BALANCE, DECEMBER 31, 1997 .......................  $ 256,790   $ 127,853   $ 469,616    $ 17,124   $(19,361)  $(81,133)  $ 770,889
Net Income .......................................         --          --      58,272          --         --         --      58,272
Cash Dividends -The Registrant ...................         --          --     (35,751)         --         --         --     (35,751)
Cash Dividends - NYB .............................         --          --      (3,219)         --         --         --      (3,219)
Issuance of Common Stock - Amivest Acquistion ....        905       7,825          --          --         --         --       8,730
Issuance of Common Stock .........................      5,126      34,776          --          --         --         --      39,902
Treasury Stock Activity, net .....................    (21,234)    (20,020)    (11,524)         --         --     40,319     (12,459)
Restricted Stock Activity, net ...................         --          --          --          --      1,145        (99)      1,046
NYB Net Income for the Three Months
  Ended December 31, 1997 ........................         --          --      11,992          --         --         --      11,992
Amortization of Permanent Unrealized Loss upon
  Transfer of Securities from Available-for-Sale
   to Held-to-Maturity, net of taxes .............         --          --         (80)       (251)        --         --        (331)
Adjustment to Unrealized Gains/(Losses) on
  Securities Available-for-Sale, net of taxes ....         --          --          --       6,297         --         --       6,297
Issuance of Stock for the Three-for-Two Stock
  Split ..........................................   120,288    (120,288)         --          --         --         --          --
                                                    -------------------------------------------------------------------------------
BALANCE, JUNE 30, 1998 ...........................  $ 361,875   $  30,146   $ 489,306    $ 23,170   $(18,216)  $(40,913)  $ 845,368
                                                    ===============================================================================

                         NORTH FORK BANCORPORATION, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1998 AND 1997


BASIS OF PRESENTATION

      North Fork Bancorporation, Inc. (the "Registrant") through its banking subsidiaries, North Fork Bank ("North Fork") and Branford Savings Bank ("Branford"), provides a variety of banking and financial services to middle market and small business organizations and retail customers in the metropolitan New York area and the Connecticut County of New Haven. On March 27, 1998, New York Bancorp ("NYB"), the parent company of Home Federal Savings Bank ("Home"), was merged with and into the Registrant. The merger has been accounted for in accordance with the pooling-of-interests method of accounting and, accordingly, the Registrant's consolidated financial statements include the consolidated accounts of NYB for all periods reported.

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

      Results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations which may be expected for the full year 1998 or any other interim periods.

      These statements should be read in conjunction with the Registrant's summary of significant accounting policies, which are incorporated herein by reference, in its 1997 Annual Report on Form 10-K.

COMPLETED BUSINESS COMBINATIONS

New York Bancorp

      On March 27, 1998, New York Bancorp was merged with and into the Registrant in a transaction accounted for in accordance with the pooling-of-interests method of accounting. NYB had $3.4 billion in total assets, $2.0 billion in net loans, $1.7 billion in deposit liabilities, and $140.3 million in capital at the date of merger. The Registrant's previously reported components of consolidated income and the amounts reflected in the accompanying consolidated statements of income for the three and six months ended June 30, 1997 are as follows:

                                                    THREE MONTHS      SIX MONTHS
                                                       ENDED             ENDED
                                                      --------------------------
                                                      JUNE 30,         JUNE 30,
                                                        1997              1997
                                                      --------          --------
      NET INTEREST INCOME
As Previously Reported ..........................     $ 70,220          $136,290
New York Bancorp ................................       30,504            58,710
                                                      --------------------------
Combined ........................................     $100,724          $195,000
                                                      ==========================
      NET INCOME
As Previously Reported ..........................     $ 29,671          $ 55,386
New York Bancorp ................................       13,912            24,176
                                                      --------------------------
Combined ........................................     $ 43,583          $ 79,562
                                                      ==========================

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

      The following is a summary of New York Bancorp's results of operations and cash flows for the three months ended December 31, 1997:

(in thousands)
STATEMENT OF INCOME DATA:

 Net Interest Income .............................................     $ 29,329
                                                                       --------

 Net Income ......................................................     $ 11,992
                                                                       ========

STATEMENT OF CASH FLOWS DATA:
 Cash Provided by Operating Activities ...........................     $ 19,896
 Cash Used in Investing Activities ...............................      (65,460)
 Cash Provided by Financing Activities ...........................       45,180
                                                                       --------
 Net Decrease in Cash & Cash Equivalents .........................     $   (384)
                                                                       ========

     In connection with the merger, on March 27, 1998, NYB consummated a private placement of 600,000 shares of its common stock (1,071,000 shares, as adjusted by the 1.19 exchange ratio and the 3-for-2 stock split), which were previously held in treasury, at a price of $43.625 per share ($24.44, per share, as adjusted).

     The Registrant, in connection with the merger, recorded a pre-tax charge for merger and related restructuring costs of $52.5 million. This charge included $10.0 million in direct merger expenses, primarily investment banking and other professional fees; $15.8 million in severance and other employee related costs; $26.7 million in facility and system costs associated with the elimination of duplicate facilities, the write-off of certain property and equipment, the cancellation of certain contractual obligations, and other expenses associated with the merger. Additionally, the Registrant recorded a $5.0 million tax charge, net of federal benefit, relating to the recapture of Home's bad debt reserve for State and local tax purposes. At June 30, 1998, $14.7 million of the merger and related restructuring charge is included in other liabilities. It is anticipated that the amount of this charge will be substantially paid in 1998, with the exception of certain obligations under long-term lease arrangements.

Amivest Corporation

In June 1998, the Registrant completed its purchase acquisition of Amivest Corporation, a privately held investment management and broker/dealer firm located in New York City. Amivest, has approximately $725 million in assets under management. The intangible asset recognized in connection with the transaction was $8.4 million and is being amortized on a straight-line basis over 15 years. The operating results of Branford are not significant to the consolidated financial statements of the Registrant.

Branford Savings Bank

      In December 1997, the Registrant completed its purchase acquisition of Branford Savings Bank ("Branford"), a Connecticut chartered savings bank. At December 31, 1997, Branford had total assets of $179 million, deposits of $160 million, and stockholders' equity of $16.6 million. Branford operates through five full-service branch locations in the Connecticut county of New Haven. The intangible asset recognized in connection with this transaction was $21.5 million and is being amortized on a straight-line basis over 15 years. The operating results of Branford are not significant to the consolidated financial statements of the Registrant.

      In April 1998, the Registrant entered into an agreement to sell four branches and $67 million in deposits of Branford for a deposit premium of 9%. It is anticipated that this transaction will close in the third quarter.

COMMON STOCK SPLIT

      On March 24, 1998, the Board of Directors approved a 3-for-2 common stock split. The new shares were issued on May 15, 1998 to shareholders of record on April 24, 1998. The par value of the Registrant's common stock remains unchanged at $2.50. As a result, $120.3 million was transferred from additional paid-in-capital to common stock to reflect the issuance. All per share, weighted average shares outstanding, and option data presented in the consolidated financial statements have been retroactively adjusted to reflect the effects of the split.

RECENT ACCOUNTING DEVELOPMENTS

Reporting Comprehensive Income

      The Registrant adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") in January 1998. SFAS 130 establishes standards for reporting and the display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. Additionally, SFAS 130 allows an enterprise to present the total comprehensive income amount in the notes to the interim financial statements rather than on the face of a statement, as required for display in the annual financial statements. For the three and six month periods ended June 30, 1998, comprehensive income was $47.8 million and $64.3 million, respectively, reflecting a negative $3.1 million and $6.0 million positive adjustment to net income for unrealized gains on securities available-for-sale, net of income taxes, respectively. Comprehensive income for the three and six month periods ended June 30, 1997 was $57.2 million and $82.7 million, respectively, reflecting a decrease of $13.6 million and $3.1 million in the unrealized loss on securities available-for-sale, net of income taxes.

Disclosure about Segments for an Enterprise and Related Information

      In June 1997, the FASB issued statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131"). SFAS 131 establishes standards for the way an enterprise reports information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available, that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 requires a reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to the amounts in the enterprise's financial statements. It also requires an enterprise to report descriptive information about the way the operating segments were determined, the products and services provided by the operating segments, and any differences between the measurements used for segment reporting and financial statement reporting. SFAS 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. Management is currently evaluating the effect SFAS 131 will have on its financial statements.

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

      SFAS 132 is effective for fiscal years beginning after December 15, 1998. Management is currently evaluating the effect SFAS 132 will have on its financial statements.

Accounting for Derivative Instruments and Hedging Activities

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

      SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the effect SFAS 133 will have on its financial statements. At June 30, 1998, the Registrant was party to two interest rate swap contracts with an aggregate notional value of $175 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

      The following table sets forth selected financial highlights, as adjusted for special charges and non-recurring items for the Registrant in the three and six month periods ended for 1998 and 1997. The 1998 second quarter results reflect the Registrant's first full quarter of operations subsequent to its acquisition of New York Bancorp. The succeeding discussion and analysis describes the changes in components of operating results giving rise to net income.

                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                   -------------------------------------------------------------
                                                     JUNE 30,         JUNE 30,        JUNE 30,        JUNE 30,
(in thousands, except ratios & per share amounts)      1998             1997            1998            1997
                                                   -------------------------------------------------------------
EARNINGS:
    Core Earnings .............................    $     50,896     $     43,583    $     96,873    $     79,562
                                                   -------------------------------------------------------------
PER SHARE:
    Core Earnings - Basic .....................    $       0.36     $       0.32    $       0.69    $       0.58
    Core Earnings - Diluted ...................    $       0.36     $       0.31    $       0.69    $       0.57
    Cash Dividends ............................    $      0.125     $       0.10    $       0.25    $       0.18
    Book Value ................................    $       5.90     $       4.82    $       5.90    $       4.82
    Average Equivalent Shares - Basic .........         141,316          138,292         139,905         138,004
    Average Equivalent Shares - Diluted .......         142,462          140,414         141,149         140,071
                                                   -------------------------------------------------------------
SELECTED RATIOS:
    Return on Average Total Assets ............            2.10%            1.81%           1.96%           1.73%
    Return on Average Stockholders' Equity.....           25.65%           26.73%          24.27%          25.07%
    Core Efficiency Ratio .....................           33.46%           38.63%          36.02%          39.15%
    Net Interest Margin .......................            4.65%            4.45%           4.53%           4.53%
                                                   =============================================================

      The Registrant recognized net income of $50.9 million or diluted earnings per share of $.36 during the second quarter of 1998, as compared with $43.6 million or diluted earnings per share of $.31, during the 1997 second quarter. Return on average total assets and return on average stockholders' equity was 2.10% and 25.65%, respectively, for the second quarter ended June 30, 1998, as compared to 1.81% and 26.73%, respectively, for the comparable prior year period.

      Net income for the first six months of 1998 was $58.3 million, or diluted earnings per share of $.41. Net income and diluted earnings per share during this period were impacted by the recognition of certain special charges and non-recurring items during the first quarter. The aggregate of these special charges and non-recurring items was $74.3 million or $38.6 million after taxes, the components of which are detailed in the reconciliation from net income, as reported to, Core Earnings. Net income and diluted earnings per share, exclusive of the aforementioned items ("Core Earnings"), was $96.9 million or $.69 per share for the six months ended June 30, 1998, as compared with net income of $79.6 million or diluted earnings per share of $.57 for the comparable prior year period.

      The following table sets forth the reconciliation from Net Income, as reported, to Core Earnings for the six months ended June 30, 1998:

(In thousands, except ratios and per share amounts)
Net Income (Earnings Per Share - Diluted $.41) .........               $ 58,272

ITEMS EXCLUDED FROM CORE EARNINGS:
Merger Related Restructure Charge ......................   $ 52,452
Provision for Loan Losses ..............................     11,500
Write-down of Intangible Assets ........................      6,000
Securities Losses ......................................      2,517
Other Operating Expenses ...............................      1,814
                                                           --------
                                                             74,283

Less: Related Tax Effect ...............................    (20,682)
                                                           --------

                                                                       $ 53,601
Add: Bad Debt Recapture, Net of Federal Benefit ........                  5,000
Less: Tax Benefit, related to subsidiary restructuring .                (20,000)
                                                                       --------

Core Earnings ..........................................               $ 96,873
                                                                       ========

Core Earnings Per Share - Basic ........................               $   0.69
Core Earnings Per Share - Diluted ......................               $   0.69

NET INTEREST INCOME

      Net interest income, which represents the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities, is the Registrant's primary source of earnings. Net interest income is affected by the level and composition of assets, liabilities and equity, as well as changes in market interest rates.

      Net interest income increased $3.8 million or 3.8% to $104.5 million for the 1998 second quarter, as compared with $100.7 million for the comparable 1997 period. This modest growth was achieved principally through a combination of a shift in the composition of interest earning assets from investment securities to higher yielding loans and a reduction in wholesale borrowings, which in turn were replaced through increased levels of demand deposits, internally generated capital, and the December 1997 issuance of $100 million in trust preferred securities. As a result of the aforementioned events, the net interest margin improved to 4.65% during the most recent quarter when compared to 4.45% during the comparable prior year period.

      Interest income during the most recent quarter of $182.4 million was virtually unchanged when compared to $182.5 million in the comparable prior year period.

      The overall level of average interest earning assets remained relatively constant at $9.2 billion during the second quarter of 1998 when compared to the comparable prior year period. However, the composition of average interest earning assets changed significantly as average loans, net of unearned income, increased $471.7 million or 8.9% to $5.8 billion for the 1998 second quarter, representing 62.6% of average interest earning assets compared to $5.3 billion or 57.3% of average interest earning assets for the comparable prior year period. The Registrant has experienced sound loan growth, except for the highly competitive and rate sensitive residential 1-4 family mortgage products. More aggressive pricing offered by competitors, principally thrift companies, and accelerated prepayments caused a decline in the residential 1-4 family mortgages that was offset by increases in all other loan categories. The corresponding yield on average loans remained unchanged at 8.67%.

      Average securities declined $546.9 million or 13.9% to $3.4 billion for the 1998 second quarter when compared with $3.9 billion for the comparable prior year period. This decline resulted from the reinvestment of cash flows from the securities portfolio into higher yielding loans. The yield on average securities declined from 7.11% to 7.03% due to lower market interest rates and a corresponding acceleration in prepayment activity.

      Interest expense declined $4.0 million or 4.8% to $77.9 million in the second quarter of 1998, reflecting an average cost of funds of 4.17%, as compared with $81.8 million or 4.17% average cost of funds in 1997. This decline resulted principally from a $390 million decline in average interest bearing liabilities to $7.5 billion during the 1998 second quarter, when compared to $7.9 billion in the comparable prior year period, partially offset by an increase in the cost of funds on wholesale borrowings.

      Average total savings and time deposits, which continue to represent a stable funding source, were $5.5 billion, reflecting an average cost of funds of 3.52% during the most recent quarter, as compared to $5.4 billion, with an average cost of funds of 3.50% during the comparable prior year period.

      Average securities sold under agreements to repurchase declined $256.9 million or 12.2% to $1.9 billion, with an average cost of funds of 5.89% for the second quarter, as compared to $2.1 billion or an average cost of funds of 5.72% for the 1997 period. The 1997 second quarter cost of funds was positively impacted by certain hedging strategies used by New York Bancorp.

      Average demand deposits increased $236.1 million, or 28.4%, to $1.1 billion during the second quarter of 1998, as compared to $830.7 million during the 1997 period. The growth in the level of demand deposits has resulted from management's emphasis on converting acquired savings bank locations into full-service commercial banking locations. At June 30, 1998, demand deposits represented 17% of total deposits, as compared to 13.5% at June 30, 1997.

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

                                                          THREE MONTHS ENDED                            SIX MONTHS ENDED
FOR THE PERIOD ENDED JUNE 30,                               1998 VS. 1997                                1998 VS. 1997
                                                 ---------------------------------------------------------------------------------
                                                                             CHANGE IN                                   CHANGE IN
                                                 AVERAGE        AVERAGE     NET INTEREST      AVERAGE       AVERAGE     NET INTEREST
(in thousands)                                    VOLUME         RATE          INCOME         VOLUME         RATE          INCOME
                                                 ---------------------------------------------------------------------------------
INTEREST INCOME FROM EARNING ASSETS:
Interest Earning Deposits .................      $    118       $    (3)      $    115       $    164       $   (19)      $    145
Securities ................................        (9,588)         (787)       (10,375)         1,664        (1,248)           416
Loans, net of unearned income .............        10,193           (84)        10,109         24,492           (83)        24,409
Federal Funds Sold ........................           522            (1)           521          1,077            16          1,093
                                                 ---------------------------------------------------------------------------------
   Total Interest Income ..................         1,245          (875)           370         27,397        (1,334)        26,063
                                                 ---------------------------------------------------------------------------------

INTEREST EXPENSE ON LIABILITIES:
Savings, N.O.W. & Money Market Deposits ...           603            96       $    699            903           (85)      $    818
Time Deposits .............................          (132)          553            421           (511)        1,182            671
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase ..........        (3,751)          899         (2,852)        11,493           942         12,435
Other Borrowings ..........................        (3,362)        1,134         (2,228)        (4,608)        1,674         (2,934)
                                                 ---------------------------------------------------------------------------------
   Total Interest Expense .................        (6,642)        2,682         (3,960)         7,277         3,713         10,990
                                                 ---------------------------------------------------------------------------------
Net Change in Net Interest Income .........      $  7,887       $(3,557)      $  4,330       $ 20,120       $(5,047)      $ 15,073
                                                 =================================================================================

(1) The above table is presented on a tax equivalent basis.

(2) Non-accrual loans are included in average loans, net of unearned income.

      The following tables present an analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the three and six month periods ended June 30, 1998 and 1997, respectively.


FOR THE THREE MONTHS ENDED JUNE 30,                                 1998                                       1997
                                                 --------------------------------------------------------------------------------
                                                  AVERAGE                      AVERAGE      AVERAGE                       AVERAGE
(dollars in thousands)                            BALANCE         INTEREST       RATE       BALANCE          INTEREST       RATE
                                                 --------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
Interest Earning Deposits ...................    $   12,584      $     148       4.72%      $    2,563      $      33       5.16%
Securities ..................................     3,391,330         59,406       7.03%       3,938,219         69,781       7.11%
Loans, net of unearned income (1) ...........     5,766,021        124,578       8.67%       5,294,280        114,469       8.67%
Federal Funds Sold ..........................        47,451            646       5.46%           9,077            125       5.52%
                                                 -------------------------                  -------------------------
  Total Interest Earning Assets .............     9,217,386        184,778       8.04%       9,244,139        184,408       8.00%
                                                 -------------------------                  -------------------------

NON INTEREST EARNING ASSETS:
Cash and Due from Banks .....................       164,800                                    129,983
Other Assets (2) ............................       330,357                                    291,834
                                                 ----------                                 ----------
 Total Assets ...............................    $9,712,543                                 $9,665,956
                                                 ==========                                 ==========

INTEREST BEARING LIABILITIES:
Savings, N.O.W. & Money Market Deposits .....    $3,042,297      $  16,830       2.22%      $2,933,213      $  16,131       2.21%
Time Deposits ...............................     2,416,746         31,093       5.16%       2,427,189         30,672       5.07%
                                                 -------------------------                  -------------------------
  Total Savings and Time Deposits ...........     5,459,043         47,923       3.52%       5,360,402         46,803       3.50%
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase ............     1,850,899         27,184       5.89%       2,107,859         30,036       5.72%
Other Borrowings ............................       175,549          2,747       6.28%         407,183          4,975       4.90%
                                                 -------------------------                  -------------------------
 Total Interest Bearing Liabilities .........     7,485,491         77,854       4.17%       7,875,444         81,814       4.17%
                                                 -------------------------                  -------------------------
Rate Spread .................................                                    3.87%                                      3.83%

NON-INTEREST BEARING LIABILITIES
Demand Deposits .............................     1,066,830                                    830,705
Other Liabilities ...........................       139,019                                    217,612
                                                 ----------                                 ----------
 Total Liabilities ..........................     8,691,340                                  8,923,761
Capital Securities ..........................       199,274                                     99,642
 Stockholders' Equity .......................       821,929                                    642,553
                                                 ----------                                 ----------
 Total Liabilities and Stockholders' Equity..    $9,712,543                                 $9,665,956
                                                 ==========                                 ==========
Net Interest Income and Net Interest Margin..                      106,924       4.65%                        102,594       4.45%
Less: Tax Equivalent Adjustment .............                       (2,410)                                    (1,870)
                                                                ----------                                 ----------
     Net Interest Income ....................                    $ 104,514                                  $ 100,724
                                                                ==========                                 ==========

(1) Non-accrual loans are included in average loans, net of unearned income.

(2) Unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(3) The above table is presented on a tax equivalent basis.

FOR THE SIX MONTHS ENDED JUNE 30,                                  1998                                       1997
                                                 --------------------------------------------------------------------------------
                                                  AVERAGE                      AVERAGE       AVERAGE                      AVERAGE
(dollars in thousands)                            BALANCE         INTEREST       RATE        BALANCE         INTEREST       RATE
                                                 --------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
Interest Earning Deposits ...................    $   10,549      $     214       4.09%      $    2,624      $      69       5.30%
Securities ..................................     3,666,709        127,588       7.02%       3,619,098        127,172       7.09%
Loans, net of unearned income (1) ...........     5,767,402        248,351       8.68%       5,198,626        223,942       8.69%
Federal Funds Sold ..........................        49,466          1,401       5.71%          11,394            308       5.45%
                                                 -------------------------                  -------------------------
  Total Interest Earning Assets .............     9,494,126        377,554       8.02%       8,831,742        351,491       8.03%
                                                 -------------------------                  -------------------------

NON INTEREST EARNING ASSETS:
Cash and Due from Banks .....................       159,521                                    137,848
Other Assets (2) ............................       329,993                                    280,773
                                                 ----------                                 ----------
 Total Assets ...............................    $9,983,640                                 $9,250,363
                                                 ==========                                 ==========

INTEREST BEARING LIABILITIES:
Savings, N.O.W. & Money Market Deposits .....    $3,014,000      $  33,442       2.24%      $2,932,666      $  32,624       2.24%
Time Deposits ...............................     2,425,306         61,963       5.15%       2,445,594         61,292       5.05%
                                                 -------------------------                  -------------------------
  Total Savings and Time Deposits ...........     5,439,306         95,405       3.54%       5,378,260         93,916       3.52%
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase ............     2,036,829         59,070       5.85%       1,639,953         46,635       5.73%
Other Borrowings ............................       325,806          9,678       5.99%         487,307         12,612       5.22%
                                                 -------------------------                  -------------------------
 Total Interest Bearing Liabilities .........     7,801,941        164,153       4.24%       7,505,520        153,163       4.12%
                                                 -------------------------                  -------------------------
Rate Spread .................................                                    3.78%                                      3.91%

NON-INTEREST BEARING LIABILITIES
Demand Deposits .............................     1,016,037                                    813,522
Other Liabilities ...........................       161,434                                    198,031
                                                 ----------                                 ----------
 Total Liabilities ..........................     8,979,412                                  8,517,073
Capital Securities ..........................       199,271                                     99,641
 Stockholders' Equity .......................       804,957                                    633,649
                                                 ----------                                 ----------
 Total Liabilities and Stockholders' Equity..    $9,983,640                                 $9,250,363
                                                 ==========                                 ==========
Net Interest Income and Net Interest Margin..                      213,401       4.53%                        198,328       4.53%
Less: Tax Equivalent Adjustment .............                       (4,680)                                    (3,328)
                                                                ----------                                 ----------
     Net Interest Income ....................                    $ 208,721                                  $ 195,000
                                                                ==========                                 ==========

(1) Non-accrual loans are included in average loans, net of unearned income.

(2) Unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(3) The above table is presented on a tax equivalent basis.

NON-INTEREST INCOME

      Non-interest income, exclusive of net securities gains and other non-recurring items, increased 14.5% to $13.1 million in the 1998 second quarter, as compared with $11.5 million in the 1997 second quarter. Net securities gains during the most recent quarter were $1.7 million, as compared to $2.5 million during the comparable prior year period. Non-interest income during the 1997 second quarter was positively impacted by the recognition of $4.5 million in interest received by New York Bancorp in connection with a tax settlement with the Internal Revenue Service.

      This increase in non-interest income was achieved by a $.6 million or 10.4% increase in fees and service charges on deposit accounts to $6.5 million, a $.5 million or 20.7% increase in broker commissions and trust fees to $3.0 million and a $.5 million or 25.3% increase in other operating income to $2.6 million. The growth in non-interest income is attributable to management's success in delivering a full compliment of financial services and products to its new market areas and expanded customer base through its past acquisitions.

      Non-interest income during the quarter was not impacted by the Registrant's recent acquisition of Amivest, which closed in June 1998. However, non-interest income should continue to grow as the recent acquisitions of Amivest and New York Bancorp evolve and provide the Registrant with an expanded geographic presence, significantly larger customer base, and additional fee based products.

NON-INTEREST EXPENSE

      Non-interest expense declined $4.4 million or 9.9% to $40.2 million during the most recent quarter, as compared to $44.6 million during the comparable prior year period. This overall reduction was achieved principally through the realization of the anticipated cost savings associated with the acquisition of New York Bancorp. Additionally, the decline in core operating expenses was partially offset by a $2.0 million increase in capital securities costs, due to the issuance of additional $100 million in capital securities during December 1997 and the December 1997 purchase acquisition of Branford Savings Bank.

      The Registrant's core efficiency ratio, which represents the ratio of non-interest expense, net of other real estate costs and other non-recurring charges, to net interest income on a tax equivalent basis and non-interest income, net of securities gains and losses, improved to 33.46% in the 1998 second quarter, as compared with 38.63% for the comparable prior year period. The improvement in the core efficiency ratio resulted from management's ability to successfully reduce operating expenses post merger.

INCOME TAXES

      The Registrant's effective tax rate exclusive of the certain special charges, non-recurring items and tax benefits was approximately 35% for the second quarter of 1998, as compared to 39.4% for the comparable prior year period. The 1997 second quarter effective tax rate was positively impacted by a $.7 million tax settlement received from the Internal Revenue Service by New York Bancorp. Excluding the settlement amount, the effective tax rate would have been 40.4%. The Registrant anticipates that its effective tax rate for the remainder of 1998 will be approximately 35%.

LOAN PORTFOLIO

     The following table represents the components of the loan portfolio for the periods indicated:

                                 -----------------------------------------------------------------------
                                  JUNE 30,       % OF       DEC. 31,      % OF        JUNE 30,     % OF
(dollars in thousands)              1998         TOTAL        1997        TOTAL         1997       TOTAL
                                 -----------------------------------------------------------------------
Mortgage Loans-Residential ....  $2,014,352        35%     $2,144,029       36%      $2,127,593      39%
Mortgage Loans-Multi-Family ...   1,646,733        29%      1,534,623       27%       1,376,707      25%
Mortgage Loans-Commercial .....   1,158,172        20%      1,192,071       21%       1,065,487      20%
Commercial & Industrial .......     471,026         8%        444,480        8%         427,235       8%
Consumer Loans and Leases .....     417,477         7%        394,436        7%         356,276       7%
Construction  and Land Loans ..      63,851         1%         51,052        1%          62,781       1%
                                 -----------------------------------------------------------------------
                                 $5,771,611       100%     $5,760,691      100%      $5,416,079     100%
                                 =======================================================================

      The loan portfolio is concentrated primarily in loans secured by real estate in the New York metropolitan area. The risk inherent in this portfolio is dependent not only upon regional and general economic stability, which affects property values, but also the financial well-being and creditworthiness of the borrowers.

ASSET QUALITY

      The components of non-performing assets and restructured, accruing loans are detailed in the table below:

                                                  -------------------------------
                                                  JUNE 30,  DECEMBER 31,  JUNE 30,
(in thousands)                                      1998        1997        1997
                                                  -------------------------------
Loans Ninety Days Past Due and Still Accruing ..  $ 6,965     $ 6,414     $ 8,238
Non-Accrual Loans ..............................   11,653      31,231      46,995
                                                  -------------------------------
   Non-Performing Loans ........................   18,618      37,645      55,233
Other Real Estate ..............................    3,717       5,943       5,043
                                                  -------------------------------
   Non-Performing Assets .......................  $22,335     $43,588     $60,276
                                                  ===============================
Restructured, Accruing Loans ...................  $ 4,319     $14,567     $17,786
                                                  ===============================

      At June 30, 1998, non-performing assets, which include loans past due 90 days and still accruing interest, non-accrual loans and other real estate, was $22.3 million as compared to $43.6 million at December 31, 1997. Non-performing assets declined $37.9 million, or 62.9%, at June 30, 1998 when compared to $60.3 million at June 30, 1997. This substantial decline was achieved principally through the sale of non-performing loans for cash, principal repayments, the workout of non-performing loans to performing status, and charge-offs. Non-performing loans at June 30, 1998 consisted of $3.9 million in commercial loans, $4.1 million in commercial mortgages, $7.0 million in residential mortgages, $3.3 million in consumer loans and leases, and $.3 million in multi-family mortgages.

      The following table represents a summary of the changes in the allowance for loan losses:


FOR THE SIX MONTHS ENDED JUNE 30,                                    1998          1997
                                                                   ----------------------
(dollars in thousands)
Balance at Beginning of Year ...................................   $ 74,393      $ 73,280
Provision for Loan Losses ......................................     13,500         4,500
Recoveries Credited to the Allowance ...........................      1,961         1,188
                                                                   ----------------------
                                                                     89,854        78,968
Losses Charged to the Allowance ................................    (15,468)       (3,363)
NYB Net Activity for the Three Months Ended December 31, 1997 ..        (55)           --
                                                                   ----------------------
Balance at End of Period .......................................   $ 74,331      $ 75,605
                                                                   ======================

Ratio of Net Charge-Offs to Average Loans ......................       0.47%         0.08%
Allowance for Loan Losses to Period End Loans, net
    of unearned income .........................................       1.29%         1.40%
Ratio of Allowance for Loan Losses to
    Non-performing Loans .......................................        400%          137%

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

      There has been significant growth in the loan portfolio during recent years from both originations and acquisitions. Loan growth through originations has principally been in multi-family lending, commercial mortgages, and consumer loans. Multi-family mortgage loans generally are for $1 - $5 million and are secured by properties located in the metropolitan New York area, where demand for such housing is strong. Commercial mortgage loans generally are originated in amounts up to $5 million and are secured by a wide variety of collateral types ranging from owner occupied to investment properties with strong cash flows. To mitigate credit risk, management utilizes prudent underwriting standards, including loan-to-value ratios of 70% or less, and monitors operating results and collateral value carefully. Consumer loan growth represents the increase in the auto loans originated principally through an expanded dealer network. The credit risk in auto lending is dependent upon the creditworthiness of the borrower and the value of the collateral. The average loan originated is generally between $15 - $25 thousand for periods ranging from 36 - 60 months. The Bank accepts substantially only "A" rated paper or higher, which are borrowers without past credit history problems.

      A substantial portion of the loan portfolio has adjustable rate features and the credit risk inherent in these loans will increase with an increase in the underlying indices.

      The provision for loan losses declined to $1.0 million for the current quarter, as compared to $2.7 million for the comparable prior year period. Net charge-offs during the second quarter of 1998 aggregated $1.7 million or .12% of average net loans, as compared with $1.1 million or .08% of average net loans during the comparable prior year period. The decline in provisioning levels during the most recent quarter reflects the continued improving in asset quality.

      While management uses available information in estimating possible loan losses, future additions to the allowance may be necessary based on future changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Registrant to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. Based on current economic conditions, management considers the allowance for loan losses at June 30, 1998 adequate to cover the possible credit losses inherent in the loan portfolio. The allowance for loan losses at June 30, 1998 was $74.3 million, or 400% of non-performing loans and 1.29% of net loans. This compares with an allowance for loan losses of $75.6 million or 137% of non-performing loans and 1.40% of net loans at June 30, 1997.

SECURITIES PORTFOLIO

      The composition of and the amortized cost and estimated fair values of held-to-maturity and available-for-sale securities portfolios were as follows:

                                                JUNE 30, 1998           DECEMBER 31, 1997              JUNE 30, 1997
                                          --------------------------------------------------------------------------------
HELD-TO-MATURITY                            AMORTIZED      FAIR        AMORTIZED      FAIR         AMORTIZED       FAIR
(in thousands)                                COST         VALUE         COST         VALUE          COST          VALUE
                                          --------------------------------------------------------------------------------
CMO's ..................................  $  364,062    $  365,410    $1,224,842    $1,216,927    $  552,253    $  535,225
Mortgage-Backed Securities .............     415,088       415,860       413,537       413,910     1,098,794     1,093,338
State & Municipal Obligations ..........      61,538        62,145       114,511       116,099       113,993       114,096
U.S. Government Agencies' Obligations ..          85            85            96            96         2,499         2,433
Other Securities .......................      18,501        18,540        10,322        10,379        11,972        12,020
                                          --------------------------------------------------------------------------------
                                          $  859,274    $  862,040    $1,763,308    $1,757,411    $1,779,511    $1,757,112
                                          ================================================================================

                                                JUNE 30, 1998            DECEMBER 31, 1997             JUNE 30, 1997
                                          --------------------------------------------------------------------------------
AVAILABLE-FOR-SALE                         AMORTIZED       FAIR        AMORTIZED       FAIR        AMORTIZED       FAIR
(in thousands)                               COST          VALUE          COST         VALUE          COST         VALUE
                                          --------------------------------------------------------------------------------
CMO's ..................................  $1,433,383    $1,437,876    $  864,948    $  871,064    $  863,572    $  865,717
Mortgage-Backed Securities .............     835,036       842,490       758,952       766,549       852,507       850,756
U.S. Government Agencies' Obligations ..     197,812       200,991       242,685       245,940       281,797       281,000
U.S. Treasury Securities ...............      30,958        31,105        32,963        33,119        78,810        76,448
Equity Securities ......................     217,637       237,956       168,568       177,491       136,856       138,005
Other Securities .......................     151,979       157,480        57,972        62,461        51,574        52,054
                                          --------------------------------------------------------------------------------
                                          $2,866,805    $2,907,898    $2,126,088    $2,156,624    $2,265,116    $2,263,980
                                          ================================================================================

      Management's strategy is to invest in securities with short-weighted average lives minimizing exposure to future increases in interest rates. These are principally mortgage-backed securities that provide stable cash flows which may be reinvested at current market interest rates. The combined weighted average life of the held-to-maturity and available-for-sale securities portfolios at June 30, 1998 was 3.9 years.

      In connection with the recent merger with New York Bancorp, the Registrant reclassified approximately $913 million of investment securities from its held-to-maturity portfolio to its available-for-sale portfolio. This transaction was done pursuant to Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" to maintain the Registrant's interest rate risk profile, which existed prior to the merger with New York Bancorp. The securities transferred were primarily mortgage-backed securities ("MBS") and collateralized mortgage-backed obligations ("CMO") having a higher degree of interest rate risk and volatility. Approximately $415 million of these securities were identified for sale at the time of reclassification and subsequently sold resulting in a $2.5 million securities loss recognized during the first quarter.

      The net unrealized gain on securities available-for-sale increased $10.6 million to $41.1 million at June 30, 1998 when compared to $30.5 million at December 31, 1997. This improvement was due to decreases in market interest rates and substantial appreciation in the Registrant's equity holdings.

      Collateralized mortgage obligations are collateralized by either U.S. Government Agency MBS's or whole loans which are principally conservative current pay sequentials or PAC structures with a current weighted average life of approximately 2.9 years.

      The prepayment of MBS's, including CMO's, is actively monitored through the portfolio management function. Management typically invests in MBS's with stable cash flows and relatively short duration, thereby limiting the impact of interest rate fluctuations on the portfolio. Management regularly performs simulation testing to assess the impact that interest rates and prepayments would have on the MBS portfolio.

      At June 30, 1998, equity securities maintained in the available-for-sale portfolio were comprised principally of common stock and preferred stock of various financial institutions. Other securities maintained in the available-for-sale portfolio were comprised principally of capital securities and debt securities of various financial institutions.

      At June 30, 1998, securities carried at $2.5 billion were pledged for various purposes as required by law and to secure securities sold under agreements to repurchase and other borrowings.

CAPITAL

      The Registrant and its bank subsidiaries are subject to the risk based capital guidelines administered by the banking regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. The guidelines currently require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including a minimum ratio of Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets of 4%. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Registrant's financial statements. As of June 30, 1998, the most recent notification from the various banking regulators categorized the Registrant and its bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, a minimum leverage ratio of at least 5% and not subject to any written order, agreement or directive. There are no conditions or events since such notification that management believes have changed this classification.


      The following table sets forth the Registrant's regulatory capital at June 30, 1998 and June 30, 1997, under the rules applicable at such date. Management believes that the Registrant meets all capital adequacy requirements to which it is subject.

(dollars in thousands)             AMOUNT       RATIO        AMOUNT       RATIO
                                 -----------------------------------------------
Tier 1 Capital ...............   $  926,867     16.06%     $  686,983     12.98%
Regulatory Requirement .......      230,895      4.00%        211,636      4.00%
                                 -----------------------------------------------
Excess .......................   $  695,972     12.06%     $  475,347      8.98%
                                 ===============================================

Total Risk Adjusted Capital ..   $  999,049     17.31%     $  753,119     14.23%
Regulatory Requirement .......      461,791      8.00%        423,272      8.00%
                                 -----------------------------------------------
Excess .......................   $  537,258      9.31%     $  329,847      6.23%
                                 ===============================================

Risk Weighted Assets .........   $5,772,384                $5,290,895
                                 ==========                ==========

     The Registrant's leverage ratio at June 30, 1998 and June 30, 1997 was 9.64% and 7.17%, respectively.

OTHER MATTERS

      The Registrant continues its preparation for the Year 2000 date change, which includes, the technological and computer program modifications that may be required to ensure a smooth transition of the Registrant's information systems into the twenty-first century. The Registrant and its subsidiaries are subject to regulatory guidelines to ensure compliance with the Year 2000 date change. The Registrant has completed a review of its computer systems and programs to determine which, if any, are not capable of recognizing the Year 2000 date. Communication has been initiated with all of the Registrant's vendors that supply the Registrant with these systems and programs. This communication and assessment is on-going. Remediation and testing of the various systems and computer programs are underway and are expected to be completed by December 31, 1998 for critical applications. Management is utilizing the regulatory guidelines to assure compliance within the prescribed time frames. Management does not anticipate the costs associated with the resolution of the Year 2000 date change to be material.

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

      The Registrant's risk assessment program includes a coordinated approach to the management of liquidity, capital and interest rate risk. This risk assessment process is governed by policies and limits established by senior management which are reviewed and approved by the Asset/Liability Committee of the Board of Directors ("ALCO"). ALCO, comprised of members of senior management and the Board, meets periodically to evaluate the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity, and to evaluate the Registrant's strategic plans. The balance sheet structure is primarily short-term with most assets and liabilities repricing or maturing in less than five years. Management monitors the sensitivity of net interest income by utilizing a dynamic simulation model complemented by traditional gap analysis. This approach also considers the impact of pending merger transactions and the attendant impact on the Registrant's strategic plan. This model measures net interest income sensitivity and volatility to interest rate changes and involves a degree of estimation based on certain assumptions that management believes to be reasonable. Factors considered include actual maturities, estimated cash flows, repricing characteristics, deposit growth/retention and, primarily, the relative sensitivity of assets and liabilities to changes in market interest rates. Utilizing this process, management can project the impact of changes in interest rates on net interest income. This relative sensitivity is important to consider since the Registrant's core deposit base is not subject to the same degree of interest rate sensitivity as its assets. Core deposit costs are internally controlled and generally exhibit less sensitivity to changes in interest rates than the adjustable rate assets whose yields are based on external indices and change in concert with market interest rates. Management has established certain limits for the potential volatility of net interest income, assuming certain levels of change in market interest rates with the objective of maintaining a stable level of net interest income under various probable rate scenarios.

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

      The Registrant's sources of liquidity include dividends from its subsidiaries, borrowings, and funds available through the capital markets. Dividends from the Registrant's primary subsidiary, North Fork Bank, are limited by New York State Banking Department regulations to the current year's earnings plus the prior two years' retained net profits. Pursuant to this regulation, North Fork Bank had $151.1 million of retained earnings available for dividends to the Registrant as of July 1, 1998.

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

      The Banks have the ability, as members of the Federal Home Loan Bank ("FHLB") system, to borrow $1.8 billion on a secured basis, utilizing mortgage related loans and securities as collateral, for a term ranging from one day to ten years at both fixed and variable rates. As of June 30, 1998, North Fork Bank had $1.0 billion in current advances and other outstanding borrowings.

      The Registrant and its banking subsidiaries liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Management believes that the Registrant and its banking subsidiaries have sufficient liquidity to meet their operating requirements.

      On June 23, 1998, the Board of Directors declared its regular quarterly cash dividend of 12.5(cent) per common share. The dividend is payable August 14, 1998 to shareholders of record at the close of business July 24, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 14, 1998                  /s/  Daniel M. Healy
                                       ------------------------------
                                       Daniel M. Healy
                                       Executive Vice President &
                                       Chief Financial Officer