Form 10-Q
period 1998-09-30
NORTH FORK BANCORPORATION INC
filed 1998-11-16
CIK 352510

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED:          SEPTEMBER 30, 1998


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

                         Yes (X)      No ( )


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASSES OF COMMON STOCK                   NUMBER OF SHARES OUTSTANDING  11/12/98
-----------------------                   ----------------------------  --------
    $2.50 PAR VALUE                                    142,701,582

                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

           North Fork Bancorporation, Inc. and Subsidiaries.

                (1.) Consolidated Balance Sheets.

                (2.) Consolidated Statements of Income.

                (3.) Consolidated Statements of Comprehensive Income.

                (3.) Consolidated Statements of Cash Flows.

                (5.) Consolidated Statements of Changes in Stockholders' Equity.

                (6.) Notes to Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The information required by this item is contained throughout Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated by reference.


PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Not Applicable.

ITEM 2.    CHANGES IN SECURITIES

           Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable.

ITEM 5.    OTHER INFORMATION

           Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           The following exhibits are submitted herewith:

                     (a)     Exhibit #                       Description
                             ---------                       -----------
                              (11)        Statement Re: Computation of per share earnings.

                              (27)        Financial Data Schedule.

                     (b) Current report on Form 8-K dated October 13, 1998 (reporting the Registrant's earnings results for the third quarter ended September 30, 1998 and the Board of Directors approval to repurchase up to
                             14.3 million shares of the Registrant's common stock).

                     (c) Current report on Form 8-K dated October 16, 1998 (announcing the sale of four of its five Branford Savings Bank branches).

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

                                                                                 ------------------------------------------------
                                                                                   SEPT. 30,         DEC. 31,          SEPT. 30,
                                                                                     1998              1997              1997
                                                                                 ------------------------------------------------
ASSETS:
Cash & Due from Banks ......................................................     $    127,011      $    179,268      $    133,026
Interest Earning Deposits ..................................................           16,246             7,787             2,147
Federal Funds Sold .........................................................           17,000             4,000            35,000
Securities:
   Available-for-Sale ......................................................        3,188,063         2,156,624         2,219,049
   Held-to-Maturity ........................................................          988,814         1,763,308         1,769,764
                                                                                 ------------------------------------------------
      Total Securities .....................................................        4,176,877         3,919,932         3,988,813
                                                                                 ------------------------------------------------
Loans ......................................................................        5,673,726         5,760,691         5,556,168
  Less: Unearned Income ....................................................           17,851            21,560            22,321
            Allowance for Loan Losses ......................................           73,606            74,393            74,224
                                                                                 ------------------------------------------------
                  Net Loans ................................................        5,582,269         5,664,738         5,459,623
                                                                                 ------------------------------------------------
Intangible Assets ..........................................................           92,579            96,398            76,692
Premises & Equipment .......................................................           74,373            77,225            76,202
Accrued Income Receivable ..................................................           67,458            66,970            69,433
Other Assets ...............................................................           70,258            57,314            58,337
                                                                                 ------------------------------------------------
     Total Assets ..........................................................     $ 10,224,071      $ 10,073,632      $  9,899,273
                                                                                 ================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Demand Deposits ............................................................     $  1,113,162      $    948,458      $    879,099
Savings, N.O.W. &  Money Market Deposits ...................................        2,949,018         3,008,839         2,809,761
Other Time Deposits ........................................................        1,758,591         1,960,765         1,993,101
Certificates of Deposit,  $100,000 & Over ..................................          648,502           419,877           477,023
                                                                                 ------------------------------------------------
     Total Deposits ........................................................        6,469,273         6,337,939         6,158,984
                                                                                 ------------------------------------------------
Federal Funds Purchased & Securities Sold Under
   Agreements to Repurchase ................................................        2,435,096         2,104,036         2,244,865
Other Borrowings ...........................................................           35,000           449,600           518,389
Due to Brokers .............................................................           49,953            60,866             3,168
Accrued Expenses & Other Liabilities .......................................          162,439           151,038           169,068
                                                                                 ------------------------------------------------
      Total Liabilities ....................................................     $  9,151,761      $  9,103,479      $  9,094,474
                                                                                 ------------------------------------------------

Capital Securities .........................................................     $    199,283      $    199,264      $     99,646

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $1.00; authorized 10,000,000 shares, unissued ...               --                --                --
Common stock, par value $2.50; authorized 200,000,000 shares;
    issued 144,863,797 shares at September 30, 1998 ........................          362,159           256,790           252,853
Additional Paid in Capital .................................................           31,516           127,853            88,695
Retained Earnings ..........................................................          524,014           469,616           435,779
Accumulated Other Comprehensive Income - Unrealized Gains
    on Securities Available-for-Sale, net of taxes .........................           14,138            17,124            14,184
Deferred Compensation ......................................................          (17,644)          (19,361)          (13,009)
Treasury Stock at cost;  1,568,864 shares at September 30, 1998 ............          (41,156)          (81,133)          (73,349)
                                                                                 ------------------------------------------------
      Total Stockholders' Equity ...........................................          873,027           770,889           705,153
                                                                                 ------------------------------------------------
      Total Liabilities and Stockholders' Equity ...........................     $ 10,224,071      $ 10,073,632      $  9,899,273
                                                                                 ================================================

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                               ------------------------------------------------
                                                               SEPT. 30,    SEPT. 30,    SEPT. 30,    SEPT. 30,
                                                                 1998         1997         1998         1997
                                                               ------------------------------------------------
(in thousands, except per share amounts)
INTEREST INCOME:
Loans ....................................................     $122,973     $118,591     $370,735     $342,165
Mortgage-Backed Securities ...............................       53,691       58,203      154,397      162,255
U.S. Treasury & Government Agency Securities .............        3,585        5,873       13,448       17,964
Other Securities .........................................        6,555        4,261       17,116        9,585
State & Municipal Obligations ............................          723        1,304        3,091        4,048
Federal Funds Sold .......................................          435          281        1,835          589
Interest Earning Deposits ................................          148           36          362          105
                                                               -----------------------------------------------
Total Interest Income ....................................      188,110      188,549      560,984      536,711
                                                               -----------------------------------------------

INTEREST EXPENSE:
Savings, N.O.W. & Money Market Deposits ..................       16,154       16,142       49,595       48,766
Other Time Deposits ......................................       22,516       24,663       70,390       74,329
Certificates of Deposit, $100,000 & Over .................        8,909        6,053       22,998       17,679
Federal Funds Purchased & Securities Sold Under
   Agreements to Repurchase ..............................       33,160       33,242       92,230       79,877
Other Borrowings .........................................          996        6,071       10,675       18,683
                                                               -----------------------------------------------
   Total Interest Expense ................................       81,735       86,171      245,888      239,334
                                                               -----------------------------------------------
   Net Interest Income ...................................      106,375      102,378      315,096      297,377
Provision for Loan Losses ................................        1,000        1,800       14,500        6,300
                                                               -----------------------------------------------
   Net Interest Income after Provision for Loan Losses ...      105,375      100,578      300,596      291,077
                                                               -----------------------------------------------

NON-INTEREST INCOME:
Fees & Service Charges on Deposit Accounts ...............        6,583        6,101       19,703       17,522
Broker Commissions & Trust Fees ..........................        4,324        2,783        9,811        7,590
Mortgage Banking Operations ..............................        1,002        1,085        3,065        3,215
Other Operating Income ...................................        2,767        2,299        9,009        5,826
Net Securities Gains .....................................        3,116           56        2,318        2,624
Interest on Tax Settlement ...............................           --           --           --        4,515
                                                               -----------------------------------------------
     Total Non-Interest Income ...........................       17,792       12,324       43,906       41,292
                                                               -----------------------------------------------

NON-INTEREST EXPENSE:
Compensation & Employee Benefits .........................       19,768       20,463       61,572       62,108
Occupancy and Equipment, net .............................        6,687        7,198       20,535       21,639
Capital Securities Costs .................................        4,211        2,192       12,633        6,572
Amortization and Write-down of Intangible Assets .........        2,188        1,817       12,403        5,483
Other Operating Expenses .................................        9,287       10,749       29,574       33,674
Merger Related Restructure Charge ........................           --           --       52,452           --
                                                               -----------------------------------------------
    Total Non-Interest Expense ...........................       42,141       42,419      189,169      129,476
                                                               -----------------------------------------------
Income Before Income Taxes ...............................       81,026       70,483      155,333      202,893
Provision for Income Taxes ...............................       28,359       27,426       44,394       80,273
                                                               -----------------------------------------------
     Net Income ..........................................     $ 52,667     $ 43,057     $110,939     $122,620
                                                               ===============================================


PER SHARE: (1)
Earnings Per Share - Basic ...............................     $   0.37     $   0.31     $   0.79     $   0.89
Earnings Per Share - Diluted .............................     $   0.37     $   0.31     $   0.78     $   0.87
Cash Dividends ...........................................     $  0.125     $   0.10     $  0.375     $   0.28


(1) Amounts have been restated to give effect for the 3-for-2 Common Stock Split issued May 15, 1998.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 ------------------------------------------------------
                                                 SEPT. 30,      SEPT. 30,      SEPT. 30,      SEPT. 30,
                                                    1998           1997           1998           1997
                                                 ------------------------------------------------------
(in thousands)
Net Income .................................     $  52,667      $  43,057      $ 110,939      $ 122,620
                                                 ------------------------------------------------------
Other Comprehensive Income, net
    of Income Taxes:
Unrealized (Losses)/Gains on
           Securities Available for Sale ...        (7,282)        14,318         (1,684)        18,837
Less: Reclassification of Realized Gains
           Included in Net Income ..........        (1,750)           (31)        (1,302)        (1,458)
                                                 ------------------------------------------------------
Other Comprehensive Income .................        (9,032)        14,287         (2,986)        17,379
                                                 ------------------------------------------------------
Comprehensive Income .......................     $  43,635      $  57,344      $ 107,953      $ 139,999
                                                 ======================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(in thousands)

FOR THE PERIOD ENDED SEPTEMBER 30,                                                        1998             1997
                                                                                      ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ......................................................................     $   110,939      $   122,620
ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
Provision for Loan Losses .......................................................          14,500            6,300
Depreciation and Amortization ...................................................           8,153            7,901
Amortization and Writedown of Intangible Assets .................................          12,403            5,483
Amortization of Securities Premiums .............................................           9,170            7,157
Accretion of Discounts and Net Deferred Loan Fees ...............................          (8,289)          (5,584)
Net Securities Gains ............................................................          (2,318)          (2,624)
Change in Other Assets and Liabilities ..........................................          59,602           26,381
                                                                                      ----------------------------
    Net Cash Provided by Operating Activities ...................................         204,160          167,634
                                                                                      ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities, Redemptions, Calls and Principal Repayments on
    Securities Held-to-Maturity .................................................         301,005          174,892
Purchases of Securities Held-to-Maturity ........................................        (474,020)         (95,195)
Proceeds from Sales of Securities Available-for-Sale ............................         931,399          159,501
Maturities and Principal Repayments on
    Securities Available-for-Sale ...............................................         901,626          227,169
Purchases of Securities Available-for-Sale ......................................      (1,911,004)      (1,270,386)
Loans Originated and Principal Repayments on Loans, Net .........................         (60,037)        (555,803)
Proceeds from the Sale of Loans .................................................         155,075           61,994
Transfers to and Sales of Other Real Estate, Net ................................           2,272              (45)
Premises and Equipment, Net .....................................................          (3,589)          (4,850)
                                                                                      ----------------------------
    Net Cash Used in Investing Activities .......................................        (157,273)      (1,302,723)
                                                                                      ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase/(Decrease) in Customer Deposits Liabilities ........................          86,003          (40,512)
Net (Decrease)/Increase in Borrowings ...........................................        (140,146)       1,097,679
Treasury Stock Activity, net ....................................................          16,310          (18,101)
Common Stock Sold for Cash ......................................................           9,650            8,252
Dividends Paid to Shareholders ..................................................         (49,118)         (33,464)
                                                                                      ----------------------------
    Net Cash (Used in)/Provided by Financing Activities .........................         (77,301)       1,013,854
                                                                                      ----------------------------
    Net Decrease in Cash and Cash Equivalents ...................................         (30,414)        (121,235)

New York Bancorp Activity for the Three Months Ended December 31, 1997 ..........            (384)              --
Cash and Cash Equivalents at Beginning of Year ..................................         191,055          291,408
                                                                                      ----------------------------
Cash and Cash Equivalents at End of Year ........................................     $   160,257      $   170,173
                                                                                      ============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:
    Interest Expense ............................................................     $   251,889      $   233,953
                                                                                      ============================
    Income Taxes ................................................................     $    19,507      $    51,054
                                                                                      ============================

Securities Transferred from Held-to-Maturity to Available-for-Sale due to the
    Merger with New York Bancorp in accordance with SFAS No.115 .................     $   913,598               --
                                                                                      ============================

During the Period the Registrant Purchased Various Securities which
    Settled in the Subsequent Month .............................................     $    49,953               --
                                                                                      ============================

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except per share amounts)

                                                                                        Additional
                                                                        Common           Paid in           Retained
                                                                        Stock            Capital           Earnings
                                                                      ---------------------------------------------
BALANCE, DECEMBER 31, 1996 ...................................        $ 125,371         $ 202,587         $ 352,581
Net Income ...................................................               --                --           122,620
Cash Dividends - The Registrant ..............................               --                --           (28,083)
Cash Dividends - NYB .........................................               --                --            (8,190)
Issuance of Common Stock .....................................            1,169             5,581                --
Treasury Stock Activity, net .................................               --             1,152            (2,989)
Restricted Stock Activity, net ...............................               --             5,688                --
Amortization of Permanent Unrealized Loss upon Transfer of
   Securities from Available-for-Sale to Held-to-Maturity,
      net of taxes ...........................................               --                --              (160)
Adjustment to Unrealized Gains/(Losses) on Securities
      Available-for-Sale, net of taxes .......................               --                --                --
Issuance of  Stock for the Two-for-One Stock Split ...........          126,313          (126,313)               --
                                                                      ---------------------------------------------
BALANCE, SEPTEMBER 30, 1997 ..................................        $ 252,853         $  88,695         $ 435,779
                                                                      =============================================


BALANCE, DECEMBER 31, 1997 ...................................        $ 256,790         $ 127,853         $ 469,616
Net Income ...................................................               --                --           110,939
Cash Dividends -The Registrant ...............................               --                --           (53,670)
Cash Dividends - NYB .........................................               --                --            (3,219)
Issuance of Common Stock - Amivest Acquisition ...............              905             7,825                --
Issuance of Common Stock .....................................            5,410            36,146                --
Treasury Stock Activity, net .................................          (21,234)          (20,020)          (11,524)
Restricted Stock Activity, net ...............................               --                --                --
NYB Net Income for the Three Months
    Ended December 31,1997 ...................................               --                --            11,992
Amortization of Permanent Unrealized Loss upon Transfer of
   Securities from Available-for-Sale to Held-to-Maturity,
      net of taxes............................................               --                --              (120)
Adjustment to Unrealized Gains/(Losses) on Securities
      Available-for-Sale, net of taxes .......................               --                --                --
Issuance of  Stock for the Three-for-Two Stock Split .........          120,288          (120,288)               --
                                                                      ---------------------------------------------
BALANCE, SEPTEMBER 30, 1998 ..................................        $ 362,159         $  31,516         $ 524,014
                                                                      =============================================


                                                                    Unrealized
                                                                    Securities         Deferred          Treasury
                                                                  Gains/(Losses)        Comp.             Stock             Total
                                                                  -----------------------------------------------------------------
BALANCE, DECEMBER 31, 1996 ...................................      ($  3,195)        ($  5,193)        ($ 62,717)        $ 609,434
Net Income ...................................................             --                --                --           122,620
Cash Dividends - The Registrant ..............................             --                --                --           (28,083)
Cash Dividends - NYB .........................................             --                --                --            (8,190)
Issuance of Common Stock .....................................             --                --                --             6,750
Treasury Stock Activity, net .................................             --                             (13,610)          (15,447)
Restricted Stock Activity, net ...............................             --            (7,816)            2,978               850
Amortization of Permanent Unrealized Loss upon Transfer of
   Securities from Available-for-Sale to Held-to-Maturity,
      net of taxes............................................           (385)               --                --              (545)
Adjustment to Unrealized Gains/(Losses) on Securities
      Available-for-Sale, net of taxes .......................         17,764                --                --            17,764
Issuance of  Stock for the Two-for-One Stock Split ...........             --                --                --                --
                                                                  -----------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1997 ..................................       $ 14,184         ($ 13,009)        ($ 73,349)        $ 705,153
                                                                  =================================================================


BALANCE, DECEMBER 31, 1997 ...................................       $ 17,124         ($ 19,361)        ($ 81,133)        $ 770,889
Net Income ...................................................             --                --                --           110,939
Cash Dividends -The Registrant ...............................             --                --                --           (53,670)
Cash Dividends - NYB .........................................             --                --                --            (3,219)
Issuance of Common Stock - Amivest Acquisition ...............             --                --                --             8,730
Issuance of Common Stock .....................................             --                --                --            41,556
Treasury Stock Activity, net .................................             --                --            40,371           (12,407)
Restricted Stock Activity, net ...............................             --             1,717              (394)            1,323
NYB Net Income for the Three Months
    Ended December 31,1997 ...................................             --                --                --            11,992
Amortization of Permanent Unrealized Loss upon Transfer of
   Securities from Available-for-Sale to Held-to-Maturity,
      net of taxes............................................           (377)               --                --              (497)
Adjustment to Unrealized Gains/(Losses) on Securities
      Available-for-Sale, net of taxes .......................         (2,609)               --                --            (2,609)
Issuance of  Stock for the Three-for-Two Stock Split .........             --                --                --                --
                                                                  -----------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1998 ..................................       $ 14,138         ($ 17,644)        ($ 41,156)        $ 873,027
                                                                  =================================================================

                         NORTH FORK BANCORPORATION, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1998 AND 1997


BASIS OF PRESENTATION

      North Fork Bancorporation, Inc. (the "Registrant") through its banking subsidiaries, North Fork Bank ("North Fork") and Superior Savings of New England ("Superior"), formerly Branford Savings Bank, provides a variety of banking and financial services to middle market and small business organizations and retail customers in the metropolitan New York area and the Connecticut County of New Haven. On March 27, 1998, New York Bancorp ("NYB"), the parent company of Home Federal Savings Bank ("Home"), was merged with and into the Registrant. The merger has been accounted for in accordance with the pooling-of-interests method of accounting and, accordingly, the Registrant's consolidated financial statements include the consolidated accounts of NYB for all periods reported.

      The Registrant reports its financial results on a calendar year basis, whereas NYB had reported its financial results on a fiscal year basis, which ended September 30. The consolidated financial results for periods prior to 1998 reflect the combination of the Registrant at and for the years ended December 31 with NYB at and for the years ended September 30. Certain of NYB's financial information has been reclassified to conform with that of the Registrant.

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

      Results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations which may be expected for the full year 1998 or any other interim periods.

      These statements should be read in conjunction with the Registrant's summary of significant accounting policies, which are incorporated herein by reference, in its 1997 Annual Report on Form 10-K.

COMPLETED BUSINESS COMBINATIONS

New York Bancorp

      On March 27, 1998, New York Bancorp was merged with and into the Registrant in a transaction accounted for in accordance with the pooling-of-interests method of accounting. At the date of merger, NYB had $3.4 billion in total assets, $2.0 billion in net loans, $1.7 billion in deposit liabilities, and $140.3 million in capital. The Registrant's previously reported components of consolidated income and the amounts reflected in the accompanying consolidated statements of income for the three and nine months ended September 30, 1997 are as follows:

                                                     THREE MONTHS      NINE MONTHS
                                                         ENDED            ENDED
                                                     -----------------------------
                                                       SEPT. 30,        SEPT. 30,
                                                         1997             1997
                                                     -----------------------------
NET INTEREST INCOME
As Previously Reported .......................         $ 71,192         $207,481
New York Bancorp .............................           31,186           89,896
                                                       -------------------------
Combined .....................................         $102,378         $297,377
                                                       =========================

NET INCOME
As Previously Reported .......................         $ 29,893         $ 85,279
New York Bancorp .............................           13,164           37,341
                                                       -------------------------
Combined .....................................         $ 43,057         $122,620
                                                       =========================

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

      The following is a summary of New York Bancorp's results of operations and cash flows for the three months ended December 31, 1997:

(in thousands)
STATEMENT OF INCOME DATA:
 Net Interest Income ..........................................        $ 29,329
                                                                       --------

 Net Income ...................................................        $ 11,992
                                                                       ========

STATEMENT OF CASH FLOWS DATA:
 Cash Provided by Operating Activities ........................        $ 19,896
 Cash Used in Investing Activities ............................         (65,460)
 Cash Provided by Financing Activities ........................          45,180
                                                                       --------
 Net Decrease in Cash & Cash Equivalents ......................       ($    384)
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

      The Registrant, in connection with the merger, recorded a pre-tax charge for merger and related restructuring costs of $52.5 million. This charge included $10.0 million in direct merger expenses, primarily investment banking and other professional fees; $15.8 million in severance and other employee related costs; $26.7 million in facility and system costs associated with the elimination of duplicate facilities, the write-off of certain property and equipment, the cancellation of certain contractual obligations, and other expenses associated with the merger. Additionally, the Registrant recorded a $5.0 million tax charge, net of federal benefit, relating to the recapture of Home's bad debt reserve for State and local tax purposes. At September 30, 1998, $10.5 million of the merger and related restructuring charge is included in accrued expenses & other liabilities. It is anticipated that the remainder of this charge will be substantially paid in 1998, with the exception of certain obligations under long-term lease obligations.

Amivest Corporation

      In June 1998, the Registrant completed its purchase acquisition of Amivest Corporation ("Amivest"), a privately held investment management and broker/dealer firm located in New York City. At the date of acquisition, Amivest had approximately $725 million in assets under management. The intangible asset recognized in connection with the transaction was $8.4 million and is being amortized on a straight-line basis over 15 years. The financial position and operating results of Amivest are not significant to the consolidated financial statements of the Registrant.

Superior Savings of New England ("Superior"), formerly Branford Savings Bank

      In December 1997, the Registrant completed its purchase acquisition of Superior, a Connecticut chartered savings bank. At December 31, 1997, Superior had total assets of $179 million, deposits of $160 million, and stockholders' equity of $16.6 million. In October 1998, the Registrant sold four of the five Superior branches and $67 million in deposit liabilities to Citizens Financial Group of Providence for a deposit premium of 9%. The gain on sale of approximately $5.8 million was used to reduce the intangible asset of $21.5 million previously recorded in connection with the purchase of Superior. The intangible asset is being amortized on a straight-line basis over 15 years. Superior operates from its one remaining location where it conducts a telebanking operation focused on gathering deposits throughout the New England region. The financial position and operating results of Superior are not significant to the consolidated financial statements of the Registrant.

RECENT ACCOUNTING DEVELOPMENTS

Reporting Comprehensive Income

     The Registrant adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") in January 1998. SFAS 130 establishes standards for reporting and the display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In accordance with SFAS 130, all items that are required to be recognized under accounting standards as components of comprehensive income must be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. See the Consolidated Statements of Comprehensive Income included herein.

Disclosure about Segments for an Enterprise and Related Information

     In June 1997, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way an enterprise reports information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. Operating segments are components of an enterprise about which separate financial information is available, that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 requires a reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to the amounts in the enterprise's financial statements. It also requires an enterprise to report descriptive information about the way the operating segments were determined, the products and services provided by the operating segments, and any differences between the measurements used for segment reporting and financial statement reporting. SFAS 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. Management is currently evaluating the effect SFAS 131 will have on its financial statements.

Employers' Disclosures about Pensions and Other Post-Retirement Benefits

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" ("SFAS 132"). SFAS 132 revises employers' disclosures about pensions and other post-retirement benefit plans; it does not change the measurement or recognition under these plans. SFAS 132 standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis,

Employers' Disclosures about Pensions and Other Post-Retirement Benefits (continued)

and eliminates certain disclosures that are no longer useful. SFAS 132 is effective for fiscal years beginning after December 15, 1998. Management is currently evaluating the effect SFAS 132 will have on its financial statements.

Accounting for Derivative Instruments and Hedging Activities

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

      SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the effect SFAS 133 will have on its financial statements. At September 30, 1998, the Registrant was a party to two interest rate swap contracts with an aggregate notional value of $175 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS

      Certain statements under this caption constitute "forward-looking statements" under the Private Litigation Reform Act of 1955 which involve risk and uncertainties. These statements are based on the beliefs, assumptions, and expectations of the management of the Registrant. Words such as "expects", "believes", "should", "plans", "will", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future financial condition, performance or operations and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. Therefore, actual outcomes or results may differ materially from what is indicated or forecasted in such forward-looking statements. Factors that may cause or contribute to such differences include, among others, the following possibilities: (1) changes in economic or market conditions; (2) significantly increased competition in the banking and financial services industry; (3) changes in the interest rate environment, with reductions in bank margins; and (4) changes in state and federal regulation of banking institutions.

OVERVIEW

      The following table sets forth selected financial highlights, as adjusted for special charges and non-recurring items for the Registrant in the three and nine month periods ended for 1998 and 1997. The following discussion and analysis describes the changes in components of operating results giving rise to net income.

                                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                           ---------------------------------------------------------------------
                                                             SEPT. 30,          SEPT. 30,          SEPT. 30,          SEPT. 30,
(in thousands, except ratios & per share amounts)              1998               1997               1998               1997
--------------------------------------------------------------------------------------------------------------------------------
EARNINGS:
    Core Earnings ...................................      $     52,667       $     43,057       $    149,540       $    122,620
--------------------------------------------------------------------------------------------------------------------------------

PER SHARE:
    Core Earnings - Basic ...........................      $       0.37       $       0.31       $       1.06       $       0.89
    Core Earnings - Diluted .........................      $       0.37       $       0.31       $       1.06       $       0.87
    Cash Dividends ..................................      $      0.125       $       0.10       $      0.375       $       0.28
    Book Value ......................................      $       6.09       $       5.13       $       6.09       $       5.13
    Average Equivalent Shares - Basic ...............           141,811            137,572            140,547            137,862
    Average Equivalent Shares - Diluted .............           142,734            140,197            141,680            140,336
--------------------------------------------------------------------------------------------------------------------------------

SELECTED RATIOS:
    Core Return on Average Total Assets .............              2.07%              1.74%              2.00%              1.74%
    Core Return on Average Stockholders' Equity .....             24.68%             25.31%             24.86%             25.14%
    Core Efficiency Ratio ...........................             34.47%             36.16%             35.67%             38.11%
    Net Interest Margin .............................              4.46%              4.37%              4.48%              4.47%
================================================================================================================================


      Net income and diluted earnings per share for the third quarter of 1998 were $52.7 million and $.37, respectively, up $9.6 million from $43.1 million or $.31, respectively, earned in the third quarter of 1997. The return on average total assets and average stockholders' equity was 2.07% and 24.68%, respectively, for the third quarter ended September 30, 1998, as compared to 1.74% and 25.31%, respectively, for the comparable prior year period.

      For the nine months ended September 30, 1998 net income was $110.9 million, or $.78 per share on a diluted basis. Net income and diluted earnings per share during this period were impacted by the recognition of certain special charges and non-recurring items during the first quarter. They included a merger related restructure charge of $52.5 million associated with the NYB acquisition, an additional provision for loan losses of $11.5 million due principally to certain non-performing and marginally performing loans acquired in the NYB acquisition that were sold, securities losses incurred of $2.5 million related to the Registrant's balance sheet repositioning as described under "Securities Portfolio" elsewhere herein, a write-down of $6 million in intangible assets due to a realignment in the Registrant's business arising from recent business combinations, and the recognition of $1.8 million in other operating expenses, primarily non-recurring compensation costs paid to former employees of Home. Tax items include a charge of $5 million, net of federal benefit, relating to the recapture of Home's bad debt reserve of State and Local tax purposes and a $20 million tax benefit derived from the restructuring of one of North Fork's subsidiaries. The aggregate of these special charges and non-recurring items was $74.3 million or $38.6 million after taxes. Net income and diluted earnings per share, exclusive of the aforementioned items ("Core Earnings"), increased 22% to $149.5 million or $1.06 per share for the nine months ended September 30, 1998, from net income of $122.6 million or $.87 per share for the comparable prior year period. The core return on average total assets and average stockholders' equity was 2.0% and 24.86%, respectively, for the nine months ended September 30, 1998, as compared to 1.74% and 25.14%, respectively, for the comparable prior year period.

      On October 13, 1998, the Registrants' Board of Directors approved the repurchase of up to 14.3 million of the Registrants' common shares, or approximately 10% of its shares outstanding, from time to time in the open market or through private purchases, depending on market conditions. This decision was due in part to the present uncertainty and volatility which exists in the financial markets, making acquisition opportunities unattractive options and the belief that the Registrant's current market price is not reflective of its long-term value and earnings potential.

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

      On September 22, 1998, the Board of Directors declared its regular quarterly cash dividend of $.125 per common share. The dividend is payable November 13, 1998 to shareholders of record at the close of business October 23, 1998.

      The following table sets forth the reconciliation from Net Income, as reported, to Core Earnings for the nine months ended September 30, 1998:

(In thousands, except ratios and per share amounts)
Net Income (Earnings Per Share - Diluted $.78), as reported ........                       $ 110,939

ITEMS EXCLUDED FROM CORE EARNINGS:
Merger Related Restructure Charge ..................................       $ 52,452
Provision for Loan Losses ..........................................         11,500
Write-down of Intangible Assets ....................................          6,000
Securities Losses ..................................................          2,517
Other Operating Expenses ...........................................          1,814
                                                                           --------
                                                                             74,283
Less: Related Tax Effect ...........................................        (20,682)
                                                                           --------
                                                                                           $  53,601
Add: Bad Debt Recapture, Net of Federal Benefit ....................                           5,000
Less: Tax Benefit ..................................................                         (20,000)
                                                                                           ---------

Core Earnings ......................................................                       $ 149,540
                                                                                           =========

Core Earnings Per Share - Basic ....................................                       $    1.06
Core Earnings Per Share - Diluted ..................................                       $    1.06

NET INTEREST INCOME

      Net interest income, which represents the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities, is the Registrant's primary source of earnings. Net interest income is affected by the level and composition of assets, liabilities and equity, as well as changes in market interest rates.

      During the third quarter of 1998, net interest income increased $4.0 million or 3.9% to $106.4 million when compared to $102.4 million recognized during the third quarter of 1997. This modest growth in net interest income was primarily due to a change in the composition of interest earning assets from investment securities to higher yielding loans and a reduction in the level of interest bearing liabilities, principally wholesale borrowings, which were replaced as a funding source through growth in demand deposit balances, internally generated capital (primarily retained earnings), and the December 1997 issuance of $100 million in capital securities. The growth attributable to these factors was partially offset by the decline in yield on average interest earning assets experienced during the third quarter of 1998 when compared to the same quarter of last year. As a result of the aforementioned factors, the net interest margin improved 9 basis points to 4.46% for the most recent quarter when compared to 4.37% for the comparable prior year period. On a linked quarter basis, the net interest margin declined 19 basis points from its level at June 30, 1998 of 4.65%. This decline was caused substantially by the decrease in yield on interest earning assets but was mitigated by strong growth in commercial demand deposits. In the most recent quarters, the Registrant has de-emphasized loan growth in favor of investments in shorter term, lower yielding securities and experienced an overall decline in loan yields, as maturing loans repriced at lower market interest rates, indicative of the recent trend experienced throughout the industry. The Registrant adopted this strategy as it believes the incremental returns that could be achieved by expanding loans do not justify the potential risks assumed. This strategy could change as spreads on lending improve commensurate with the underlying risks assumed. However, there can be no guarantees that such events will occur.

      Interest income declined slightly during the third quarter of 1998 to $188.1 million when compared to $188.5 million in the comparable prior year period. While the level of average interest earning assets remained relatively constant at $9.6 billion, interest income was negatively impacted by a 13 basis points decline in the yield on average interest earning assets to 7.85% during the most recent quarter. However, the composition changed as average loans, net of unearned income, increased $236.9 million or 4.3% to $5.7 billion for the 1998 third quarter, representing 59.5% of average interest earning assets when compared to $5.5 billion or 57.6% of average interest earning assets for the comparable prior year period. The corresponding yield on average loans declined to 8.58% for the 1998 third quarter when compared to 8.63% for the comparable prior year period.

      Average securities declined $161.3 million to $3.8 billion for the 1998 third quarter when compared with $4.0 billion for the comparable prior year period. This decline resulted from the reinvestment of cash flows from the securities portfolio into higher yielding loans. The yield on average securities declined from 6.78% for the 1998 third quarter when compared to 7.11% for the comparable prior year period, due primarily to lower market interest rates and a corresponding acceleration in prepayment activity.

      Interest expense declined $4.4 million or 5.2% to $81.7 million in the third quarter of 1998, reflecting an average cost of funds of 4.19%, as compared with $86.2 million or 4.26% average cost of funds in 1997. This decline resulted principally from a $292.3 million decline in average interest bearing liabilities to $7.7 billion during the 1998 third quarter, when compared to $8.0 billion in 1997.

      Average total savings and time deposits, which continue to represent a stable funding source, were $5.4 billion, reflecting an average cost of funds of 3.48% during the most recent quarter, as compared to $5.3 billion, with an average cost of funds of 3.52% during the comparable prior year period.

      Average securities sold under agreements to repurchase remained unchanged at $2.3 billion, with an average cost of funds of 5.81% for the third quarter, compared to an average cost of funds of 5.79% for the 1997 period.

      Average other borrowings declined $419.3 million during the third quarter of 1998 to $53.5 million as compared to $472.7 million during the comparable prior year period. This decline is the result of the Registrant replacing Federal Home Loan Bank advances with core deposits, the aforementioned capital securities proceeds and internally generated capital.

     Average demand deposits increased $250.9 million, or 29.1%, to $1.1 billion during the third quarter of 1998, as compared to $861.6 million during the 1997 period. The growth in the level of demand deposits has resulted from management's emphasis on converting acquired savings bank locations into full-service commercial banking locations. At September 30, 1998, demand deposits represented 17.2% of total deposits, as compared to 14.3% at September 30, 1997.

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

                                                             THREE MONTHS ENDED                         NINE MONTHS ENDED
FOR THE PERIOD ENDED SEPTEMBER 30,                             1998 VS. 1997                              1998 VS. 1997
                                                  ----------------------------------------------------------------------------------
                                                                               CHANGE IN                                 CHANGE IN
                                                  AVERAGE       AVERAGE      NET INTEREST      AVERAGE     AVERAGE      NET INTEREST
 (in thousands)                                    VOLUME         RATE          INCOME         VOLUME       RATE           INCOME
                                                  ----------------------------------------------------------------------------------
INTEREST INCOME FROM EARNING ASSETS:
Interest Earning Deposits .....................   $   105       $     7        $   112        $    261    ($     4)       $    257
Securities ....................................    (2,828)       (3,200)        (6,028)         (1,178)     (6,159)         (7,337)
Loans, net of unearned income .................     5,127          (615)         4,512          29,578        (656)         28,922
Federal Funds Sold ............................       152             2            154           1,223          23           1,246
                                                  --------------------------------------------------------------------------------
   Total Interest Income ......................     2,556        (3,806)        (1,250)         29,884      (6,796)         23,088
                                                  --------------------------------------------------------------------------------

INTEREST EXPENSE ON LIABILITIES:
Savings, N.O.W. & Money Market Deposits .......       519          (507)       $    12           1,399        (570)       $    829
Time Deposits .................................       550           159            709              40       1,340           1,380
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase ..............      (147)           65            (82)         11,359         994          12,353
Other Borrowings ..............................    (6,994)        1,919         (5,075)        (10,897)      2,889          (8,008)
                                                  --------------------------------------------------------------------------------
   Total Interest Expense .....................    (6,072)        1,636         (4,436)          1,901       4,653           6,554
                                                  --------------------------------------------------------------------------------
Net Change in Net Interest Income .............   $ 8,628      ($ 5,442)       $ 3,186        $ 27,983    ($11,449)       $ 16,534
                                                  ================================================================================


(1) The above table is presented on a tax equivalent basis.

(2) Non-accrual loans are included in average loans, net of unearned income.

     The following tables present an analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the three and nine month periods ended September 30, 1998 and 1997, respectively.

FOR THE THREE MONTHS ENDED SEPTEMBER 30,                             1998                                      1997
                                                    --------------------------------------------------------------------------------
                                                      AVERAGE                      AVERAGE      AVERAGE                      AVERAGE
 (dollars in thousands )                              BALANCE        INTEREST       RATE        BALANCE        INTEREST       RATE
                                                    --------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
Interest Earning Deposits ......................    $     9,966    $       148      5.89%     $     2,849    $        36      5.01%
Securities .....................................      3,832,866         65,528      6.78%       3,994,181         71,556      7.11%
Loans, net of unearned income (1) ..............      5,699,190        123,281      8.58%       5,462,310        118,769      8.63%
Federal Funds Sold .............................         31,326            435      5.51%          20,397            281      5.47%
                                                    -----------    -----------                -----------    -----------
  Total Interest Earning Assets ................      9,573,348        189,392      7.85%       9,479,737        190,642      7.98%
                                                    -----------    -----------                -----------    -----------

NON INTEREST EARNING ASSETS:
Cash and Due from Banks ........................        160,401                                   123,979
Other Assets (2) ...............................        337,134                                   219,749
                                                    -----------                               -----------
  Total Assets .................................    $10,070,883                               $ 9,823,465
                                                    ===========                               ===========

INTEREST BEARING LIABILITIES:
Savings, N.O.W. & Money Market Deposits ........    $ 2,985,985    $    16,154      2.15%     $ 2,891,646    $    16,142      2.21%
Time Deposits ..................................      2,435,733         31,425      5.12%       2,393,038         30,716      5.09%
                                                    -----------    -----------                -----------    -----------
  Total Savings and Time Deposits ..............      5,421,718         47,579      3.48%       5,284,684         46,858      3.52%
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase ...............      2,266,140         33,160      5.81%       2,276,228         33,242      5.79%
Other Borrowings ...............................         53,478            996      7.39%         472,732          6,071      5.10%
                                                    -----------    -----------                -----------    -----------
  Total Interest Bearing Liabilities ...........      7,741,336         81,735      4.19%       8,033,644         86,171      4.26%
                                                    -----------    -----------                -----------    -----------
Rate Spread ....................................                                    3.66%                                     3.72%

NON-INTEREST BEARING LIABILITIES
Demand Deposits ................................      1,112,488                                   861,559
Other Liabilities ..............................        155,640                                   147,886
                                                    -----------                               -----------
  Total Liabilities ............................      9,009,464                                 9,043,089
Capital Securities .............................        199,280                                    99,645
  Stockholders' Equity .........................        862,139                                   680,731
                                                    -----------                               -----------
  Total Liabilities and Stockholders' Equity ...    $10,070,883                               $ 9,823,465
                                                    ===========                               ===========
Net Interest Income and Net Interest Margin ....                       107,657      4.46%                        104,471      4.37%
Less: Tax Equivalent Adjustment ................                        (1,282)                                   (2,093)
                                                                   -----------                               -----------
     Net Interest Income .......................                   $   106,375                               $   102,378
                                                                   ===========                               ===========


(1) Non-accrual loans are included in average loans, net of unearned income.

(2) Unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(3) The above table is presented on a tax equivalent basis.

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                             1998                                      1997
                                                  ----------------------------------------------------------------------------------
                                                    AVERAGE                       AVERAGE      AVERAGE                       AVERAGE
 (dollars in thousands )                            BALANCE         INTEREST       RATE        BALANCE         INTEREST       RATE
                                                  ----------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
Interest Earning Deposits .....................   $     9,636     $       362      5.02%     $     2,701     $       105      5.20%
Securities ....................................     3,722,703         191,390      6.87%       3,745,031         198,727      7.09%
Loans, net of unearned income (1) .............     5,744,394         371,633      8.65%       5,287,221         342,711      8.67%
Federal Funds Sold ............................        43,353           1,835      5.66%          14,430             589      5.46%
                                                  -----------     -----------                -----------     -----------
  Total Interest Earning Assets ...............     9,520,086         565,220      7.94%       9,049,383         542,132      8.01%
                                                  -----------     -----------                -----------     -----------

NON INTEREST EARNING ASSETS:
Cash and Due from Banks .......................       159,965                                    133,017
Other Assets (2) ..............................       332,750                                    259,109
                                                  -----------                                -----------
 Total Assets .................................   $10,012,801                                $ 9,441,509
                                                  ===========                                ===========

INTEREST BEARING LIABILITIES:
Savings, N.O.W. & Money Market Deposits .......   $ 3,004,426     $    49,595      2.21%     $ 2,919,923     $    48,766      2.23%
Time Deposits .................................     2,428,820          93,388      5.14%       2,427,788          92,008      5.07%
                                                  -----------     -----------                -----------     -----------
  Total Savings and Time Deposits .............     5,433,246         142,983      3.52%       5,347,711         140,774      3.52%
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase ..............     2,114,106          92,230      5.83%       1,853,470          79,877      5.76%
Other Borrowings ..............................       234,032          10,675      6.10%         482,586          18,683      5.18%
                                                  -----------     -----------                -----------     -----------
 Total Interest Bearing Liabilities ...........     7,781,384         245,888      4.22%       7,683,767         239,334      4.16%
                                                  -----------     -----------                -----------     -----------
Rate Spread ...................................                                    3.71%                                      3.85%

NON-INTEREST BEARING LIABILITIES
Demand Deposits ...............................     1,047,995                                    828,442
Other Liabilities .............................       159,490                                    180,011
                                                  -----------                                -----------
 Total Liabilities ............................     8,988,869                                  8,692,220
Capital Securities ............................       199,274                                     99,641
 Stockholders' Equity .........................       824,658                                    649,648
                                                  -----------                                -----------
 Total Liabilities and Stockholders' Equity ...   $10,012,801                                $ 9,441,509
                                                  ===========                                ===========
Net Interest Income and Net Interest Margin ...                       319,332      4.48%                         302,798      4.47%
Less: Tax Equivalent Adjustment ...............                        (4,236)                                    (5,421)
                                                                  -----------                                -----------
     Net Interest Income ......................                   $   315,096                                $   297,377
                                                                  ===========                                ===========



(1) Non-accrual loans are included in average loans, net of unearned income.

(2) Unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(3) The above table is presented on a tax equivalent basis.

NON-INTEREST INCOME

      Non-interest income, exclusive of net securities gains, increased 19.6% to $14.7 million in the 1998 third quarter, as compared with $12.3 million in the 1997 third quarter. Net securities gains during the most recent quarter increased to $3.1 million, as compared to $.1 million during the comparable prior year period. Net securities gains recognized during the most recent quarter were principally due to the Registrant selling certain capital securities issued by other financial institutions.


      This increase in non-interest income resulted from a $.5 million, or 7.9% increase in fees and service charges on deposit accounts to $6.6 million, a $1.5 million, or 55.4% increase in broker commissions and trust fees to $4.3 million and a $.5 million, or 20.4% increase in other operating income to $2.8 million. The growth in non-interest income is attributable to management's success in delivering a full compliment of financial services and products to its new market areas and expanded customer base through its past acquisitions and the first full quarter reflecting the operating results of the Amivest purchase transaction.

NON-INTEREST EXPENSE

      Non-interest expense declined $.3 million to $42.1 million during the most recent quarter, as compared to $42.4 million during the comparable prior year period. This overall reduction was achieved principally through the realization of the anticipated cost savings associated with the acquisition of New York Bancorp. The decline in core operating expenses was offset by a $2.0 million increase in capital securities costs due to the issuance of additional $100 million in capital securities during December 1997, the December 1997 purchase acquisition of Superior, and the recent acquisition of Amivest.

     The Registrant's core efficiency ratio, which represents the ratio of non-interest expense, net of other real estate costs and other non-recurring charges, to net interest income on a tax equivalent basis and non-interest income, net of securities gains and losses, improved to 34.47% in the 1998 third quarter, as compared with 36.16% for the comparable prior year period. The improvement in the core efficiency ratio results from management's ability to successfully reduce operating expenses subsequent to the acquisition of NYB on March 27, 1998.

INCOME TAXES

      The Registrant's effective tax rate exclusive of the certain special charges, non-recurring items and tax benefits was approximately 35% for the third quarter of 1998, as compared to 38.9% for the comparable prior year period. The Registrant anticipates that its effective tax rate for the remainder of 1998 will be approximately 35%.

LOAN PORTFOLIO

      The following table represents the components of the loan portfolio for the periods indicated:

                                     ---------------------------------------------------------------------------
                                      SEPT. 30,       % OF      DEC. 31,         % OF      SEPT. 30,       % OF
(dollars in thousands)                  1998          TOTAL       1997           TOTAL       1997          TOTAL
                                     ---------------------------------------------------------------------------
Mortgage Loans-Residential .....     $1,914,034        35%     $2,144,029         36%     $2,107,846        38%
Mortgage Loans-Multi-Family ....      1,661,399        29%      1,534,623         27%      1,466,540        26%
Mortgage Loans-Commercial ......      1,106,351        19%      1,192,071         21%      1,099,475        20%
Commercial & Industrial ........        471,665         8%        444,480          8%        432,608         8%
Consumer Loans and Leases ......        451,978         8%        394,436          7%        379,393         7%
Construction  and Land Loans ...         68,299         1%         51,052          1%         70,306         1%
                                     -------------------------------------------------------------------------
                                     $5,673,726       100%     $5,760,691        100%     $5,556,168       100%
                                     =========================================================================

      The loan portfolio is concentrated primarily in loans secured by real estate in the New York metropolitan area. The risk inherent in this portfolio is dependent not only upon regional and general economic stability, which affects property values, but also the financial well-being and creditworthiness of the borrowers.

      The Registrant has experienced modest loan growth when comparing the most recent quarter with the same quarter of last year. However, during recent months the Registrant, while experiencing growth in most loan categories, has seen this growth offset by accelerated prepayments in its residential 1-4 family mortgage and commercial mortgage portfolios. The accelerated level of prepayment activity is due in large measure to the current interest rate environment and aggressive pricing levels offered by competitors, principally thrift companies and Wall Street conduits. The Registrant has therefore de-emphasized loan growth in favor of investments in shorter term, lower yielding securities and experienced an overall decline in loan yields, as maturing loans reprice at lower market interest rates, indicative of the recent trend experienced throughout the industry (See "Net Interest Income" elsewhere herein).

      The growth in the loan portfolio during recent years has resulted from both originations and acquisitions. Growth through origination has principally been in multi-family lending, commercial lending, and consumer loans. Multi-family mortgage loans generally are for $1 - $5 million and are secured by properties located in the metropolitan New York area, where demand for such housing is strong. Commercial mortgage loans generally are originated in amounts up to $5 million and are secured by a wide variety of collateral types ranging from owner occupied to investment properties with strong cash flows. To mitigate credit risk, management utilizes prudent underwriting standards, including loan-to-value ratios of 70% or less, and monitors operating results and collateral value carefully. Consumer loan growth represents the increase in the auto loans originated principally through an expanded dealer network. The credit risk in auto lending is dependent upon the creditworthiness of the borrower and the value of the collateral. The average loan originated is generally between $15 - $25 thousand for periods ranging from 36 - 60 months. The Bank accepts substantially only "A" rated paper or higher, which are borrowers without past credit history problems.

      A substantial portion of the loan portfolio has adjustable rate features and the credit risk inherent in these loans will increase with an increase in the underlying indices.

ASSET QUALITY

      The components of non-performing assets and restructured, accruing loans are detailed in the table below:

                                                     ---------------------------------
                                                     SEPT. 30,    DEC. 31,   SEPT. 30,
(in thousands)                                          1998        1997        1997
                                                     ---------------------------------
Loans Ninety Days Past Due and Still Accruing ...     $ 7,209     $ 6,414     $ 6,431
Non-Accrual Loans ...............................       9,914      31,231      38,650
                                                      -------------------------------
   Non-Performing Loans .........................      17,123      37,645      45,081
Other Real Estate ...............................       3,269       5,943       7,553
                                                      -------------------------------
   Non-Performing Assets ........................     $20,392     $43,588     $52,634
                                                      ===============================

Restructured, Accruing Loans ....................     $ 4,298     $14,567     $17,580
                                                      ===============================

      At September 30, 1998, non-performing assets, which include loans 90 days past due and still accruing interest, non-accrual loans and other real estate, was $20.4 million as compared to $43.6 million at December 31, 1997. Non-performing assets declined $32.2 million, or 61.3%, at September 30, 1998 when compared to $52.6 million at September 30, 1997. This substantial decline was achieved principally through the sale of non-performing loans for cash, principal repayments, the workout of non-performing loans to performing status, and charge-offs. Non-performing loans at September 30, 1998 consisted of $5.7 million in residential mortgages, $4.2 million in commercial mortgages, $3.9 million in consumer loans and leases, $3.0 million in commercial loans, and $.3 million in multi-family mortgages.

      The following table represents a summary of the changes in the allowance for loan losses:

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                  1998           1997
                                                                     -----------------------
(dollars in thousands)
Balance at Beginning of Year ...................................     $ 74,393       $ 73,280
Provision for Loan Losses ......................................       14,500          6,300
Recoveries Credited to the Allowance ...........................        2,748          1,674
                                                                     -----------------------
                                                                       91,641         81,254
Losses Charged to the Allowance ................................      (17,980)        (7,030)
NYB Net Activity for the Three Months Ended December 31, 1997 ..          (55)            --
                                                                     -----------------------
Balance at End of Period .......................................     $ 73,606       $ 74,224
                                                                     =======================

Ratio of Net Charge-Offs to Average Loans ......................         0.36%          0.13%
Allowance for Loan Losses to Period End Loans, net
    of unearned income .........................................         1.30%          1.34%
Ratio of Allowance for Loan Losses to
    Non-performing Loans .......................................          430%           165%

      Management determines what it deems to be the appropriate level of the allowance for loan losses on an ongoing basis by reviewing individual loans, as well as the composition of and trends in the loan portfolio. Management considers, among other items, concentrations within segments of the loan portfolio, delinquency trends, as well as recent charge-off experience and third party evidential matter (such as appraisals) when assessing the degree of credit risk in the portfolio. Various appraisals and estimates of current value influence the estimation of the required allowance at any point in time.

      The provision for loan losses declined to $1.0 million for the current quarter, as compared to $1.8 million for the comparable prior year period. Net charge-offs during the third quarter of 1998 aggregated $1.7 million or .12% of average net loans, as compared with $3.2 million or .23% of average net loans during the comparable prior year period. The decline in provisioning levels during the most recent quarter reflects the continued improvement in asset quality.

      While management uses available information in estimating possible loan losses, future additions to the allowance may be necessary based on future changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Registrant to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. Based on current economic conditions, management considers the allowance for loan losses at September 30, 1998 adequate to cover the possible credit losses inherent in the loan portfolio. The allowance for loan losses at September 30, 1998 was $73.6 million, or 430% of non-performing loans and 1.30% of net loans. This compares with an allowance for loan losses of $74.2 million or 165% of non-performing loans and 1.34% of net loans at September 30, 1997.

SECURITIES PORTFOLIO

      The composition of and the amortized cost and estimated fair values of held-to-maturity and available-for-sale securities portfolios were as follows:

                                                  SEPTEMBER 30, 1998             DECEMBER 31, 1997            SEPTEMBER 30, 1997
                                               -------------------------------------------------------------------------------------
HELD-TO-MATURITY                               AMORTIZED         FAIR        AMORTIZED         FAIR        AMORTIZED         FAIR
(in thousands)                                    COST           VALUE          COST           VALUE          COST           VALUE
                                               -------------------------------------------------------------------------------------
CMO's ...................................      $  304,778     $  306,855     $1,224,842     $1,216,927     $1,219,044     $1,207,951
Mortgage-Backed Securities ..............         591,593        601,121        413,537        413,910        422,496        423,963
State & Municipal Obligations ...........          67,256         68,810        114,511        116,099        114,569        115,814
U.S. Government Agencies' Obligations ...              74             74             96             96          2,429          2,372
Other Securities ........................          25,113         25,307         10,322         10,379         11,226         11,267
                                               -------------------------------------------------------------------------------------
                                               $  988,814     $1,002,167     $1,763,308     $1,757,411     $1,769,764     $1,761,367
                                               =====================================================================================


                                                  SEPTEMBER 30, 1998            DECEMBER 31, 1997             SEPTEMBER 30, 1997
                                              -------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE                            AMORTIZED         FAIR        AMORTIZED         FAIR        AMORTIZED         FAIR
(in thousands)                                   COST           VALUE          COST           VALUE          COST           VALUE
                                              -------------------------------------------------------------------------------------
CMO's ...................................     $1,774,674     $1,786,596     $  864,948     $  871,064     $  836,551     $  843,082
Mortgage-Backed Securities ..............        817,467        827,634        758,952        766,549        815,178        822,601
U.S. Government Agencies' Obligations ...        164,387        170,739        242,685        245,940        271,742        272,966
U.S. Treasury Securities ................         30,955         31,494         32,963         33,119         29,881         29,976
Equity Securities .......................        229,647        231,248        168,568        177,491        184,455        192,561
Other Securities ........................        145,756        140,352         57,972         62,461         55,721         57,863
                                              -------------------------------------------------------------------------------------
                                              $3,162,886     $3,188,063     $2,126,088     $2,156,624     $2,193,528     $2,219,049
                                              =====================================================================================


      Management's strategy is to invest in securities with short-weighted average lives minimizing exposure to future increases in interest rates. These are principally mortgage-backed securities that provide stable cash flows which may be reinvested at current market interest rates. The combined weighted average life of the held-to-maturity and available-for-sale securities portfolios at September 30, 1998 was 4.5 years.

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

      The net unrealized gain on securities available-for-sale declined $5.3 million to $25.2 million at September 30, 1998 when compared to $30.5 million at December 31, 1997. This decline was due to the recent turmoil within the financial markets.

      Collateralized mortgage obligations are collateralized by either U.S. Government Agency MBS's or whole loans which are principally conservative current pay sequentials or PAC structures with a current weighted average life of approximately 2.8 years.

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

      At September 30, 1998, equity securities maintained in the available-for-sale portfolio were comprised principally of common stock and preferred stock of various financial institutions. Other securities maintained in the available-for-sale portfolio were comprised principally of capital securities and debt securities of various financial institutions.

      At September 30, 1998, securities carried at $2.9 billion were pledged for various purposes as required by law and to secure securities sold under agreements to repurchase and other borrowings.

CAPITAL

     The Registrant and its bank subsidiaries are subject to the risk based capital guidelines administered by the banking regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. The guidelines currently require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including a minimum ratio of Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets of 4%. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Registrant's financial statements. As of September 30, 1998, the most recent notification from the various banking regulators categorized the Registrant and its bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, a minimum leverage ratio of at least 5% and not subject to any written order, agreement or directive. There are no conditions or events since such notification that management believes have changed this classification.

      The following table sets forth the Registrant's regulatory capital at September 30, 1998 and September 30, 1997, under the rules applicable at such date. Management believes that the Registrant meets all capital adequacy requirements to which it is subject.

                                         SEPT. 30, 1998            SEPT. 30, 1997
                                     ----------------------------------------------
 (dollars in thousands )               AMOUNT       RATIO        AMOUNT       RATIO
                                     ----------------------------------------------
Tier 1 Capital .................     $  965,592     16.58%     $  714,455     13.12%
Regulatory Requirement .........        233,008      4.00%        217,858      4.00%
                                     ----------------------------------------------
Excess .........................     $  732,584     12.58%     $  496,597      9.12%
                                     ==============================================

Total Risk Adjusted Capital ....     $1,038,417     17.83%     $  782,535     14.37%
Regulatory Requirement .........        466,017      8.00%        435,715      8.00%
                                     ----------------------------------------------
Excess .........................     $  572,400      9.83%     $  346,820      6.37%
                                     ==============================================

Risk Weighted Assets ...........     $5,825,209                $5,446,438
                                     ==========                ==========


      The Registrant's leverage ratio at September 30, 1998 and September 30, 1997 was 9.68% and 7.33%, respectively.

YEAR 2000

      The Year 2000 date change (commonly referred to as "Y2K") creates numerous technical issues resulting from computer technology using two digit date fields, rather than four digits, to define the applicable year. The Y2K date change, which is common to most corporations including banks, concerns the inability of information systems, primarily (but not exclusively) computer software programs, to properly recognize and process date sensitive information beyond January 1, 2000.

      The Registrant's information systems are primarily processed in-house, using programs developed by third-party vendors and to a lesser extent, utilizing third-party service providers. Therefore, the direct effort to correct Y2K issues will be undertaken largely by third-parties and will not be within the Registrant's direct control. The Registrant expects to bring its mission critical systems into compliance through the installation of updated or replacement programs developed by these third-parties.

      The Registrant began addressing the Y2K date change in October 1996 with the establishment of a Y2K Committee ("the Committee"). The Committee is comprised of senior management and personnel representing various areas directly or indirectly affected by the Y2K date change. A formal Year 2000 program was developed by the Committee and approved by the Board of Directors in 1997. The Committee has completed an assessment of its information technology ("IT") and non-IT systems, identified mission critical systems, and created a formal tracking system. Mission critical systems have been defined as all computer hardware and software necessary for the successful continuation of a core business activity.

      In addition to the computer systems identified as mission critical, the Committee has also identified other essential services that may be impacted by Y2K date change such as utilities, telecommunications, and credit bureau information. The Committee is communicating with the providers of these essential services to monitor their progress in addressing Y2K issues. To date, no information has been provided to suggest such essential services will not be Y2K compliant.

      The Registrant's plan to address the Y2K date change was developed in accordance with the management process outlined in the Federal Financial Institutions Examination Council ("FFIEC") Year 2000 statement issued on May 5, 1997, which consisted of the following phases: (a) awareness; (b) assessment;
(c) renovation; (d) validation; and (e) implementation. Numerous subsequent FFIEC statements have been issued, which have been incorporated into the Registrant's Year 2000 program. To date, the Registrant has completed the awareness and initial assessment phases. On an ongoing basis, third-party service provider and vendor progress in addressing the Y2K issue is monitored by the Registrant. Remediation and testing of the various systems and computer programs commenced in the second quarter of 1998 and are expected to be substantially completed by December 31, 1998 for mission critical applications. The Registrant's core application system, which performs deposit, loan, and general ledger accounting processing is provided by a third-party vendor. This software has been renovated, unit tested, acceptance tested, and was installed during the third quarter of 1998. Year 2000 testing for this software will be completed during the fourth quarter of 1998.

      Renovation and acceptance testing (including Year 2000 testing) for vendor provided, non-mission critical applications is ongoing and is expected to be completed by June 30, 1999. Testing with third-party service providers will be performed in accordance with the applicable regulatory guidance and completed by March 31, 1999.

      The Registrant believes its Year 2000 program should enable it to be successful in modifying its computer systems to be Year 2000 compliant. Contingency plans, which include timetables and various alternatives based upon the failure of a system(s) to be adequately modified and/or sufficiently tested and validated to ensure Year 2000 compliance, have been developed. These contingency plans will be refined on an ongoing basis. There can be no assurance that either the Registrant's Year 2000 program or contingency plans will avoid partial or total system interruptions.

      The principal components of the expense related to the Y2K date change are currently believed to be the replacement of personal computer equipment and the purchase or upgrade of third-party software. External modification and internal costs will be expensed as incurred. Costs of new hardware and software will be capitalized and depreciated in accordance with the Registrant's policies. Based on current estimates, management does not expect the costs associated with its Y2K program to be material to its financial condition and results of operations. If the Registrant's Y2K program is unsuccessful, it may have a material, adverse effect on its future operating results and financial condition.

      Recognizing the importance of customer awareness, the Registrant has mailed Y2K information to all depositors. Additionally, letters have been sent to all material loan customers informing them of the Y2K issue and how it can impact businesses. An initial assessment of the Y2K readiness of the Registrant's significant loan customers was substantially complete by September 30, 1998.

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

      The Registrant's sources of liquidity include dividends from its subsidiaries, borrowings, and funds available through the capital markets. Dividends from the Registrant's primary subsidiary, North Fork Bank, are limited by New York State Banking Department regulations to the current year's earnings plus the prior two years' retained net profits. Pursuant to this regulation, North Fork Bank had $172.4 million of retained earnings available for dividends to the Registrant as of October 1, 1998.

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

     Additionally, the Banks have the ability, as members of the Federal Home Loan Bank ("FHLB") system, to borrow $1.8 billion on a secured basis, utilizing mortgage related loans and securities as collateral, for a term ranging from one day to ten years at both fixed and variable rates. As of September 30, 1998, approximately $1.0 billion of the Bank's outstanding borrowings were with the FHLB. The balance of $1.4 billion represent obligations under repurchase agreements with various broker/dealers. The obligations to the broker/dealers are collateralized by the Bank's securities portfolio.

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




Date:  November 16, 1998                          /s/ Daniel M. Healy
                                                  ------------------------------
                                                      Daniel M. Healy
                                                      Executive Vice President &
                                                      Chief Financial Officer