Form 10-K405
period 1998-12-31
NORTH FORK BANCORPORATION INC
filed 1999-03-29
CIK 352510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED          DECEMBER 31, 1998

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

         As of March 25, 1999, there were 141,062,833 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's common stock (based on the average stock price on March 25, 1999) held by non-affiliates was approximately $3,129,832,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the specified parts of this Annual Report:

         North Fork Bancorporation, Inc. 1998 Annual Report to Shareholders - Parts I, II and IV.

         North Fork Bancorporation, Inc. 1999 Definitive Proxy Statement for its annual meeting of Stockholders to be held on April 27, 1999- Part III


         CAUTIONARY STATEMENT UNDER FEDERAL SECURITIES LAWS: Certain statements contained in this Annual Report on Form 10-K may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Words such are "expects," "believes," "should," "plans," "will," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future financial condition, performance or operations and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. Therefore, actual outcomes and results may differ materially from what is indicated or forecasted in such forward-looking statements. Factors that may cause or contribute to such differences include, among others, the following possibilities: (1) changes in economic or market conditions; (2) significantly increased competition in the banking and financial services industry; (3) changes in the interest rate environment, with reductions in bank margins; and
(4) changes in state and federal regulation of banking institutions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Registrant undertakes no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1 - BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         North Fork Bancorporation, Inc. (the "Registrant"), with its executive headquarters located in Melville, New York, is a bank holding company organized under the laws of the State of Delaware in 1980 and registered under the Bank Holding Company Act of 1956, as amended. The Registrant's primary subsidiary, North Fork Bank ("North Fork"), operates through 110 full-service retail banking facilities located in the New York metropolitan area. Its other bank subsidiary, Superior Savings of New England ("Superior"), formerly Branford Savings Bank, a Connecticut chartered savings bank located in the Connecticut county of New Haven, operates from one location where it currently conducts a telebanking operation focused on gathering deposits throughout the New England region.

         In June 1998, the Registrant completed its first non-bank acquisition with the purchase of Amivest Corporation ("Amivest"), a privately held investment management and broker/dealer firm located in New York City. At the date of acquisition, Amivest had approximately $700 million in assets under management.

         On March 27, 1998, New York Bancorp Inc. ("NYB"), the parent company of Home Federal Savings Bank ("Home"), was merged with and into the Registrant in a transaction treated as a tax-free reorganization and accounted for using the pooling-of-interests method of accounting. Pursuant to the merger agreement, the Registrant issued 39.9 million shares of its common stock to NYB shareholders, as adjusted, for the 3-for-2 stock split and simultaneously retired 12.7 million shares, as adjusted, of NYB's common stock held in treasury as of the merger date. NYB had $3.4 billion in total assets, $2.0 billion in net loans, $1.7 billion in deposit liabilities, $140.3 million in capital and operated 35 branches throughout Kings, Queens, Richmond, Nassau and Suffolk counties of New York.

         In anticipation of its merger with NYB, the Registrant enhanced its regulatory capital ratios through the issuance of $100 million of 8.0% Capital Pass-Through Securities ("Capital Securities") in December 1997. In December 1996, the Registrant also issued $100 million of 8.70% Capital Securities. At December 31, 1998, the carrying value of these Capital Securities qualified as Tier I capital.

         In December 1997, the Registrant acquired Superior, a Connecticut chartered savings bank, in a purchase transaction. At December 31, 1997, Superior had total assets of $179 million, deposits of $160 million, and stockholders' equity of $16.6 million. In October 1998, four of the five Superior branches and $67 million in deposit liabilities were sold for a deposit premium of 9%. The net gain on the sale of the branches was approximately $5.8 million and was utilized to reduce goodwill arising from the original purchase.

         In December 1996, North Side Savings Bank ("North Side") was merged with and into North Fork in a transaction accounted for as a tax-free reorganization and accounted for using the pooling-of-interests method of accounting. North Side had $1.6 billion in total assets, $1.2 billion in deposit liabilities, $124.4 million in capital and operated seventeen full-service banking facilities in the New York City boroughs of Bronx and Queens, as well as Nassau and Suffolk counties of New York. Pursuant to the merger agreement, the Registrant issued 22.7 million shares of its common stock to North Side shareholders.

         In March 1996, North Fork acquired the domestic commercial banking business of Extebank ("Extebank") in a purchase transaction. Extebank had $388 million in total assets, $200 million in net loans, $348 million in deposit liabilities, $30 million in capital and operated eight full-service banking facilities in the metropolitan New York area, including Manhattan. Additionally, in March 1996 North Fork acquired ten Long Island branches of First Nationwide Bank, and assumed $572 million of deposit liabilities for which it paid a deposit premium of 6.35%.

GENERAL DEVELOPMENT OF BUSINESS (CONTINUED)

         In July 1995, the Registrant acquired Great Neck Bancorp, the parent company of Bank of Great Neck, ("Great Neck") in a purchase transaction. Great Neck had net assets of $91 million, including $49.4 million in net loans and $90.3 million in deposits.

         In November 1994, Metro Bancshares Inc. ("Metro"), the parent company of Bayside Federal Savings Bank ("Bayside"), was merged with and into the Registrant in a transaction accounted for using the pooling-of-interests method of accounting. Bayside had $1.0 billion in total assets, $.9 billion in deposit liabilities, $83.5 million in capital, and operated thirteen full-service banking facilities in the New York City borough of Queens, and Nassau and Suffolk counties of New York.

         Additionally, the Registrant operates other non-bank subsidiaries, none of which accounted for a significant portion of the Registrant's consolidated assets, nor contributed significantly to the Registrant's consolidated results of operations, at and for the year ended December 31, 1998.

DESCRIPTION OF BUSINESS

         The Registrant, through its primary subsidiary North Fork and its investment management and broker/dealer subsidiaries, Compass Investment Services Corp ("Compass") and Amivest Corporation, provides a variety of banking and financial services to middle market and small business organizations, local governmental units, and retail customers in the New York metropolitan area. Additionally, the Registrant conducts a telebanking operation through its other bank subsidiary, Superior. The Registrant's major competitors across the entire line of its products and services are local branches of large money-center banks headquartered in New York City and other major commercial banks headquartered in New York State and elsewhere. North Fork also competes with other independent commercial banks in its marketplace for loans and deposits; with local savings and loan associations and savings banks for deposits and mortgage loans; with credit unions for deposits and consumer loans; with insurance companies and money market funds for deposits; and with local consumer finance organizations and the financing affiliates of consumer goods manufacturers (especially automobile manufacturers) for consumer loans. In setting rate structures for loan and deposit products, management refers to a wide variety of financial information and indices, including the rates charged or paid by the major money-center banks, both locally and in the commercial centers, and the rates fixed periodically by smaller, local competitors. Superior currently competes with financial institutions throughout the New England region for deposits.

         The Registrant and its subsidiaries, in their normal course of business, are subject to various regulatory statutes and guidelines. Additional information is set forth under the caption "Capital" (page 28) in Management's Discussion and Analysis and "Note 14 - Regulatory Matters" (pages 63 - 64) of the Registrant's 1998 Annual Report to Shareholders included as Exhibit 13 herewith and incorporated herein by reference.

         As of December 31, 1998, the Registrant and its consolidated subsidiaries had 1,687 full-time equivalent employees.

ITEM 2 - PROPERTIES

         The executive and administrative offices of the Registrant and its bank subsidiaries are located at 275 Broad Hollow Road, Melville, New York. The Registrant currently leases 81,000 square feet of the facility, representing approximately 70% of its rentable space.

         North Fork maintains its data processing and operations center in a 44,900 square foot, owned facility, located at 9025 Main Road, Mattituck, New York.

         Superior operates from an owned facility, located at 45 South Main Street, Branford, Connecticut.

         Amivest conducts its investment management and broker/dealer operations at 767 Fifth Avenue, New York, New York. Amivest currently leases space on the 50th floor of the building.

         At December 31, 1998, the Registrants' bank subsidiaries owned 59 of their branch offices (see "Note 6 Premises and Equipment" (page 52) of the Registrant's 1998 Annual Report to Shareholders included as Exhibit 13 herewith and incorporated herein by reference) and leased 59 branch offices under various lease arrangements expiring at various times through 2016 (see "Note 16 - Other Commitments and Contingent Liabilities (b) Lease Commitments" (page 66) of the Registrant's 1998 Annual Report to Shareholders included as Exhibit 13 herewith and incorporated herein by reference). The Registrant is also obligated under various other leases for facilities that have been vacated, as a result of its consolidation of operations following its merger and acquisition activities. The facilities owned or occupied under a lease are considered by management to be well located and suitably equipped to serve as banking and financial services facilities.

ITEM 3 - LEGAL PROCEEDINGS

         The information required by this item is set forth in "Note 16 - Other Commitments and Contingent Liabilities (c) Other Matters" (page 66) of the Registrant's 1998 Annual Report to Shareholders included herewith as Exhibit 13 and incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders during the fourth quarter of 1998.

ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, position and business experience during the past five years of each of the executive officers of the Registrant as of January 1, 1999, are presented in the following table. The officers are elected annually by the Board of Directors.

Name                            Age         Positions Held in Most Recent 5 Years
----                            ---         -------------------------------------
John A. Kanas                   52           Chairman, President and Chief Executive Officer of the Registrant and
                                             North Fork, throughout the past five years.

John Bohlsen                    56           Vice Chairman of the Registrant and North Fork.  Mr. Bohlsen also has been President of The Helm Development Corp., a real estate company, throughout the past five years.

Thomas M. O'Brien               48           Vice Chairman of the Registrant and North Fork (since January 1997).
                                             Previously, Mr. O'Brien was Chairman, President and Chief Executive
                                             Officer of North Side Savings Bank.

Daniel M. Healy                 56           Executive Vice President and Chief Financial Officer of the Registrant
                                             and North Fork, throughout the past five years.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Registrant's common stock is traded on the New York Stock Exchange under the symbol NFB. As of March 23, 1999, there were 7,136 shareholders of record of the Registrant's common stock.

         For additional information regarding dividends and restrictions thereon, and market price information, refer to the "Selected Financial Data" (pages 12-13), and "Liquidity" (page 22) sections of Management's Discussion and Analysis, the "Selected Statistical Data" (page 35), and "Note 14 - Regulatory Matters" (page 63-64) of the Registrant's 1998 Annual Report to Shareholders included herewith as Exhibit 13 and incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

         The information required by this item is set forth in "Selected Financial Data" (pages 12-13) of the Registrant's 1998 Annual Report to Shareholders included herewith as Exhibit 13 and incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is set forth in "Management's Discussion and Analysis", (pages 14-34) of the Registrant's 1998 Annual Report to Shareholders included herewith as Exhibit 13 and incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is set forth in Management's Discussion and Analysis, (pages 14-34) of the Registrant's 1998 Annual Report to Shareholders included herewith as Exhibit 13 and incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is set forth under the captions "Selected Statistical Data" (page 35); the Consolidated Financial Statements (pages 36-41); the Notes to the Consolidated Financial Statements (pages 42-69); the Independent Auditors' Report (page 70); and the Report of Management (page
71) of the Registrant's 1998 Annual Report to Shareholders included herewith as
Exhibit 13 and incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants on accounting and financial disclosure as defined in Item 304 of Regulation S-K.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is set forth under the caption "Election of Directors and Information with Respect to Directors and Officers" (pages 2-5) in the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on Tuesday, April 27, 1999, which is incorporated herein by reference, and in Part I of this report under the caption
Item 4A "Executive Officers of the Registrant".

ITEM 11 - EXECUTIVE COMPENSATION

         The information required by this item is set forth under the captions "Compensation of Directors" (page 7), "Executive Compensation" (pages 8-28), and "Retirement Plans" (pages 28-29) in the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held April 27, 1999, which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is set forth under the caption "Certain Beneficial Ownership" and "Nominees for Director and Directors Continuing in Office" (pages 2-5) in the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held April 27, 1999, which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is set forth under the caption "Transactions with Directors, Executive Officers and Associated Persons" (page
29) in the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held April 27, 1999, which is incorporated herein by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The consolidated financial statements, including notes thereto, and financial schedules of the Registrant, required in response to this item as set forth in response to Part II, Item 8 of this Annual Report are incorporated herein by reference to the Registrant's 1998 Annual Report to Shareholders filed herewith as Exhibit 13.

                1.  Financial Statements                                 Page No.
                    Consolidated Statements of Income                       36
                    Consolidated Balance Sheets                             37
                    Consolidated Statements of Cash Flows                  38-39
                    Consolidated Statements of Changes
                      in Stockholders' Equity                               40
                    Consolidated Statements of
                      Comprehensive Income                                  41
                    Notes to Consolidated Financial Statements             42-69
                    Independent Auditors' Report                            70
                    Report of Management                                    71

                2.  Financial Statement Schedules

                    Schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the consolidated financial statements of the Registrant have been omitted because they are either not required, are not applicable or are included in the consolidated financial statements or notes thereto, which are incorporated herein by reference to the Registrant's 1998 Annual Report to Shareholders filed herewith as Exhibit 13.

                3.  Exhibits

                    The exhibits listed on the Exhibit Index page of this Annual Report are incorporated herein by reference or filed herewith as required by Item 601 of Regulation S-K (each management contract or compensatory plan or arrangement listed therein is identified).

         (b) Current Reports on Form 8-K filed during the fourth quarter of 1998 are as follows:

                On October 13, 1998, the Registrant filed a Current Report stating that it had issued a press release regarding its third quarter and year-to-date 1998 financial results.

                On October 19, 1998, the Registrant filed a Current Report stating that it completed the sale of four of its five Branford Savings Bank branches and that it had, simultaneously, changed Branford's name to Superior Savings of New England.

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

                         NORTH FORK BANCORPORATION, INC.



                                    BY:   /s/ John A. Kanas
                                          -----------------
                                          JOHN A. KANAS
                                          President and Chief Executive Officer


                                          Dated:   March 24, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                              Title                                         Date
---------                                              -----                                         ----
/s/ John A. Kanas                              Chairman of the Board,                            March 25, 1999
-----------------                              President and Chief Executive
John A. Kanas                                  Officer
                                               (Principal Executive Officer)

/s/ Daniel M. Healy                            Executive Vice President and                      March 25, 1999
-------------------                            Chief Financial Officer
Daniel M. Healy                                (Principal Accounting Officer)

/s/ John Bohlsen                               Director                                          March 25, 1999
----------------                               Vice Chairman of the Board
John Bohlsen


/s/ Thomas M. O'Brien                          Director                                          March 25, 1999
---------------------                          Vice Chairman of the Board
Thomas M. O'Brien


/s/ Irvin L. Cherashore                        Director                                          March 24, 1999
-----------------------
Irvin L. Cherashore


/s/ Allan C. Dickerson                         Director                                          March 24, 1999
----------------------
Allan C. Dickerson


/s/ Lloyd A. Gerard                            Director                                          March 25, 1999
-------------------
Lloyd A. Gerard


/s/ Patrick E. Malloy III                      Director                                          March 24, 1999
-------------------------
Patrick E. Malloy III


/s/ James F. Reeve                             Director                                          March 24, 1999
------------------
James F. Reeve


/s/ George H. Rowsom                           Director                                          March 24, 1999
--------------------
George H. Rowsom


/s/ Dr. Kurt R. Schmeller                      Director                                          March 24, 1999
-------------------------
Dr. Kurt R. Schmeller


/s/ Raymond W. Terry, Jr.                      Director                                          March 24, 1999
-------------------------
Raymond W. Terry, Jr.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                    DESCRIPTION                                  METHOD OF FILING
------                    -----------                                  ----------------
3.1               Articles of Incorporation of North            Previously filed on Form S-3 dated, August 16,
                  Fork Bancorporation, Inc.                     1991 as Exhibit 4(b) (Registration No. 33-42294)
                                                                and incorporated herein by reference.

3.2               By-Laws of North Fork Bancorporation,         Filed herewith.
                  Inc., as amended, effective October 29,
                  1998.

4.1               Rights Agreement dated February 28,           Previously filed on Form 8-A, dated March 21,
                  1989, between North Fork Bancorporation,      1989 as Exhibit 1.
                  Inc. and North Fork Bank, as rights agent.

4.2               Prospectus included in the North Fork         Previously filed with Post-Effective Amendment
                  Capital Trust I offer to exchange its         No. 1 to the Registrants' registration statement on
                  8.70% Capital Trust Pass-Through              Form S-4, dated May 2, 1997 (Registration No.
                  Securities, which have been registered        333-24419) and incorporated herein by reference.
                  under the Securities Act of 1933 for
                  all of its outstanding 8.70% original
                  Capital Trust Pass-Through Securities.

4.3               Prospectus for North Fork Capital             Previously filed with Post-Effective Amendment
                  Trust II issuance of Capital Trust            No. 1 to the Registrants' registration statement on
                  Pass-Through Securities.                      Form S-3, dated November 21, 1997 (Registration
                                                                No. 333-40311) and incorporated herein by
                                                                reference.

4.4               Prospectus for the issuance of                Previously filed on Form S-3 dated, June 15, 1998
                  common shares in connection                   (Registration No. 333-56913) and incorporated
                  with the acquisition of Amivest               herein by reference.
                  Corporation.

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

10.4(a)           North Fork Bancorporation, Inc.               Previously filed on Form S-8, dated April
                  1989 Executive Management                     17, 1990 (Registration No. 33-34372) and
                  Compensation Plan.                            incorporated herein by reference.

EXHIBIT
NUMBER                    DESCRIPTION                                  METHOD OF FILING
------                    -----------                                  ----------------
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

10.8(a)           North Fork Bancorporation, Inc.               Previously filed on Form 10-K for the year
                  Performance Plan.                             ended December 31, 1994, dated March 28, 1995,
                                                                as Exhibit 10.9 and incorporated herein by
                                                                reference.

10.9(a)           Form of Change-in-Control                     Previously filed as Exhibit 10.2 to the Quarterly
                  Agreement, as entered into between            Report on Form 10-Q for the quarter ended
                  North Fork Bancorporation, Inc.               March 31, 1995, and incorporated herein by
                  and each of John A. Kanas, John               reference.
                  Bohlsen and Daniel M. Healy, each
                  dated December 20, 1994.

10.10(a)          Form of Change-in-Control                     Previously filed on Form 10-K for the year ended
                  Agreement, as entered into between            December 31, 1996, dated March 25, 1997 as
                  North Fork Bancorporation, Inc.               Exhibit 10.12(a) and incorporated herein by
                  and Thomas M. O'Brien dated                   reference.
                  December 31, 1996.

10.11(a)          Form of Employment Agreement,                 Previously filed a Form 10-K for the year ended
                  as entered into between North                 December 31, 1996, dated March 25, 1997 as
                  Fork Bancorporation, Inc. and                 Exhibit 10.13(a) and incorporated herein by
                  Thomas M. O'Brien, dated                      reference.
                  December 31, 1996.


10.12             Amended and Restated Agreement                Previously filed as Annex A to the Joint Proxy
                  and Plan of Merger, dated as of               Statement - Prospectus contained in the
                  October 7, 1997, between North                Registrant's registration statement on Form S-4,
                  Fork Bancorporation, Inc. and                 dated December 17, 1997 (Registration No. 333-
                  New York Bancorp, Inc.                        42515) and incorporated herein by reference.

EXHIBIT
NUMBER                    DESCRIPTION                                  METHOD OF FILING
------                    -----------                                  ----------------
10.13             Agreement and Plan of Merger by               Previously filed as Annex A to the Registrant's
                  and among North Fork Bancorporation,          registration statement on Form S-4, effective
                  Inc., merger bank, and Branford Savings       November 7, 1997 (Registration No. 333-35111)
                  Bank, dated July 24, 1997.                    and incorporated herein by reference

10.14(a)          North Fork Bancorporation, Inc. 1997          Previously filed on Form S-8, dated June 8, 1998
                  Non-Officer Stock Plan.                       (Registration No. 333-56329) and incorporated
                                                                herein by reference.

10.15(a)          North Fork Bancorporation, Inc. 1998          Previously filed on Form S-8, dated March 19,
                  Stock Compensation Plan.                      1999 (Registration No. 333-74713) and
                                                                incorporated herein by reference.

10.16(a)          Form of consulting agreement, as entered      Filed herewith.
                  into between North Fork Bancorporation,
                  Inc. and Patrick E. Malloy, III dated
                  March 27, 1998.

11                Statement re: Computation of                  Filed herewith. earnings per
                  share.

13                Pages 11 through 72 of the Registrant's       Filed herewith.
                  1998 Annual Report to Shareholders
                  that are incorporated herein by
                  reference.

21                Subsidiaries of Registrant.                   Filed herewith.

23                Accountants' Consent.                         Filed herewith.

27                Financial Data Schedule.                      Only included in electronic filing.


        (a)       Management contract or compensatory plan or arrangement.