Form 10-Q
period 1999-03-31
NORTH FORK BANCORPORATION INC
filed 1999-05-14
CIK 352510

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED:                   MARCH 31, 1999
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
                           Yes (X)      No ( )


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASSES OF COMMON STOCK                    NUMBER OF SHARES OUTSTANDING  5/11/99
-----------------------                    -------------------------------------
    $2.50 PAR VALUE                                      140,189,809

                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         North Fork Bancorporation, Inc. and Subsidiaries.
              (1.)Consolidated Balance Sheets.
              (2.)Consolidated Statements of Income.
              (3.)Consolidated Statements of Comprehensive Income. (3.)Consolidated Statements of Cash Flows.
              (5.)Consolidated Statements of Changes in Stockholders' Equity. (6.)Notes to Consolidated Financial Statements.

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

ITEM 2.  CHANGES IN SECURITIES
         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not Applicable.

ITEM 5.  OTHER INFORMATION
         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         The following exhibits are submitted herewith:

                  (a)    Exhibit #                   Description
                  ---    ---------                   -----------
                          (11)      Statement Re: Computation of per share
                                    earnings.

                          (27)      Financial Data Schedule.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share amounts)

                                                                                 --------------------------------------------------
                                                                                   MARCH 31,        DECEMBER 31,        MARCH 31,
                                                                                     1999               1998               1998
                                                                                 ------------       ------------       ------------
ASSETS:
Cash & Due from Banks .....................................................      $    140,431       $    151,576       $    152,011
Interest Earning Deposits .................................................             5,450             11,929              6,121
Federal Funds Sold ........................................................            35,000             17,000             17,500
Securities:
   Available-for-Sale .....................................................         3,450,298          2,980,223          3,055,667
   Held-to-Maturity .......................................................         1,444,261          1,571,545            709,600
                                                                                 ------------       ------------       ------------
      Total Securities ....................................................         4,894,559          4,551,768          3,765,267
                                                                                 ------------       ------------       ------------
Loans .....................................................................         5,917,992          5,731,424          5,782,215
  Less: Unearned Income ...................................................            16,173             17,131             21,408
            Allowance for Loan Losses .....................................            70,191             71,759             75,103
                                                                                 ------------       ------------       ------------
                  Net Loans ...............................................         5,831,628          5,642,534          5,685,704
                                                                                 ------------       ------------       ------------
Intangible Assets .........................................................            82,602             84,676             88,229
Premises & Equipment ......................................................            71,361             72,023             71,166
Accrued Income Receivable .................................................            71,062             66,951             66,584
Other Assets ..............................................................            89,016             81,099             71,926
                                                                                 ------------       ------------       ------------
     Total Assets .........................................................      $ 11,221,109       $ 10,679,556       $  9,924,508
                                                                                 ============       ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Demand Deposits ...........................................................      $  1,293,555       $  1,263,105       $  1,011,504
Savings, NOW &  Money Market Deposits .....................................         2,884,281          2,950,022          3,001,146
Other Time Deposits .......................................................         1,632,323          1,672,478          1,887,030
Certificates of Deposit,  $100,000 & Over .................................           686,789            542,017            471,428
                                                                                 ------------       ------------       ------------
     Total Deposits .......................................................         6,496,948          6,427,622          6,371,108
                                                                                 ------------       ------------       ------------
Federal Funds Purchased & Securities Sold Under
   Agreements to Repurchase ...............................................         3,331,796          2,955,096          2,002,690
Other Borrowings ..........................................................           185,000             35,000            385,000
Accrued Expenses & Other Liabilities ......................................           159,434            231,299            160,963
                                                                                 ------------       ------------       ------------
      Total Liabilities ...................................................      $ 10,173,178       $  9,649,017       $  8,919,761
                                                                                 ------------       ------------       ------------
Capital Securities ........................................................      $    199,295       $    199,289       $    199,270

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $1.00; authorized 10,000,000 shares, unissued ..              --                 --                 --
Common Stock, par value $2.50; authorized 200,000,000 shares;
    issued 145,018,425 shares at March 31, 1999 ...........................           362,546            362,312            357,641
Additional Paid in Capital ................................................            33,438             32,044              3,703
Retained Earnings .........................................................           574,364            541,967            456,412
Accumulated Other Comprehensive Income - Unrealized Gains
    on Securities Available-for-Sale, net of taxes ........................               308              9,337             26,283
Deferred Compensation .....................................................           (23,550)           (24,365)           (18,817)
Treasury Stock at cost;  4,249,492 shares at March 31, 1999 ...............           (98,470)           (90,045)           (19,745)
                                                                                 ------------       ------------       ------------
      Total Stockholders' Equity ..........................................           848,636            831,250            805,477
                                                                                 ------------       ------------       ------------
      Total Liabilities and Stockholders' Equity ..........................      $ 11,221,109       $ 10,679,556       $  9,924,508
                                                                                 ============       ============       ============

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                               MARCH 31,       MARCH 31,
(in thousands, except per share amounts)                         1999            1998
                                                              ---------        ---------
INTEREST INCOME:
Loans ................................................        $ 119,947        $ 123,494
Mortgage-Backed Securities ...........................           62,660           54,491
Other Securities .....................................            7,373            4,577
U.S. Treasury & Government Agency Securities .........            2,899            5,825
State & Municipal Obligations ........................              809            1,298
Federal Funds Sold ...................................               79              755
Interest Earning Deposits ............................               89               66
                                                              ---------        ---------
Total Interest Income ................................          193,856          190,506
                                                              ---------        ---------
INTEREST EXPENSE:
Savings, NOW & Money Market Deposits .................           13,083           16,612
Other Time Deposits ..................................           19,794           24,263
Certificates of Deposit, $100,000 & Over .............            7,593            6,607
Federal Funds Purchased & Securities Sold Under
   Agreements to Repurchase ..........................           42,178           31,885
Other Borrowings .....................................            1,117            6,932
                                                              ---------        ---------
   Total Interest Expense ............................           83,765           86,299
                                                              ---------        ---------
   Net Interest Income ...............................          110,091          104,207
Provision for Loan Losses ............................            1,250           12,500
                                                              ---------        ---------
   Net Interest Income after Provision for Loan Losses          108,841           91,707
                                                              ---------        ---------
NON-INTEREST INCOME:
Fees & Service Charges on Deposit Accounts ...........            6,567            6,427
Investment Management, Commissions & Trust Fees ......            4,369            2,473
Mortgage Banking Operations ..........................              941            1,023
Other Operating Income ...............................            2,433            3,845
Net Securities Gains/(Losses) ........................            2,703           (2,517)
                                                              ---------        ---------
     Total Non-Interest Income .......................           17,013           11,251
                                                              ---------        ---------
NON-INTEREST EXPENSE:
Compensation & Employee Benefits .....................           21,231           22,942
Occupancy & Equipment, net ...........................            6,966            7,499
Capital Securities Costs .............................            4,211            4,211
Amortization & Write-down of Intangible Assets .......            2,075            8,168
Other Operating Expense ..............................            8,951           11,560
Merger Related Restructure Charge ....................             --             52,452
                                                              ---------        ---------
    Total Non-Interest Expense .......................           43,434          106,832
                                                              ---------        ---------
Income/(Loss) Before Income Taxes ....................           82,420           (3,874)
Provision/(Benefit) for Income Taxes .................           28,852          (11,250)
                                                              ---------        ---------
     Net Income ......................................        $  53,568        $   7,376
                                                              =========        =========

PER SHARE:
Earnings Per Share - Basic ...........................        $    0.38        $    0.05
Earnings Per Share - Diluted .........................        $    0.38        $    0.05
Cash Dividends .......................................        $   0.150        $   0.125

Weighted Average Shares Outstanding - Basic ..........          139,289          138,480
Weighted Average Shares Outstanding - Diluted ........          140,205          140,705

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

                                                          MARCH 31,       MARCH 31,
                                                            1999            1998
                                                         ---------        ---------
Net Income ......................................        $ 53,568         $  7,376
Other Comprehensive Income, net
    of Income Taxes:
Unrealized (Losses)/Gains on
           Securities Available for Sale ........          (6,326)           6,642
Less: Reclassification of Realized (Losses)/Gains
           Included in Net Income ...............          (2,703)           2,517
Other Comprehensive Income ......................          (9,029)           9,159
Comprehensive Income ............................        $ 44,539         $ 16,535

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(in thousands)

FOR THE THREE MONTHS ENDED MARCH 31,                                                   1999              1998
                                                                                     ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ..................................................................        $  53,568         $   7,376
ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
Provision for Loan Losses ...................................................            1,250            12,500
Depreciation and Amortization ...............................................            2,946             2,844
Amortization and Write-down of Intangible Assets ............................            2,075             8,168
Amortization of Securities Premiums .........................................            3,532             3,007
Accretion of Discounts and Net Deferred Loan Fees ...........................           (2,253)           (3,245)
Net Securities (Gains)/Losses ...............................................           (2,703)            2,517
Other, Net ..................................................................          (56,320)           48,793
                                                                                     ---------         ---------
    Net Cash Provided by Operating Activities ...............................            2,095            81,960
                                                                                     ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Securities Held-to-Maturity ....................................          (14,312)             --
Maturities, Redemptions, Calls and Principal Repayments on
    Securities Held-to-Maturity .............................................          140,839           107,367
Purchases of Securities Available-for-Sale ..................................         (939,878)         (626,724)
Proceeds from Sales of Securities Available-for-Sale ........................           17,010           363,235
Maturities, Redemptions, Calls and Principal Repayments on
    Securities Available-for-Sale ...........................................          434,409           287,519
Loans Originated, Net of Principal Repayments and Charge-offs ...............         (230,085)          (66,658)
Proceeds from the Sale of Loans .............................................           41,086            57,250
Transfers to Other Real Estate, Net of Sales ................................           368.00             1,273
Purchases of Premises and Equipment, Net ....................................           (1,500)            3,849
                                                                                     ---------         ---------
    Net Cash (Used in)/Provided by Investing Activities .....................         (552,063)          127,111
                                                                                     ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase/(Decrease) in Customer Deposits Liabilities ....................           69,326           (12,162)
Net Increase/(Decrease) in Borrowings .......................................          526,700          (222,552)
Purchase of Treasury Stock ..................................................           (8,368)             --
Common Stock Sold for Cash ..................................................            1,611            23,968
Cash Dividends Paid .........................................................          (38,925)          (13,364)
                                                                                     ---------         ---------
    Net Cash Provided by/(Used in) Financing Activities .....................          550,344          (224,110)
                                                                                     ---------         ---------
    Net Increase/(Decrease) in Cash and Cash Equivalents ....................           376.00           (15,039)

NYB Activity for the Three Months Ended December 31, 1997 ...................             --                (384)
Cash and Cash Equivalents at Beginning of the Period ........................          180,505           191,055
                                                                                     ---------         ---------
Cash and Cash Equivalents at End of the Period ..............................        $ 180,881         $ 175,632
                                                                                     =========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:
    Interest Expense ........................................................           77,090            87,947
                                                                                     =========         =========
    Income Taxes ............................................................           69,391            19,507
                                                                                     =========         =========
Securities Transferred from Held-to-Maturity to Available-for-Sale due to the
    Merger with NYB .........................................................             --             913,598
                                                                                     =========         =========
The Company Purchased Various Securities which
    Settled in the Subsequent Period ........................................            6,462            10,467
                                                                                     =========         =========

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)

                                                              Additional            Unrealized
                                                    Common     Paid in    Retained   Securities    Deferred     Treasury
                                                    Stock      Capital    Earnings      Gains    Compensation    Stock       Total
                                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------
BALANCE, DECEMBER 31, 1997 .....................  $ 256,790   $ 127,853   $ 469,616   $  17,124   ($ 19,361)  ($ 81,133)  $ 770,889
Net Income .....................................       --          --         7,376        --          --          --         7,376
Cash Dividends ($.125  per share) ..............       --          --       (17,789)       --          --          --       (17,789)
Cash Dividends-NYB Pre-Merger ..................       --          --        (3,219)       --          --          --        (3,219)
Issuance of Stock for the 3-for-2 Stock Split ..    119,214    (119,214)       --          --          --          --          --
Issuance of Stock (1,102,769 shares) ...........         53      13,764        --          --          --        12,214      26,031
NYB Common Stock Retirement (12,740,406 shares)     (21,234)    (35,398)       --          --          --        56,632        --
Restricted Stock Activity, net .................       --          --          --          --           544         (18)        526
Stock Based Compensation Activity, net .........      2,818      16,698     (11,524)       --          --        (7,440)        552
NYB Net Income for the Three Months
    Ended December 31, 1997 ....................       --          --        11,992        --          --          --        11,992
Amortization of Unrealized Loss on Securities
    Transferred from Available-for-Sale to
    Held-to-Maturity ...........................       --          --           (40)       (291)       --          --          (331)
Adjustment to Unrealized Gains on Securities
      Available-for-Sale, net of taxes .........       --          --          --         9,450        --          --         9,450
                                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------
BALANCE, MARCH 31, 1998 ........................  $ 357,641   $   3,703   $ 456,412   $  26,283   ($ 18,817)  ($ 19,745)  $ 805,477
                                                  =========   =========   =========   =========   =========   =========   =========

BALANCE, DECEMBER 31, 1998 .....................  $ 362,312   $  32,044   $ 541,967   $   9,337   ($ 24,365)  ($ 90,045)  $ 831,250
Net Income .....................................       --          --        53,568        --          --          --        53,568
Cash Dividends ($.15  per share) ...............       --          --       (20,999)       --          --          --       (20,999)
Issuance of Stock (65,711 shares) ..............        164       1,301        --          --          --          --         1,465
Purchases of Treasury Stock (394,100 shares) ...       --          --          --          --          --        (8,368)     (8,368)
Restricted Stock Activity, net .................       --            (1)       --          --           815         (68)        746
Stock Based Compensation Activity, net .........         70          94        --          --          --            11         175
Amortization of Unrealized Loss on Securities
    Transferred from Available-for-Sale to
    Held-to-Maturity ...........................       --          --          (172)        172        --          --          --
Adjustment to Unrealized Gains on Securities
      Available-for-Sale, net of taxes .........       --          --          --        (9,201)       --          --        (9,201)
                                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------
BALANCE, MARCH 31, 1999 ........................  $ 362,546   $  33,438   $ 574,364   $     308   ($ 23,550)  ($ 98,470)  $ 848,636
                                                  =========   =========   =========   =========   =========   =========   =========

                         NORTH FORK BANCORPORATION, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 1999 AND 1998

BASIS OF PRESENTATION

     North Fork Bancorporation, Inc. (the "Company") through its primary bank subsidiary, North Fork Bank ("North Fork") and its investment management and broker/dealer subsidiaries, Compass Investment Services Corp. ("Compass") and Amivest Corporation ("Amivest"), provides a variety of banking and financial services to middle market and small business organizations, local governmental units, and retail customers in the New York metropolitan area. Its other bank subsidiary, Superior Savings of New England ("Superior"), operates from one location in the Connecticut county of New Haven where it conducts a telebanking operation and plans to deliver a complete internet banking solution in the near future.

     The accounting and reporting policies of the Company are in conformity with generally accepted accounting principles and prevailing practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual results could differ from those estimates. Certain reclassifications have been made to prior year amounts to conform to current year presentations.

     Results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations which may be expected for the full year 1999 or any other interim periods.

     These statements should be read in conjunction with the Company's summary of significant accounting policies, which are incorporated herein by reference, in its 1998 Annual Report on Form 10-K.

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

     SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the effect SFAS 133 will have on its financial statements. At March 31, 1999, the Company was a party to three interest rate swap contracts with an aggregate notional value of $475 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS

     Certain statements under this caption, which involve risk and uncertainties, constitute "forward-looking statements" under the Private Litigation Reform Act of 1995. These statements are based on the beliefs, assumptions, and expectations of the management of the Company. Words such as "expects", "believes", "should", "plans", "will", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future financial condition, performance or operations and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. Therefore, actual outcomes or results may differ materially from what is indicated or forecasted in such forward-looking statements. Factors that may cause or contribute to such differences include, among others, the following possibilities: (1) changes in economic or market conditions; (2) significantly increased competition in the banking and financial services industry; (3) changes in the interest rate environment, with reductions in bank margins; and (4) changes in state and federal regulation of banking institutions.

OVERVIEW

     The Company recognized net income of $53.6 million, or diluted earnings per share of $.38, for the first quarter ended March 31, 1999, as compared with net income of $7.4 million, or diluted earnings per share of $.05 for the first quarter ended March 31, 1998. The 1998 results included, for the first time, the operating results of New York Bancorp ("NYB"), which was acquired in a pooling-of-interests transaction on March 27, 1998. Net income and diluted earnings per share during 1998 were impacted by the recognition of a merger related restructure charge and special items. The aggregate of these items was $74.3 million, or $38.6 million after taxes. They included a $52.5 million merger related restructure charge, an additional $11.5 million provision for loan losses, a $6 million write-down of an intangible asset, due to the realignment of the Company's business arising from the merger, securities losses of $2.5 million, and $1.8 million in other operating expenses (net of $20.7 million in tax benefits). Tax items included a charge of $5 million related to the recapture of NYB's banking subsidiary, Home Federal Savings Bank, bad debt reserve for state and local tax purposes, and a benefit of $20 million, which resulted from a non-taxable distribution from a corporate reorganization.

     Net income and diluted earnings per share for the first three months of 1998, exclusive of the aforementioned items, were $46.0 million or $.33 per share. Return on average total assets and return on average stockholders' equity, excluding these items were 1.81% and 24.20%, respectively.

     On March 23, 1999, the Board of Directors increased the Company's regular quarterly cash dividend to $.15 from $.125 per common share. The dividend is payable May 14, 1999 to shareholders of record at the close of business April 23, 1999.

      In October 1998, the Board of Directors approved the repurchase of up to
14.3 million of the Company's common shares, or approximately 10% of its shares outstanding. As of March 31, 1999, approximately 3.4 million shares had been repurchased.

NET INTEREST INCOME

     Net interest income, which represents the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities, is the Company's primary source of earnings. Net interest income is affected by the level and composition of assets, liabilities and equity, as well as changes in market interest rates.

     Net interest income in the quarter ended March 31, 1999 increased $5.9 million, or 5.6%, to $110.1 million, when compared to $104.2 million for the comparable 1998 period. This growth was achieved through an increase in the level of average interest earning assets, partially offset by a modest decline in the net interest margin to 4.36% from 4.41%.

     Interest income increased $3.4 million, to $193.9 million in the 1999 first quarter, when compared to $190.5 million in the comparable 1998 period. Contributing to the growth was a $555.6 million, or 5.7%, increase in average interest earning assets to $10.4 billion, partially offset by a 34 basis decline in the yield on interest earning assets to 7.64% for the most recent quarter, when compared to 7.98% in 1998. Average securities grew $598.6 million, or 15.2%, representing the principle component of the increase in interest earning assets. The yield on average securities declined to 6.67% for the first quarter of 1999 when compared to 7.01% in the comparable prior year quarter, adversely impacting interest income. This 34 basis point decline was due to the aforementioned growth in the securities portfolio, prepayment activity, and the reinvestment of related cash flows into lower yielding securities reflecting market interest rates at the time.

     Average loans remained unchanged at $5.8 billion in the first quarter of 1999, when compared to comparable 1998 period levels. Loans represented 56% of average interest earning assets and 89.6% of average total deposits. However, interest income was negatively impacted as the yield on average loans declined 25 basis points to 8.42% for the first quarter of 1999, when compared to 8.67% for 1998, due to intense competition for quality loans and the heavy volume of prepayment and refinancing activity.

     Interest expense declined $2.5 million, or 2.9%, to $83.8 million reflecting an average cost of funds of 4.03% for the first quarter of 1999, when compared to $86.3 million, or a 4.29%, average cost of funds for the comparable 1998 period. Average time and savings deposits, which continue to represent a stable funding source, were $5.2 billion, reflecting an average cost of funds of 3.13% during the first quarter of 1999, when compared to $5.4 billion, with an average cost of funds of 3.54% for the comparable 1998 period. Both interest bearing customer deposit liability levels and the corresponding cost of funds trends were impacted by management implementing its pricing and integration strategy on customer deposit liabilities assumed in the NYB merger.

     Average total borrowings increased $478.5 million, or 17.7%, to $3.2 billion during the first quarter of 1999, when compared to $2.7 billion during the comparable prior year period. The average cost of funds on total borrowings during these periods declined 31 basis points to 5.52% from 5.83%. The increased borrowing activity was necessitated in order to fund the increase in average interest earning assets, principally the purchase of mortgage-backed and collateralized mortgage-backed securities.

     As previously stated, the Company experienced a modest decline in its net interest margin in the 1999 first quarter when compared to 1998. Similarly, the Company's net interest margin declined on a linked quarter basis by nine basis points when compared to 4.45% in the final quarter of 1998. This decline was expected as competition for quality loans continued and the Company utilized its capital base by funding earning asset growth with borrowings at rates generally higher than its deposit costs. Management anticipates that this trend will continue into the second quarter.

     Average demand deposits increased $258.5 million, or 26.8%, to $1.2 billion during the 1999 first quarter, as compared to $963.6 million in the 1998 first quarter. The growth in demand deposits has resulted from managements success converting acquired savings bank locations into full-service commercial banking locations, and an emphasis on developing long-term deposit relationships with its borrowers. At March 31, 1999, demand deposits represented 19.9% of total deposits, as compared to 15.9% at March 31, 1998.

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

FOR THE THREE MONTHS ENDED MARCH 31,                               1999 VS. 1998
                                                   --------------------------------------------
                                                   CHANGE IN
                                                    AVERAGE         AVERAGE        NET INTEREST
 (in thousands)                                     VOLUME            RATE            INCOME
                                                   --------         --------         --------
INTEREST INCOME FROM EARNING ASSETS:
Interest Earning Deposits .................        $     16         $      7         $     23
Securities ................................           9,692           (3,183)           6,509
Loans, net of unearned income .............              (6)          (3,567)          (3,573)
Federal Funds Sold ........................            (521)            (155)            (676)
                                                   --------         --------         --------
   Total Interest Income ..................           9,181           (6,898)           2,283
                                                   --------         --------         --------
INTEREST EXPENSE ON LIABILITIES:
Savings, N.O.W. & Money Market Deposits ...            (235)          (3,294)        ($ 3,529)
Time Deposits .............................          (1,944)          (1,539)          (3,483)
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase ..........          12,069           (1,776)          10,293
Other Borrowings ..........................          (5,202)            (613)          (5,815)
                                                   --------         --------         --------
   Total Interest Expense .................           4,688           (7,222)          (2,534)
                                                   --------         --------         --------
Net Change in Net Interest Income .........        $  4,493         $    324         $  4,817
                                                   ========         ========         ========


(1) The above table is presented on a tax equivalent basis.

(2) Non-accrual loans are included in average loans, net of unearned income.

     The following tables present an analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the three month period ended March 31, 1999 and 1998, respectively.

FOR THE THREE MONTHS ENDED MARCH 31,                              1999                                  1998
                                                   -------------------------------------------------------------------------
                                                   AVERAGE                   AVERAGE     AVERAGE                  AVERAGE
 (dollars in thousands )                           BALANCE      INTEREST      RATE       BALANCE      INTEREST      RATE
                                                   ----------   ----------  ----------   ----------   ----------  ----------
INTEREST EARNING ASSETS:
Interest Earning Deposits .....................        $8,406          $89       4.29%       $6,880          $66      3.89%
Securities ....................................     4,543,862       74,691       6.67%    3,945,275       68,182      7.01%
Loans, net of unearned income (1) .............     5,791,518      120,200       8.42%    5,791,780      123,773      8.67%
Federal Funds Sold ............................         7,244           79       4.42%       51,503       755.00      5.95%
                                                   ----------    ----------               ---------    ----------
  Total Interest Earning Assets ...............    10,351,030      195,059       7.64%    9,795,438      192,776      7.98%
                                                   ----------    ----------               ---------    ----------

NON INTEREST EARNING ASSETS:
Cash and Due from Banks .......................       164,017                               152,748
Other Assets (2) ..............................       366,784                               330,070
                                                  -----------                           -----------
  Total Assets ................................   $10,881,831                           $10,278,256
                                                  ===========                           ===========

INTEREST BEARING LIABILITIES:
Savings, N.O.W. & Money Market Deposits .......    $2,962,405      $13,083       1.79%   $3,005,521      $16,612      2.24%
Time Deposits .................................     2,278,326       27,387       4.88%    2,441,100       30,870      5.13%
                                                   ----------    ----------               ---------    ----------
  Total Savings and Time Deposits .............     5,240,731       40,470       3.13%    5,446,621       47,482      3.54%
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase ..............     3,114,335       42,178       5.49%    2,224,817       31,885      5.81%
Other Borrowings ..............................        66,667        1,117       6.80%      477,731        6,932      5.88%
                                                   ----------    ----------               ---------    ----------
  Total Borrowings ............................     3,181,002       43,295       5.52%    2,702,548       38,817      5.83%
                                                   ----------    ----------               ---------    ----------
    Total Interest Bearing Liabilities ........     8,421,733       83,765       4.03%    8,149,169       86,299      4.29%
                                                   ----------    ----------               ---------    ----------
Rate Spread ...................................                                  3.61%                                3.69%

NON-INTEREST BEARING LIABILITIES
Demand Deposits ...............................     1,222,034                               963,557
Other Liabilities .............................       194,404                               176,116
                                                  -----------                           -----------
 Total Liabilities ............................     9,838,171                             9,288,842
Capital Securities ............................       199,293                               199,268
 Stockholders' Equity .........................       844,367                               790,146
                                                  -----------                           -----------
  Total Liabilities and Stockholders' Equity ..   $10,881,831                           $10,278,256
                                                  ===========                           ===========
Net Interest Income & Net Interest Margin .....                    111,294       4.36%                   106,477      4.41%
Less: Tax Equivalent Adjustment ...............                    (1,203)                               (2,270)
                                                                 ----------                             ---------
     Net Interest Income ......................                   $110,091                              $104,207
                                                                 ==========                             =========

(1)  Non-accrual loans are included in average loans, net of unearned income.

(2) Unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(3)  The above table is presented on a tax equivalent basis.

NON-INTEREST INCOME

     Non-interest income, exclusive of net securities gains, increased modestly to $14.3 million in the first quarter of 1999, when compared to $13.8 million in the comparable prior year period This modest rise was achieved through a $.1 million or 2.2% increase in fees and service charges on deposit accounts to $6.6 million, a $1.9 million, or 76.7% increase in investment management and trust fees to $4.4 million, partially offset by a $1.4 million or 36.7% decline in other operating income to $2.4 million. Contibuting to the growth in investment management, commissions and trust fees are the operating results of Amivest, which was acquired in June 1998.

     For the quarter ended March 31, 1999, net securities gains were $2.7 million, compared with net securities losses of $2.5 million in the comparable prior year period. Net securities gains recognized during the most recent quarter resulted principally from the sale of equity positions of certain publicly traded companies. Management has been successful in making investments in publicly traded companies that have materialized as a source of such gains. The $2.5 million in net securities losses recognized in the 1998 first quarter resulted from the transfer of approximately $913 million in securities from held-to-maturity to available-for-sale, with $415 million of such securities being identified for sale at the time of reclassification.

NON-INTEREST EXPENSE

     Non-interest expense declined $3.1 million to $43.4 million during the most recent quarter, as compared to $46.6 million in the first quarter of 1998, when adjusted for the merger related restructure charge of $52.5 million, the $6 million write-down in intangible assets, due to the realignment of the Company's business arising from the NYB merger, and $1.8 million in other special items incurred in connection with the merger.

     The Company's core efficiency ratio, which represents the ratio of non-interest expense, net of other real estate costs and other non-recurring charges, to net interest income on a tax equivalent basis and non-interest income, net of securities gains and losses, improved to 34.54% in the 1999 first quarter, as compared with 38.58% for the comparable prior year period. The improvement in the core efficiency ratio demonstrates management's ability to employ its disciplined merger and acquisition strategy by successfully reducing operating costs and enhancing its revenue base post-merger.

INCOME TAXES

     The Company's effective tax rate of 35% for the first quarter of 1999 remained unchanged when compared to the effective tax rate for the first quarter of 1998, when adjusted for the impact of the previously mentioned merger related charges and special items. Management anticipates that its effective tax rate for the remainder of 1999 will remain at approximately 35%.

LOAN PORTFOLIO

     The following table represents the components of the loan portfolio for the periods indicated:

                                         -------------------------------------------------------------------------------------------
                                          MARCH 31,            % OF      DECEMBER 31,      % OF          MARCH 31,           % OF
(dollars in thousands)                      1999               TOTAL         1998         TOTAL            1998              TOTAL
                                         -------------------------------------------------------------------------------------------
Mortgage Loans-Residential .........     $1,931,521              32%     $1,901,759              33%     $2,051,645              36%
Mortgage Loans-Multi-Family ........      1,687,699              29%      1,651,590              29%      1,631,724              28%
Mortgage Loans-Commercial ..........      1,169,669              20%      1,104,228              19%      1,177,288              20%
Commercial & Industrial ............        534,552               9%        520,130               9%        450,612               8%
Consumer Loans and Leases ..........        529,859               9%        481,691               9%        414,296               7%
Construction  and Land Loans .......         64,692               1%         72,026               1%         56,650               1%
                                         -------------------------------------------------------------------------------------------
                                         $5,917,992             100%     $5,731,424             100%     $5,782,215             100%
                                         ===========================================================================================

     The loan portfolio is concentrated primarily in loans secured by real estate in the New York metropolitan area. The risk inherent in the portfolio is dependent not only upon regional and general economic stability, which affects property values, but also the financial well-being and creditworthiness of the borrowers.

     At March 31, 1999, loans outstanding totaled $5.9 billion, as compared to $5.7 billion at December 31, 1998 and $5.8 billion at March 31, 1998. While experiencing growth in most loan categories, this growth has been offset by accelerated prepayments in the residential 1-4 family mortgage, multi-family mortgage, and commercial mortgage portfolios. This accelerated level of prepayment activity is due in large measure to the interest rate environment and aggressive pricing levels offered by competitors, principally thrift companies and Wall Street conduits. Management anticipates that loan growth should continue in the near-term and will be driven by multi-family, commercial, and consumer lending.

     The growth in the loan portfolio during recent years has resulted from both originations and acquisitions. Originations have been principally from multi-family lending, commercial lending, and consumer loans. To minimize the credit risk related to the portfolio's real estate concentration, management utilizes prudent underwriting standards as well as diversifying the type and locations of loan placements. The multi-family lending business includes loans on various types and geographically diverse apartment complexes. Multi-family mortgages are dependent largely on sufficient income to cover operating expenses and may be affected by government regulation, such as rent control regulations, which could impact the future cash flows of the property. Most multi-family mortgages do not fully amortize. Therefore, the principal outstanding is not significantly reduced prior to contractual maturity. The residential mortgage portfolio is comprised primarily of first mortgage loans on owner occupied 1-4 family residences located in the New York metropolitan area. The commercial mortgage portfolio contains loans secured by professional office buildings, retail stores, shopping centers and industrial developments. Commercial loans consist primarily of loans to small and medium size businesses. Consumer loans and leases represent credit to individuals for household, family, and other personal expenditures and consist primarily of loans to finance new and used automobiles. Land loans are used to finance the acquisition of vacant land for future residential and commercial development. Construction loans finance the construction of industrial developments and single-family subdivisions.

     The Company's real estate underwriting standards include various limits on the loan-to-value ratios based on the type of property, and management considers among other things, the creditworthiness of the borrower, the location of the real estate, the condition and value of the security property, the quality of the organization managing the property, and the viability of the project including occupancy rates, tenants and lease terms. Additionally, the underwriting standards require appraisals and periodic inspections of the properties as well as ongoing monitoring of operating results.

ASSET QUALITY

     The components of non-performing assets and restructured, accruing loans are detailed in the table below:

                                                     MARCH 31,    DECEMBER 31,     MARCH 31,
(in thousands)                                         1999           1998           1998
                                                     -------        -------        -------
Loans Ninety Days Past Due and Still Accruing        $ 3,800        $ 7,684        $ 7,535
Non-Accrual Loans ...........................          9,617          7,592         17,753
                                                     -------        -------        -------
Non-Performing Loans ........................         13,417         15,276         25,288
Other Real Estate ...........................          2,931          3,217          4,931
                                                     -------        -------        -------
Non-Performing Assets .......................        $16,348        $18,493        $30,219
                                                     =======        =======        =======
Restructured, Accruing Loans ................        $   580        $   584        $ 9,408
                                                     =======        =======        =======

     At March 31, 1999, non-performing assets, which include loans 90 days past due and still accruing interest, non-accrual loans and other real estate, were $16.3 million as compared to $18.5 million at December 31, 1998. Non-performing assets declined $13.9 million, or 46%, at March 31, 1999 when compared to $30.2 million at March 31, 1998. This decline was achieved principally through the sale of non-performing loans for cash, principal repayments, the workout of non-performing loans to performing status, and charge-offs. Non-performing loans at March 31, 1999 consisted of $4.7 million in residential mortgages, $3.7 million in consumer loans and leases, $2.9 million in commercial mortgages, $1.8 million in commercial loans, and $.3 million in multi-family mortgages.

     The following table represents a summary of the changes in the allowance for loan losses:

FOR THE THREE MONTHS ENDED MARCH 31,                                  1999              1998
                                                                    --------          --------
(dollars in thousands)
Balance at Beginning of Year ...............................        $ 71,759          $ 74,393
Provision for Loan Losses ..................................           1,250            12,500
Recoveries Credited to the Allowance .......................             893             1,108
                                                                    --------          --------
                                                                      73,902            88,001
Losses Charged to the Allowance ............................          (3,711)          (12,843)
NYB Net Activity for the Three Months Ended December 31, 1997           --                 (55)
                                                                    --------          --------
Balance at End of Period ...................................        $ 70,191          $ 75,103
                                                                    ========          ========

Net Charge-Offs to Average Loans ...........................            0.20%             0.82%
Non-Performing Assets to Total Assets ......................            0.15%             0.30%
Allowance for Loan Losses to Period End Loans, net .........            1.19%             1.30%
Allowance for Loan Losses to Non-performing Loans ..........             523%              297%

     The provision for loan losses declined to $1.3 million for the current quarter, as compared to $12.5 million for the comparable prior year period. The provision for the first quarter of 1998 reflected a special provision of $11.5 million. This additional provision was due to the sale of $32 million in non-performing and marginally performing loans acquired in the NYB merger and to restore, as of the merger date, the Company's post-merger coverage ratios to approximate pre-merger levels.

     The determination of the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management. The evaluation process is undertaken on a quarterly basis but may increase in frequency should conditions arise that would require management's prompt attention. Conditions giving rise to such action are business combinations, opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.

     The methodology employed for assessing the appropriateness of the allowance consists of the following criteria:

               - The establishment of reserve amounts for all specifically identified criticized loans, including those arising from business combinations, that have been designated as requiring attention by management's internal loan review program, bank regulatory examinations or the Company's external auditors.

               - An average one year loss factor is applied to smaller balance homogenous types of loans not subject to specific review. These loans include residential 1-4 family properties and consumer loans.

               - An allocation to the remaining loans giving effect to historical loss experience over several years and linked to cyclical trends.

     Recognition is also given to the changed risk profile brought about from the aforementioned business combinations, customer knowledge, the results of the ongoing credit-quality monitoring processes and the cyclical nature of economic and business conditions. An important consideration in applying these methodologies is the concentration of real estate related loans located in the New York metropolitan area.

     Since many of the loans depend upon the sufficiency of collateral, any adverse trend in the real estate markets could seriously affect underlying values available to protect the Company from loss. This condition existed in the early part of the decade when the Company experienced sizable real estate loan losses.

     Other evidence used to support the amount of the allowance and its components are as follows:

         -      Regulatory examinations

         -      The amount and trend of criticized loans

         -      Actual losses

         -      Peer comparisons with other financial institutions

         - Economic data associated with the real estate market in the Company's market area

         - Opportunities to dispose of marginally performing loans for cash consideration

     Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the allowance for loan losses to be adequate at March 31, 1999.

SECURITIES PORTFOLIO

     The composition of and the amortized cost and estimated fair values of available-for-sale and held-to-maturity securities portfolios were as follows:

                                                        MARCH 31, 1999           DECEMBER 31, 1998             MARCH 31, 1998
                                                    --------------------------------------------------------------------------------
AVAILABLE-FOR-SALE                                  AMORTIZED       FAIR        AMORTIZED       FAIR        AMORTIZED       FAIR
(in thousands)                                         COST         VALUE          COST         VALUE          COST         VALUE
                                                    ----------    ----------    ----------    ----------    ----------    ----------
U.S. Treasury Securities .......................    $   29,949    $   30,178    $   30,952    $   31,345    $   31,960    $   32,074
U.S. Government Agencies' Obligations ..........       118,164       121,431       162,464       167,411       207,311       210,361
State & Municipal Obligations ..................          --            --            --            --          60,714        61,522
Mortgage-Backed Securities .....................       791,042       790,805       728,849       731,815       891,957       899,903
CMO's Agency Issuances .........................       366,162       364,620       190,249       191,961       329,072       329,746
CMO's Private Issuances ........................     1,729,846     1,724,713     1,440,806     1,445,481     1,212,089     1,216,305
Equity Securities ..............................       210,906       217,555       207,407       204,584       199,894       224,320
Other Securities ...............................       203,688       200,996       202,815       207,626        76,047        81,436
                                                    ----------    ----------    ----------    ----------    ----------    ----------
                                                    $3,449,757    $3,450,298    $2,963,542    $2,980,223    $3,009,044    $3,055,667
                                                    ==========    ==========    ==========    ==========    ==========    ==========

HELD-TO-MATURITY                                    AMORTIZED       FAIR        AMORTIZED       FAIR        AMORTIZED       FAIR
(in thousands)                                         COST         VALUE         COST          VALUE         COST          VALUE
                                                    ----------    ----------    ----------    ----------    ----------    ----------
U.S. Government Agencies' Obligations ..........    $       63    $       63    $       74    $       74    $      651    $      651
State & Municipal Obligations ..................        72,149        73,224        71,837        73,111        52,275        53,016
Mortgage-Backed Securities .....................       522,941       521,824       560,815       562,330       212,156       212,469
CMO's Agency Issuances .........................        25,056        25,143        41,988        42,113        90,249        90,547
CMO's Private Issuances ........................       801,694       795,977       873,070       872,914       345,147       345,928
Other Securities ...............................        22,358        22,169        23,761        23,654         9,122         9,162
                                                    ----------    ----------    ----------    ----------    ----------    ----------
                                                    $1,444,261    $1,438,400    $1,571,545    $1,574,196    $  709,600    $  711,773
                                                    ==========    ==========    ==========    ==========    ==========    ==========

     Management's strategy is to invest in securities with short-weighted average lives minimizing exposure to future increases in interest rates. These are principally mortgage-backed securities ("MBS'S") that provide stable cash flows which may be reinvested at current market interest rates. The combined weighted average life of the held-to-maturity and available-for-sale securities portfolios at March 31, 1999 was 4.3 years.

     Collateralized mortgage obligations ("CMO'S") are collateralized by either U.S. Government Agency MBS's or whole loans, which are principally AAA rated conservative current pay sequentials or PAC structures, with a current weighted average life of approximately 3.8 years.

     Prepayment on MBS's, including CMO's, are monitored by the portfolio management function. Management typically invests in MBS's with stable cash flows and relatively short duration, thereby limiting the impact of interest rate fluctuations on the portfolio. Management regularly performs simulation testing to assess the impact that interest and market rate changes would have on the MBS portfolio.

     At March 31, 1999, equity securities maintained in the available-for-sale portfolio were comprised principally of common stock and preferred stock of certain publicly traded companies. Other securities maintained in the available-for-sale portfolio consist of capital securities and debt issuances of certain financial institutions.

     At March 31, 1999, securities carried at $3.9 billion were pledged for various purposes as required by law and to secure securities sold under agreements to repurchase and other borrowings.

     The net unrealized gain on securities available-for-sale declined $16.2 million to $.5 million at March 31, 1999 when compared to $16.7 million at December 31, 1998.

CAPITAL

    The Company and its bank subsidiaries are subject to the risk based capital guidelines administered by the banking regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including a minimum ratio of Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets of 3% ("Leverage Ratio"). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Company's financial statements. As of March 31, 1999, the most recent notification from the various banking regulators categorized the Company and its bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, a minimum leverage ratio of at least 3% and not be subject to any written order, agreement or directive. There are no conditions or events since such notification that management believes have changed this classification.

     The following table sets forth the Company's regulatory capital at March 31, 1999 and 1998, under the rules applicable at such dates. Management believes that the Company meets all capital adequacy requirements to which it is subject.

                                                                          MARCH 31, 1999            MARCH 31, 1998
                                                      ------------------------------------------------------------------------------
(dollars in thousands )                                  AMOUNT                   Ratio             AMOUNT                    RATIO
                                                      ------------------------------------------------------------------------------
Tier 1 Capital .............................          $  965,022                  14.91%          $  890,235                  15.43%
Regulatory Requirement .....................             258,839                   4.00%             230,844                   4.00%
                                                      ------------------------------------------------------------------------------
Excess .....................................          $  706,183                  10.91%          $  659,391                  11.43%
                                                      ==============================================================================
Total Risk Adjusted Capital ................          $1,038,205                  16.04%          $  962,410                  16.68%
Regulatory Requirement .....................             517,678                   8.00%             461,687                   8.00%
                                                      ------------------------------------------------------------------------------
Excess .....................................          $  520,527                   8.04%          $  500,723                   8.68%
                                                      ==============================================================================
Risk Weighted Assets .......................          $6,470,973                               $   5,771,088
                                                      ==========                               =============

     The Company's leverage ratio at March 31, 1999 and March 31, 1998 was 8.93% and 8.74%, respectively.

YEAR 2000

     The Year 2000 date change (commonly referred to as "Y2K") creates numerous technical issues resulting from computer technology using two digit date fields, rather than four digits, to define the applicable year. The Y2K date change, which is common to most corporations including banks, concerns the inability of information systems, primarily, but not exclusively, computer software programs, to properly recognize and process date sensitive information beyond January 1, 2000.

     The Company's information systems are primarily processed in-house, using programs developed by third-party vendors and to a lesser extent, utilizing third-party service providers. Therefore, the direct effort to correct Y2K issues has been undertaken largely by third-parties and has not been within the Company's direct control. The Company has brought mission critical systems into compliance through the installation of updated or replacement programs developed by these third-parties.

     The Company began addressing the Y2K date change in October 1996 with the establishment of a Y2K Committee ("the Committee"). The Committee is comprised of senior management and personnel representing various areas directly or indirectly affected by the Y2K date change. A formal Year 2000 program was developed by the Committee and approved by the Board of Directors in 1997. The Committee has completed an assessment of its information technology ("IT") and non-IT systems, identified mission critical systems, and created a formal tracking system. Mission critical systems have been defined as all computer hardware and software necessary for the successful continuation of a core business activity.

     In addition to the computer systems identified as mission critical, the Committee also identified other essential services that may be impacted by Y2K date change such as utilities, telecommunications, and credit bureau information. The Committee communicates with the providers of these essential services to monitor their progress in addressing Y2K issues. To date, no information has been provided to suggest such essential services will not be Y2K compliant.

     The Company's plan to address the Y2K date change was developed in accordance with the management process outlined in the Federal Financial Institutions Examination Council ("FFIEC") Year 2000 statement issued on May 5, 1997, which consisted of the following phases: (a) awareness; (b) assessment;
(c) renovation; (d) validation; and (e) implementation. Numerous subsequent FFIEC statements have been issued, which have been incorporated into the Year 2000 program. To date, the Company has completed the awareness and initial assessment phases and has substantially completed the renovation, validation and implementation phases for its mission critical systems. On an ongoing basis, third-party service provider and vendor progress in addressing the Y2K issue is monitored. Remediation and testing of the various systems and computer programs commenced in the second quarter of 1998 and have been completed for mission critical applications. The Company's core application system, which performs deposit, loan, and general ledger accounting processing is provided by a third-party vendor. This software has been renovated, unit tested, acceptance tested, and was installed during the third quarter of 1998. Year 2000 testing for this software has been completed.

     Renovation and acceptance testing (including Year 2000 testing) for vendor provided, non-mission critical applications is ongoing and is expected to be completed by June 30, 1999. Testing with third-party service providers is currently being performed in accordance with the applicable regulatory guidance and is substantially complete.

     The Company believes its Year 2000 program should enable it to be successful in modifying its computer systems to be Year 2000 compliant. Contingency plans, which include timetables and various alternatives based upon the failure of a system(s) to be adequately modified and/or sufficiently tested and validated to ensure Year 2000 compliance, have been developed. These contingency plans are refined on an ongoing basis. There can be no assurance that either the Year 2000 program or contingency plans will avoid partial or total system interruptions.

     The principal components of the expense related to the Y2K date change are the replacement of personal computer equipment and the purchase or upgrade of third-party software. External modification and internal costs are expensed as incurred. Costs of new hardware and software have been capitalized and are being depreciated in accordance with policies. Based on current estimates, management does not expect the costs associated with its Y2K program to be material to its financial condition and results of operations. If the Y2K program is unsuccessful, it may have a material, adverse effect on its future operating results and financial condition.

     Recognizing the importance of customer awareness, the Company has mailed Y2K information to the various segments of its customer base, including all depositors. Additionally, letters have been sent to all material loan customers informing them of the Y2K issue and how it can impact businesses. An assessment of the Y2K readiness of the significant loan customers has also been completed.

ASSET/LIABILITY MANAGEMENT

     The Company's primary earnings source is the net interest margin, which is affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of assets and liabilities, and the credit quality of the loan portfolio. Management's asset/liability objectives are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks and to maintain adequate liquidity.

     The risk assessment program includes a coordinated approach to the management of liquidity, capital and interest rate risk. This risk assessment process is governed by policies and limits established by senior management which are reviewed and approved by the Asset/Liability Committee of the Board of Directors ("ALCO"). ALCO, comprised of members of senior management and the Board, meets periodically to evaluate the impact of changes in market interest rates on interest earning assets and interest bearing liabilities, net interest margin, capital and liquidity, and to evaluate the Company's strategic plans. The balance sheet structure is primarily short-term with most assets and liabilities repricing or maturing in less than five years. Management monitors the sensitivity of net interest income by utilizing a dynamic simulation model complemented by a traditional gap analysis. This model measures net interest income sensitivity and volatility to interest rate changes. It involves a degree of estimation based on certain assumptions that management believes to be reasonable. Factors considered include actual maturities, estimated cash flows, repricing characteristics, deposit growth/retention and, primarily, the relative sensitivity of assets and liabilities to changes in market interest rates. Utilizing this process, management can estimate and project the impact of changes in interest rates on net interest income. This relative sensitivity is important to consider since the Company's core deposit base is not subject to the same degree of interest rate sensitivity as its assets. Core deposit costs are internally controlled and generally exhibit less sensitivity to changes in interest rates than the adjustable rate assets whose yields are based on external indices and change in concert with market interest rates. Management has established certain limits for the potential volatility of net interest income, assuming certain levels of change in market interest rates with the objective of maintaining a stable level of net interest income under various probable rate scenarios. Management may choose to extend the maturity of its funding source and/or reduce the repricing mismatches of its assets or liabilities by using interest rate swaps. Additionally, management may use interest rate collars, interest rate floors, and interest rate cap agreements to assist in insulating it from volatile interest rate changes.

     Based upon the aforementioned factors regarding the simulation model, projected net interest income for the next twelve months was modeled based on both an immediate rise or fall in interest rates as well as gradual movements in interest rates over the twelve month period. Based on the information and assumptions in effect at March 31, 1999, management believes that a 100 basis point gradual increase in interest rates over the next twelve months would decrease net interest income by $1.7 million or .4% while a gradual decrease in interest rates would increase net interest income by $2.2 million or 0.5%.

     Management utilizes the traditional gap analysis to complement its income simulation modeling, primarily focusing on the longer term structure of the balance sheet, since the gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates. The gap analysis is prepared based on the maturity and repricing characteristics of interest earning assets and interest bearing liabilities for selected time periods. The mismatch between repricings or maturities within a time period is commonly referred to as the "gap" for that period. A positive gap (asset sensitive), where interest-rate sensitive assets exceed interest-rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. However, the gap analysis is static in nature, therefore, the maturity and repricing characteristics of interest earning assets and interest bearing liabilities can change considerably with changes in interest rates.

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

     Sources of liquidity include dividends from its subsidiaries, borrowings, the sale of securities from the available-for-sale portfolio, and funds available through the capital markets. Dividends from the Company's primary subsidiary, North Fork Bank, are limited by New York State Banking Department regulations to the current year's earnings plus the prior two years' retained net profits. Pursuant to this regulation, North Fork Bank had $227.3 million of retained earnings available for dividends as of April 1, 1999.

     The Bank subsidiaries have numerous sources of liquidity including loan and security principal repayments and maturities, lines-of-credit with other financial institutions, the ability to borrow under repurchase agreements and Federal Home Loan Bank ("FHLB") advances utilizing its unpledged securities and mortgage related loan portfolios, the sale of securities from their available-for-sale portfolio, the securitization of loans within the portfolio, whole loan sales, and growth in their core deposit base.

    The Banks currently have the ability, as members of the FHLB system, to borrow $2.2 billion on a secured basis, utilizing mortgage related loans and securities as collateral, for a term ranging from one day to ten years at both fixed and variable rates. At March 31, 1999, the company had $2.1 billion in outstanding borrowings with the FHLB.

     The Company and its banking subsidiaries liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Management believes that the Company and its banking subsidiaries have sufficient liquidity to meet their operating requirements.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 13, 1999                                   /s/  Daniel M. Healy
                                                      --------------------
                                                      Daniel M. Healy
                                                      Executive Vice President &
                                                      Chief Financial Officer