Form 10-Q
period 1999-06-30
NORTH FORK BANCORPORATION INC
filed 1999-08-06
CIK 352510

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED:       JUNE 30, 1999


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
                           Yes (X)      No ( )


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASSES OF COMMON STOCK                   NUMBER OF SHARES OUTSTANDING    8/4/99
    $2.50 PAR VALUE                                    136,372,837

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not Applicable.

ITEM 5.  OTHER INFORMATION
         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         The following exhibits are submitted herewith:

            (a)    Exhibit #                   Description
                   (11)        Statement Re: Computation of per share earnings.

                   (27)        Financial Data Schedule.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                  JUNE 30,         DECEMBER 31,          JUNE 30,
(in thousands, except per share amounts)                                            1999               1998                1998
                                                                               ------------        ------------        ------------
ASSETS:
Cash & Due from Banks .....................................................    $    155,247        $    151,576        $    158,883
Money Market Investments ..................................................         177,372              28,929              18,523
Securities:
   Available-for-Sale .....................................................       3,515,280           2,980,223           2,907,898
   Held-to-Maturity .......................................................       1,340,653           1,571,545             859,274
                                                                               ------------        ------------        ------------
      Total Securities ....................................................       4,855,933           4,551,768           3,767,172
                                                                               ------------        ------------        ------------
Loans .....................................................................       6,079,550           5,731,424           5,771,611
  Less: Unearned Income ...................................................          15,939              17,131              19,440
            Allowance for Loan Losses .....................................          69,390              71,759              74,331
                                                                               ------------        ------------        ------------
                  Net Loans ...............................................       5,994,221           5,642,534           5,677,840
                                                                               ------------        ------------        ------------
Intangible Assets .........................................................          82,109              84,676              94,607
Premises & Equipment ......................................................          74,324              72,023              72,921
Accrued Income Receivable .................................................          68,094              66,951              65,697
Other Assets ..............................................................         114,985              81,099              61,403
                                                                               ------------        ------------        ------------
     Total Assets .........................................................    $ 11,522,285        $ 10,679,556        $  9,917,046
                                                                               ============        ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Demand Deposits ...........................................................    $  1,437,155        $  1,263,105        $  1,103,184
Savings, NOW &  Money Market Deposits .....................................       2,864,959           2,950,022           3,010,656
Other Time Deposits .......................................................       1,642,446           1,672,478           1,816,458
Certificates of Deposit,  $100,000 & Over .................................         544,907             542,017             556,114
                                                                               ------------        ------------        ------------
     Total Deposits .......................................................       6,489,467           6,427,622           6,486,412
                                                                               ------------        ------------        ------------
Federal Funds Purchased & Securities Sold Under
   Agreements to Repurchase ...............................................       3,014,796           2,955,096           2,165,096
Federal Home Loan Bank Advances ...........................................         835,000              10,000              60,000
Senior Notes Payable ......................................................            --                25,000              25,000
Accrued Expenses & Other Liabilities ......................................         179,443             231,299             135,894
                                                                               ------------        ------------        ------------
      Total Liabilities ...................................................    $ 10,518,706        $  9,649,017        $  8,872,402
                                                                               ------------        ------------        ------------

Capital Securities ........................................................    $    199,301        $    199,289        $    199,276

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $1.00; authorized 10,000,000 shares, unissued ..            --                  --                  --
Common Stock, par value $2.50; authorized 200,000,000 shares;
    issued 145,092,133 shares at June 30, 1999 ............................         362,730             362,312             361,875
Additional Paid in Capital ................................................          34,468              32,044              30,146
Retained Earnings .........................................................         611,960             541,967             489,306
Accumulated Other Comprehensive Income - Unrealized
    (Losses)/Gains on Securities Available-for-Sale, net of taxes .........         (40,902)              9,337              23,170
Deferred Compensation .....................................................         (22,771)            (24,365)            (18,216)
Treasury Stock at cost;  6,269,885 shares at June 30, 1999 ................        (141,207)            (90,045)            (40,913)
                                                                               ------------        ------------        ------------
      Total Stockholders' Equity ..........................................         804,278             831,250             845,368
                                                                               ------------        ------------        ------------
      Total Liabilities and Stockholders' Equity ..........................    $ 11,522,285        $ 10,679,556        $  9,917,046
                                                                               ============        ============        ============

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             -------------------------       -------------------------
                                                              JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
(in thousands, except per share amounts)                        1999            1998            1999            1998
                                                             ---------       ---------       ---------       ---------
INTEREST INCOME:
Loans ...................................................    $ 123,330       $ 124,267       $ 243,277       $ 247,762
Mortgage-Backed Securities ..............................       67,317          46,215         129,977         100,706
Other Securities ........................................        7,385           4,037          14,759           9,863
U.S. Treasury & Government Agency Securities ............        2,468           5,985           5,367          10,559
State & Municipal Obligations ...........................          791           1,070           1,599           2,369
Money Market Investments ................................        1,076             794           1,245           1,615
                                                             ---------       ---------       ---------       ---------
   Total Interest Income ................................      202,367         182,368         396,224         372,874
                                                             ---------       ---------       ---------       ---------

INTEREST EXPENSE:
Savings, NOW & Money Market Deposits ....................       12,968          16,830          26,051          33,442
Other Time Deposits .....................................       19,197          23,611          38,990          47,874
Certificates of Deposit, $100,000 & Over ................        7,893           7,482          15,486          14,089
Federal Funds Purchased & Securities Sold Under
   Agreements to Repurchase .............................       43,640          27,184          85,819          59,070
Other Borrowings ........................................        5,271           2,747           6,389           9,678
                                                             ---------       ---------       ---------       ---------
   Total Interest Expense ...............................       88,969          77,854         172,735         164,153
                                                             ---------       ---------       ---------       ---------
   Net Interest Income ..................................      113,398         104,514         223,489         208,721
Provision for Loan Losses ...............................        1,250           1,000           2,500          13,500
                                                             ---------       ---------       ---------       ---------
   Net Interest Income after Provision for Loan Losses ..      112,148         103,514         220,989         195,221
                                                             ---------       ---------       ---------       ---------

NON-INTEREST INCOME:
Fees & Service Charges on Deposit Accounts ..............        6,859           6,466          13,426          12,893
Investment Management, Commissions & Trust Fees .........        4,203           3,014           8,571           5,487
Mortgage Banking Operations .............................          957           1,041           1,899           2,064
Other Operating Income ..................................        2,647           2,624           5,080           6,469
Net Securities Gains/(Losses) ...........................        7,017           1,718           9,720            (799)
                                                             ---------       ---------       ---------       ---------
     Total Non-Interest Income ..........................       21,683          14,863          38,696          26,114
                                                             ---------       ---------       ---------       ---------

NON-INTEREST EXPENSE:
Compensation & Employee Benefits ........................       21,402          18,862          42,633          41,803
Occupancy & Equipment, net ..............................        7,089           6,349          14,055          13,848
Capital Securities Costs ................................        4,211           4,211           8,422           8,422
Amortization & Write-down of Intangible Assets ..........        2,084           2,046           4,159          10,215
Other Operating Expense .................................        9,269           8,728          18,220          20,288
Merger Related Restructure Charge .......................         --              --              --            52,452
                                                             ---------       ---------       ---------       ---------
    Total Non-Interest Expense ..........................       44,055          40,196          87,489         147,028
                                                             ---------       ---------       ---------       ---------
Income Before Income Taxes ..............................       89,776          78,181         172,196          74,307
Provision for Income Taxes ..............................       31,416          27,285          60,268          16,035
                                                             ---------       ---------       ---------       ---------
     Net Income .........................................    $  58,360          50,896       $ 111,928          58,272
                                                             =========       =========       =========       =========

PER SHARE:
Earnings Per Share - Basic ..............................    $    0.42       $    0.36       $    0.81       $    0.42
Earnings Per Share - Diluted ............................    $    0.42       $    0.36       $    0.80       $    0.41
Cash Dividends ..........................................    $    0.15       $   0.125       $    0.30       $    0.25

Weighted Average Shares Outstanding - Basic .............      138,304         141,316         138,794         139,905
Weighted Average Shares Outstanding - Diluted ...........      139,183         142,462         139,690         141,149

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        --------------------------        --------------------------
                                                         JUNE 30,         JUNE 30,         JUNE 30,         JUNE 30,
                                                           1999             1998             1999             1998
                                                        ---------        ---------        ---------        ---------
Net Income .........................................    $  58,360        $  50,896        $ 111,928        $  58,272
                                                        ---------        ---------        ---------        ---------
Other Comprehensive Income, net
    of Income Taxes:
Unrealized (Losses)/Gains on
           Securities Available for Sale ...........      (34,021)          (1,395)         (40,519)           5,247
Less: Reclassification of Realized (Gains)/Losses
           Included in Net Income ..................       (7,017)          (1,718)          (9,720)             799
                                                        ---------        ---------        ---------        ---------
Other Comprehensive Income .........................      (41,038)          (3,113)         (50,239)           6,046
                                                        ---------        ---------        ---------        ---------
Comprehensive Income ...............................    $  17,322        $  47,783        $  61,689        $  64,318
                                                        =========        =========        =========        =========

CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
(in thousands)

FOR THE SIX MONTHS ENDED JUNE 30,                                                       1999              1998
                                                                                    -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ..................................................................       $   111,928        $    58,272
ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
Provision for Loan Losses ...................................................             2,500             13,500
Depreciation and Amortization ...............................................             5,756              5,426
Amortization and Write-down of Intangible Assets ............................             4,159             10,215
Amortization of Securities Premiums .........................................             6,330              6,222
Accretion of Discounts and Net Deferred Loan Fees ...........................            (4,442)            (6,269)
Net Securities (Gains)/Losses ...............................................            (9,720)               799
Other, Net ..................................................................           (34,174)            36,965
                                                                                    -----------        -----------
    Net Cash Provided by Operating Activities ...............................            82,337            125,130
                                                                                    -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Securities Held-to-Maturity ....................................           (15,462)          (249,165)
Maturities, Redemptions, Calls and Principal Repayments on
    Securities Held-to-Maturity .............................................           244,942            206,305
Purchases of Securities Available-for-Sale ..................................        (1,404,712)        (1,316,018)
Proceeds from Sales of Securities Available-for-Sale ........................            69,621            861,774
Maturities, Redemptions, Calls and Principal Repayments on
    Securities Available-for-Sale ...........................................           717,972            620,780
Loans Originated, Net of Principal Repayments and Charge-offs ...............          (422,762)          (108,207)
Proceeds from the Sale of Loans .............................................            71,442            107,485
Transfers to Other Real Estate, Net of Sales ................................             2,686              1,753
Purchases of Premises and Equipment, Net ....................................            (6,664)                15
                                                                                    -----------        -----------
    Net Cash (Used in)/Provided by Investing Activities .....................          (742,937)           124,722
                                                                                    -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Customer Deposits Liabilities ...............................            61,845            103,142
Net Increase/(Decrease) in Borrowings .......................................           894,700           (360,146)
Net Decrease in Long-Term Debt ..............................................           (35,000)              --
Purchase of Treasury Stock ..................................................           (50,929)              --
Common Stock Sold for Cash ..................................................             2,078             25,099
Cash Dividends Paid .........................................................           (59,980)           (31,212)
                                                                                    -----------        -----------
    Net Cash Provided by/(Used in) Financing Activities .....................           812,714           (263,117)
                                                                                    -----------        -----------
    Net Increase/(Decrease) in Cash and Cash Equivalents ....................           152,114            (13,265)

NYB Activity for the Three Months Ended December 31, 1997 ...................              --                 (384)
Cash and Cash Equivalents at Beginning of the Period ........................           180,505            191,055
                                                                                    -----------        -----------
Cash and Cash Equivalents at End of the Period ..............................       $   332,619        $   177,406
                                                                                    ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:
    Interest Expense ........................................................           171,291            170,389
                                                                                    ===========        ===========

    Income Taxes ............................................................            69,491             19,507
                                                                                    ===========        ===========

Securities Transferred from Held-to-Maturity to Available-for-Sale due to the
    Merger with NYB .........................................................              --              913,598
                                                                                    ===========        ===========

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except per share amounts)


                                                                                  Unrealized
                                                         Additional               Securities
                                               Common     Paid in     Retained     Gains/       Deferred     Treasury
                                               Stock      Capital     Earnings    (Losses)     Compensation    Stock       Total
                                              ---------  ----------   ---------   ----------   ------------  ----------  ---------
BALANCE, DECEMBER 31, 1997 .................  $ 256,790   $ 127,853   $ 469,616    $  17,124     $ (19,361)  $ (81,133)  $ 770,889
Net Income .................................       --          --        58,272         --            --          --        58,272
Cash Dividends ($.25 per share) ............       --          --       (35,751)        --            --          --       (35,751)
Cash Dividends-NYB Pre-Merger ..............       --          --        (3,219)        --            --          --        (3,219)
Issuance of Stock for the 3-for-2 Stock
    Split ..................................    120,288    (120,288)       --           --            --          --          --
Issuance of Stock-Amivest Acquisition ......        905       7,825        --           --            --          --         8,730
Issuance of Stock (1,141,946 shares) .......        146      14,656        --           --            --        12,214      27,016
NYB Common Stock Retirement
    (12,740,406 shares) ....................    (21,234)    (35,398)       --           --            --        56,632        --
Restricted Stock Activity, net .............       --          --          --           --           1,145         (99)      1,046
Stock Based Compensation Activity, net .....      4,980      35,498     (11,524)        --            --       (28,527)        427
NYB Net Income for the Three Months
    Ended December 31, 1997 ................       --          --        11,992         --            --          --        11,992
Amortization of Unrealized Loss on
    Securities Transferred from Available-
    for-Sale to Held-to-Maturity ...........       --          --           (80)        (251)         --          --          (331)
Adjustment to Unrealized Gains on Securities
    Available-for-Sale, net of taxes .......       --          --          --          6,297          --          --         6,297
                                              ---------   ---------   ---------    ---------     ---------   ---------   ---------
BALANCE, JUNE 30, 1998 .....................  $ 361,875   $  30,146   $ 489,306    $  23,170     $ (18,216)  $ (40,913)  $ 845,368
                                              =========   =========   =========    =========     =========   =========   =========


BALANCE, DECEMBER 31, 1998 .................  $ 362,312   $  32,044   $ 541,967    $   9,337     $ (24,365)  $ (90,045)  $ 831,250
Net Income .................................       --          --       111,928         --            --          --       111,928
Cash Dividends ($.30  per share) ...........       --          --       (41,763)        --            --          --       (41,763)
Issuance of Stock (101,969 shares) .........        255       2,019        --           --            --          --         2,274
Purchases of Treasury Stock (2,406,100
    shares).................................       --          --          --           --            --       (50,929)    (50,929)
Restricted Stock Activity, net .............       --            20        --           --           1,594        (279)      1,335
Stock Based Compensation Activity, net .....        163         385        --           --            --            46         594
Amortization of Unrealized Loss on
    Securities Transferred from Available-
    for-Sale to Held-to-Maturity ...........       --          --          (172)         172          --          --          --
Adjustment to Unrealized Gains on Securities
      Available-for-Sale, net of taxes .....       --          --          --        (50,411)         --          --       (50,411)
                                              ---------   ---------   ---------    ---------     ---------   ---------   ---------
BALANCE, JUNE 30, 1999 .....................  $ 362,730   $  34,468   $ 611,960    $ (40,902)    $ (22,771)  $(141,207)  $ 804,278
                                              =========   =========   =========    =========     =========   =========   =========

                         NORTH FORK BANCORPORATION, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 1999 AND 1998

BASIS OF PRESENTATION

     North Fork Bancorporation, Inc. (the "Company") through its principal bank subsidiary, North Fork Bank ("North Fork") and its investment management and broker/dealer subsidiaries, Compass Investment Services Corp. ("Compass") and Amivest Corporation ("Amivest"), provides a variety of commercial banking and related services to middle market and small business organizations, local governmental units, and retail customers in the New York metropolitan area. Its other bank subsidiary, Superior Savings of New England ("Superior"), operates from one location in the Connecticut county of New Haven, where it also conducts a telebanking operation focused on generating customer deposits and plans to deliver a complete electronic or internet banking platform in the future.

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

     Results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results of operations which may be expected for the full year 1999 or any other interim periods.

     These statements should be read in conjunction with the Company's summary of significant accounting policies, which are incorporated herein by reference, in its 1998 Annual Report on Form 10-K.

RECENT ACCOUNTING DEVELOPMENTS

Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

     In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" delaying SFAS 133's effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management is currently evaluating the effect SFAS 133 will have on its financial statements. At June 30, 1999, the Company was a party to three interest rate swap contracts with an aggregate notional value of $475 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Statements Regarding Forward-Looking Information

     This report may contain certain statements, which involve risk and uncertainties, that constitute "forward-looking statements" under the Private Litigation Reform Act of 1995. These statements are based on the beliefs, assumptions, and expectations of the management of the Company. Words such as "expects", "believes", "should", "plans", "will", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future financial condition, performance or operations and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. Therefore, actual outcomes or results may differ materially from what is indicated or forecasted in such forward-looking statements. Factors that may cause or contribute to such differences include, among others, the following possibilities: (1) changes in economic or market conditions; (2) significantly increased competition in the banking and financial services industry; (3) changes in the interest rate environment, with reductions in bank margins; (4) significant changes in accounting, tax, or regulatory practices or requirements; and (5) business risks related to Year 2000 computer systems transition.

OVERVIEW

     The following table sets forth selected financial highlights for the three and six month periods ended June 30, 1999 and 1998. The results for the six months ended 1998 have been adjusted to exclude the effect of the merger related restructure charge, incurred in the New York Bancorp ("NYB") merger, and other special items described below. The succeeding discussion and analysis describes the changes in components of operating results giving rise to net income.

                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                     -----------------------------     -----------------------------
                                                       JUNE 30,         JUNE 30,         JUNE 30,         JUNE 30,
(in thousands, except ratios & per share amounts)        1999             1998             1999           1998 (1)
                                                     ------------     ------------     ------------     ------------
EARNINGS:
    Net Income ...........................           $     58,360     $     50,896     $    111,928     $     96,873
                                                     ------------     ------------     ------------     ------------

PER SHARE:
    Earnings Per Share - Basic ...........           $       0.42     $       0.36     $       0.81     $       0.69
    Earnings Per Share - Diluted .........           $       0.42     $       0.36     $       0.80     $       0.69
    Cash Dividends .......................           $      0.150     $      0.125     $      0.300     $      0.250
    Book Value ...........................           $       5.79     $       5.90     $       5.79     $       5.90
    Average Equivalent Shares - Basic ....                138,304          141,316          138,794          139,905
    Average Equivalent Shares - Diluted ..                139,183          142,462          139,690          141,149
                                                     ------------     ------------     ------------     ------------

SELECTED RATIOS:
    Return on Average Total Assets .......                   2.05%            2.10%            2.02%            1.96%
    Return on Average Stockholders' Equity                  27.08%           25.65%           26.40%           24.98%
    Core Efficiency Ratio ................                  34.30%           33.46%           34.40%           36.02%
    Net Interest Margin ..................                   4.23%            4.65%            4.30%            4.53%
                                                     ============     ============     ============     ============

(1) Financial highlights for the six months ended June 30, 1998 exclude the impact of the merger related restructure charge and other special items recognized in the first quarter of 1998. (These items are more fully described below.)

     Net income for the quarter ended June 30, 1999, increased 14.7% to $58.4 million, compared to net income of $50.9 million for the same period in 1998. Diluted earnings per share increased 16.7% to $.42 for the 1999 second quarter, compared to $.36 for the 1998 second quarter. Return on average total assets and return on average stockholders' equity were 2.05% and 27.08%, respectively for the second quarter ended June 30, 1999, as compared to 2.10% and 25.65%, respectively for the comparable prior year period.

     For the six months ended June 30, 1999, net income was $111.9 million, or diluted earnings per share of $.80, compared to net income of $58.3 million, or diluted earnings per share of $.41, for the six months ended June 30, 1998. Net income and diluted earnings per share during 1998 were impacted by the recognition of a merger related restructure charge and special items. The aggregate of these items was $74.3 million, or $38.6 million after taxes. They included a $52.5 million merger related restructure charge, an additional $11.5 million provision for loan losses, a $6 million write-down of an intangible asset, securities losses of $2.5 million, and $1.8 million in other operating expenses (net of $20.7 million in tax benefits). Tax items included a charge of $5 million related to the recapture of NYB's banking subsidiary, Home Federal Savings Bank, bad debt reserve for state and local tax purposes, and a benefit of $20 million, which resulted from a non-taxable distribution from a corporate reorganization.

     On June 22, 1999, the Board of Directors declared a regular quarterly cash dividend of $.15 per common share. The dividend is payable August 13, 1999 to shareholders of record at the close of business on July 23, 1999.

     In October 1998, the Board of Directors approved the repurchase of up to
14.3 million of the Company's common shares, or approximately 10% of its shares outstanding. As of June 30, 1999, approximately 5.0 million shares, or 3.5%, had been repurchased.

NET INTEREST INCOME

     Net interest income, which represents the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities, is the Company's primary source of revenue and earnings. Net interest income is affected by the level and composition of assets, liabilities and equity, as well as changes in market interest rates.

     Net interest income for the quarter ended June 30, 1999 increased $8.9 million, or 8.5% over the second quarter of 1998 to $113.4 million. The increase in net interest income was primarily due to an increase in the level of average interest earning assets, partially offset by a 42 basis point decline in the net interest margin to 4.23% from 4.65%.

     The decline in the net interest margin was due in large measure to management's decision to improve net interest income by adding interest earning assets and interest bearing liabilities at narrower spreads than historically obtained on loans funded by customer deposits. Similarly, the Company's net interest margin declined on a linked quarter basis by 13 basis points when compared to 4.36% in the first quarter of 1999. This decline was expected as competition for quality loans continued and the Company utilized its capital base by funding earning asset growth with borrowings at rates generally higher than its deposit costs.

     During the second quarter of 1999, interest income increased $20 million over the second quarter of 1998 to $202.4 million. The improvement in interest income was primarily due to an increase in average interest earning assets of $1.7 billion, or 18.5%, partially offset by a 54 basis point decline in the average yield on earning assets from 8.04% to 7.50%. The largest portion of the increase in average interest earning assets was investment securities, which increased $1.4 billion, or 42.7%, which resulted from management's decision to increase net interest income as previously described. These securities, principally collateralized mortgage-backed securities, have been classified as available-for-sale. However, this positive impact on interest income was partially offset by a 49 basis point decline in the average yield on securities to 6.54% for the second quarter of 1999, when compared to 7.03% in the comparable prior year period. This decline was due to the aforementioned growth in the securities portfolio, prepayment activity, and the reinvestment of related cash flows into lower yielding securities reflecting market interest rates at the time. Management believes that the declining trend in the net interest margin may stabilize in subsequent quarters due to the general rise in long-term interest rates.

     Average loans increased $223.6 million, or 3.9%, to $6.0 billion in the second quarter of 1999, when compared to comparable 1998 period levels. Loans represented 54.8% of average interest earning assets and 91.3% of average total deposits. However, the net interest margin and interest income were negatively impacted by the 39 basis point decline in yield on average loans to 8.28% for the second quarter of 1999, when compared to 8.67% for 1998, as intense competition for quality loans, combined with prepayment and refinancing activity due to current market interest rates continued.

     Interest expense for the quarter ended June 30, 1999 increased $11.1 million, or 14.3%, over the second quarter of 1998 to $89 million, due to a $1.3 billion, or 17.9%, increase in average interest bearing liabilities to $8.8 billion. The impact of the increase in the level of average interest bearing liabilities was partially offset by a 13 basis point decline in the Company's average cost of funds to 4.04% for the second quarter of 1999, as compared to 4.17% for the comparable prior year period.

     The increase in average interest bearing liabilities resulted from management's decision to fund its growth in interest earning assets with repurchase agreements and Federal Home Loan Bank ("FHLB") advances. As a result of this decision, average total borrowings increased $1.6 billion, or 78.7%, to $3.6 billion during the second quarter of 1999, when compared to $2.0 billion during the comparable prior year period. The average cost of funds on total borrowings during these periods declined 50 basis points to 5.42% from 5.92%.

     Average time and savings deposits, which continue to represent a stable funding source, were $5.2 billion, reflecting an average cost of funds of 3.09% during the second quarter of 1999, compared to $5.5 billion, with an average cost of funds of 3.52% for the comparable 1998 period. Both the level and cost of interest bearing deposits were impacted by the decision to lower rates and overlay North Fork's pricing and integration strategy on liabilities assumed in the NYB merger.

     Average demand deposits increased $293.4 million, or 27.5%, to $1.4 billion during the 1999 second quarter, as compared to $1.1 billion in the 1998 second quarter. The growth in demand deposits has been achieved through the successful conversion of acquired savings bank locations into full-service commercial banking locations, and an emphasis on developing long-term deposit relationships with its borrowers. At June 30, 1999, demand deposits represented 22.2% of total deposits, as compared to 17.0% at June 30, 1998.

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

FOR THE PERIODS ENDED JUNE 30,

                                                         THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                            1999 VS. 1998                           1999 VS. 1998
                                                ------------------------------------     -------------------------------------
                                                CHANGE IN                     NET        CHANGE IN                      NET
                                                 AVERAGE       AVERAGE      INTEREST      AVERAGE       AVERAGE       INTEREST
(in thousands)                                   VOLUME         RATE         INCOME        VOLUME         RATE         INCOME
                                                ---------     --------      --------     ---------      --------      --------
INTEREST INCOME FROM EARNING ASSETS:
Securities ................................       23,228        (3,692)       19,536        33,770        (7,596)       26,174
Loans, net of unearned income (1) .........        4,729        (5,732)       (1,003)        5,253        (9,829)       (4,576)
Money Market Investments ..................          668           277           945           (73)          365           292
                                                --------      --------      --------      --------      --------      --------
   Total Interest Income ..................       28,625        (9,147)       19,478        38,950       (17,060)       21,890
                                                --------      --------      --------      --------      --------      --------

INTEREST EXPENSE ON LIABILITIES:
Savings, N.O.W. & Money Market Deposits ...         (619)       (3,243)     $ (3,862)         (756)       (6,635)     $ (7,391)
Time Deposits .............................       (1,661)       (2,342)       (4,003)       (3,518)       (3,969)       (7,487)
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase ..........       18,555        (2,099)       16,456        30,641        (3,892)       26,749
Other Borrowings ..........................        2,354           170         2,524        (2,868)         (421)       (3,289)
                                                --------      --------      --------      --------      --------      --------
   Total Interest Expense .................       18,629        (7,514)       11,115        23,499       (14,917)        8,582
                                                --------      --------      --------      --------      --------      --------
Net Change in Net Interest Income .........     $  9,996      $ (1,633)     $  8,363      $ 15,451      $ (2,143)     $ 13,308
                                                ========      ========      ========      ========      ========      ========

(1) Non-accrual loans are included in average loans, net of unearned income.

     The following tables present an analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the three and six month periods ended June 30, 1999 and 1998, respectively.

FOR THE THREE MONTHS ENDED JUNE 30,                                1999                            1998
                                                    --------------------------------   ------------------------------
                                                      AVERAGE                AVERAGE    AVERAGE               AVERAGE
 (dollars in thousands)                               BALANCE     INTEREST     RATE     BALANCE    INTEREST    RATE
                                                    -----------   --------   -------   ---------   --------   -------
INTEREST EARNING ASSETS:
Securities                                            4,839,340     78,942    6.54%    3,391,330     59,406     7.03%
Loans, net of unearned income (1)                     5,989,582    123,575    8.28%    5,766,021    124,578     8.67%
Money Market Investments                                 97,403      1,739    7.16%       60,035        794     5.30%
                                                    -----------   --------            ----------   --------
  Total Interest Earning Assets                      10,926,325    204,256    7.50%    9,217,386    184,778     8.04%
                                                    -----------   --------            ----------   --------

NON INTEREST EARNING ASSETS:
Cash and Due from Banks                                 166,249                          164,800
Other Assets (2)                                        308,161                          330,357
                                                    -----------                       ----------
  Total Assets                                      $11,400,735                       $9,712,543
                                                    ===========                       ==========

INTEREST BEARING LIABILITIES:
Savings, N.O.W. & Money Market Deposits             $ 2,926,640   $ 12,968    1.78%   $3,042,297   $ 16,830     2.22%
Time Deposits                                         2,277,183     27,090    4.77%    2,416,746     31,093     5.16%
                                                    -----------   --------            ----------   --------
  Total Savings and Time Deposits                     5,203,823     40,058    3.09%    5,459,043     47,923     3.52%
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase                      3,206,472     43,640    5.46%    1,850,899     27,184     5.89%
Other Borrowings                                        415,275      5,271    5.09%      175,549      2,747     6.28%
                                                    -----------   --------            ----------   --------
  Total Borrowings                                    3,621,747     48,911    5.42%    2,026,448     29,931     5.92%
                                                    -----------   --------            ----------   --------
    Total Interest Bearing Liabilities                8,825,570     88,969    4.04%    7,485,491     77,854     4.17%
                                                    -----------   --------            ----------   --------
Rate Spread                                                                   3.45%                             3.87%

NON-INTEREST BEARING LIABILITIES
Demand Deposits                                       1,360,246                        1,066,830
Other Liabilities                                       158,866                          139,019
                                                    -----------                       ----------
 Total Liabilities                                   10,344,682                        8,691,340
Capital Securities                                      199,299                          199,274
 Stockholders' Equity                                   856,754                          821,929
                                                    -----------                       ----------
  Total Liabilities and Stockholders' Equity        $11,400,735                       $9,712,543
                                                    ===========                       ==========
Net Interest Income & Net Interest Margin                          115,287    4.23%                 106,924     4.65%
Less: Tax Equivalent Adjustment                                     (1,889)                          (2,410)
                                                                  --------                         --------
     Net Interest Income                                          $113,398                         $104,514
                                                                  ========                         ========

(1) Non-accrual loans are included in average loans, net of unearned income.

(2) Unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(3) Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if the Company's investment in tax exempt money market investments, state and municipal obligations, non-taxable loans, and equity securities had been made in securities and loans subject to Federal, State and local income tax yielding the same after tax income. The tax equivalent amount for $1.00 of non-taxable money market investments, investment income, non-taxable loan income, interest income from U.S. obligations (included in taxable securities) was $1.75, $1.58, $1.56, and $1.03 for the three and six months ended June 30, 1999; $n/a, $1.58, $1.56, and $1.03 for the three and six months ended June 30, 1998, respectively.

NON-INTEREST INCOME

     During the second quarter of 1999, non-interest income, exclusive of net securities gains, increased $1.6 million, or 11.6%, to $14.7 million, when compared to $13.1 million in the comparable prior year period This growth was achieved through a $.4 million or 6.1% increase in fees and service charges on deposit accounts to $6.9 million, a $1.2 million, or 39.5% increase in investment management and trust fees to $4.2 million, partially offset by a $.1 million, or 8.1%, decline in mortgage banking operations to $1.0 million. Contributing to the growth in investment management, commissions and trust fees are the operating results of Amivest, which was acquired in a purchase transaction, in June 1998.

     Net securities gains recognized during the most recent quarter were $7.0 million, as compared to $1.7 million in the comparable prior year period. These gains resulted primarily from the sale of substantially all of the Company's equity position in a local thrift holding company. The Company has been successful in making investments of this type that have materialized as a source of recurring gains.

NON-INTEREST EXPENSE

     Non-interest expense increased $3.9 million in the second quarter of 1999 to $44.1 million, when compared to the comparable prior year period. Compensation and employee benefits increased $2.5 million during this period, due primarily to the Company's expanded use of incentive compensation to achieve its objective of growing demand deposits and generating non-interest income, annual merit increases, and increased costs associated with employee benefits. Occupancy and equipment expense increased $.7 million, due primarily to costs associated with addressing the Y2K issue. (See the Year 2000 section for further discussion.)

     In the six month period ended June 30, 1998, the Company recorded a $6 million intangible asset write-down, having an original balance of approximately $34 million, associated with a purchase transaction of a predecessor business. The Company, in accordance with its stated accounting policy regarding intangible assets, reviewed this asset for possible impairment due to its acquisition of NYB and the consolidation of certain overlapping branch locations. After evaluating the remaining assets and liabilities associated with the intangible asset, principally branch facilities and customer deposits, it was determined that, due to the closure of certain branch locations and the pro rata decline in customer deposits, a charge was necessary for that portion of the intangible asset deemed to have no future economic benefit.

     The Company's core efficiency ratio, which represents the ratio of non-interest expense, net of other real estate costs and other non-recurring charges, to net interest income on a tax equivalent basis and non-interest income, net of securities gains and losses, was 34.3% in the 1999 second quarter, as compared with 33.5% for the comparable prior year period. The core efficiency ratio demonstrates management's ability to maintain a disciplined approach to monitoring its operating structure and controlling related costs.

INCOME TAXES

     The effective tax rate for the three and six months ended June 30, 1999 remained unchanged at 35%, when compared to the effective tax rate exclusive of the merger related restructure charge and special items recognized during 1998. Management anticipates that the effective tax rate for the remainder of 1999 will remain at approximately 35%.

LOAN PORTFOLIO

     The following table represents the components of the loan portfolio for the periods indicated:

                                  JUNE 30,      % OF     DECEMBER 31,    % OF       JUNE 30,      % OF
(dollars in thousands)              1999        TOTAL        1998        TOTAL        1998        TOTAL
                                 ----------     -----    ------------    -----     ----------     -----
Mortgage Loans-Residential .     $1,974,531       32%     $1,901,759       33%     $2,014,352       35%
Mortgage Loans-Multi-Family       1,686,881       28%      1,651,590       29%      1,646,733       29%
Mortgage Loans-Commercial ..      1,216,097       20%      1,104,228       19%      1,158,172       20%
Consumer Loans and Leases ..        589,233       10%        481,691        9%        417,477        7%
Commercial & Industrial ....        553,760        9%        520,130        9%        471,026        8%
Construction  and Land Loans         59,048        1%         72,026        1%         63,851        1%
                                 ----------      ---      ----------      ---      ----------      ---
                                 $6,079,550      100%     $5,731,424      100%     $5,771,611      100%
                                 ==========      ===      ==========      ===      ==========      ===

     The loan portfolio is concentrated primarily in loans secured by real estate in the New York metropolitan area. The risk inherent in the portfolio is dependent not only upon regional and general economic stability, which affects property values, but also the financial well-being and creditworthiness of the borrowers.

     At June 30, 1999, loans outstanding totaled $6.1 billion, as compared to $5.7 billion at December 31, 1998 and $5.8 billion at June 30, 1998. While experiencing solid growth in loan origination activity, the absolute growth in the portfolio balances have been tempered by prepayments. The accelerated level of prepayment activity is due in large measure to the interest rate environment and aggressive pricing levels offered by competitors, principally thrift companies and Wall Street conduits. Management anticipates that loan growth should continue in the near-term.

     The growth in the loan portfolio during recent years has resulted from both originations and acquisitions. To minimize the credit risk related to the portfolio's real estate concentration, management utilizes prudent underwriting standards as well as diversifying the type and locations of loan placements. The multi-family lending business includes loans on various types and geographically diverse apartment complexes. Multi-family mortgages are dependent largely on sufficient income to cover operating expenses and may be affected by government regulation, such as rent control regulations, which could impact the future cash flows of the property. Most multi-family mortgages do not fully amortize. Therefore, the principal outstanding is not significantly reduced prior to contractual maturity. The residential mortgage portfolio is comprised primarily of first mortgage loans on owner occupied 1-4 family residences located in the New York metropolitan area. The commercial mortgage portfolio contains loans secured by professional office buildings, retail stores, shopping centers and industrial developments. Commercial loans consist primarily of loans to small and medium size businesses. Consumer loans represent credit to individuals for household, family, and other personal expenditures and consist primarily of loans to finance new and used automobiles. Land loans are used to finance the acquisition of vacant land for future residential and commercial development. Construction loans finance the construction of industrial developments and single-family subdivisions.

     The Company's real estate underwriting standards include various limits on the loan-to-value ratios based on the type of property, and management considers, among other things, the creditworthiness of the borrower, the location of the real estate, the condition and value of the security property, the quality of the organization managing the property, and the viability of the project including occupancy rates, tenants and lease terms. Additionally, the underwriting standards require appraisals and periodic inspections of the properties as well as ongoing monitoring of operating results.

ASSET QUALITY

     The components of non-performing assets and restructured, accruing loans are detailed in the table below:

                                                  JUNE 30,    DECEMBER 31,    JUNE 30,
(in thousands)                                      1999          1998          1998
                                                  --------    ------------    --------
Loans Ninety Days Past Due and Still Accruing     $ 4,526       $ 7,684       $ 6,965
Non-Accrual Loans ...........................       9,350         7,592        11,653
                                                  -------       -------       -------
Non-Performing Loans ........................      13,876        15,276        18,618
Other Real Estate ...........................         646         3,217         3,717
                                                  -------       -------       -------
Non-Performing Assets .......................     $14,522       $18,493       $22,335
                                                  =======       =======       =======

Restructured, Accruing Loans ................        --         $   584       $ 4,319
                                                  =======       =======       =======

     At June 30, 1999, non-performing assets, which include loans 90 days past due and still accruing interest, non-accrual loans, and other real estate, declined to $14.5 million, when compared to $18.5 million at December 31, 1998. Non-performing assets at June 30, 1998 declined $7.8 million, or 35%, when compared to $22.3 million at June 30, 1998. This decline was achieved principally through the sale of non-performing assets for cash, principal repayments on loans, the workout of non-performing loans to performing status, and charge-offs. Non-performing loans at June 30, 1999 consisted of $4.4 million in residential mortgages, $3.9 million in consumer loans and leases, $2.4 million in commercial mortgages, $2.3 million in commercial loans, and $.8 million in multi-family mortgages.

     The following table represents a summary of the changes in the allowance for loan losses:

FOR THE SIX MONTHS ENDED JUNE 30,
(dollars in thousands)                                              1999           1998
                                                                  --------       --------

Balance at Beginning of Year ................................     $ 71,759       $ 74,393
Provision for Loan Losses ...................................        2,500         13,500
Recoveries Credited to the Allowance ........................        2,146          1,961
                                                                  --------       --------
                                                                    76,405         89,854
Charge-Offs .................................................       (7,015)       (15,468)
NYB Net Activity for the Three Months Ended December 31, 1997         --              (55)
                                                                  --------       --------
Balance at End of Period ....................................     $ 69,390       $ 74,331
                                                                  ========       ========

Net Charge-Offs to Average Loans ............................         0.33%          0.95%
Non-Performing Assets to Total Assets .......................         0.13%          0.23%
Allowance for Loan Losses to Period End Loans, net ..........         1.14%          1.29%
Allowance for Loan Losses to Non-performing Loans ...........          500%           400%

     The provision for loan losses for the six months ended June 30, 1999 declined to $2.5 million, when compared to $13.5 million for the comparable prior year period. Reflected in the 1998 period was a special provision of $11.5 million. This additional provision was due to the sale of $32 million in non-performing and marginally performing loans, at amounts below the loans carrying values, acquired in the NYB merger. Due to the aforementioned sale, the Company recognized a corresponding charge to the allowance for loan losses. This decision was predicated on the fact that management could sell these loans into a liquid market, reinvest the cash into other interest earning assets, and mitigate potential carrying costs associated with their future workout and resolution. Historically, NYB did not actively sell non-performing and marginally performing loans as part of its workout and recovery process. Subsequent to these sales, the Company restored its post-merger reserve coverage ratios to approximate pre-merger levels.

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

        -   Actual losses

        -   Peer comparisons with other financial institutions

        - Economic data associated with the real estate market in the Company's market area

        - Opportunities to dispose of marginally performing loans for cash consideration

     Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the allowance for loan losses to be adequate at June 30, 1999.

SECURITIES PORTFOLIO

     The composition of and the amortized cost and estimated fair values of available-for-sale and held-to-maturity securities portfolios were as follows:

                                                   JUNE 30, 1999           DECEMBER 31, 1998               JUNE 30, 1998
                                              -----------------------------------------------------------------------------------
AVAILABLE-FOR-SALE                             AMORTIZED       FAIR        AMORTIZED        FAIR        AMORTIZED       FAIR
(in thousands)                                   COST          VALUE         COST          VALUE          COST          VALUE
                                              -----------------------------------------------------------------------------------
U.S. Treasury Securities ..................       $19,948       $20,047       $30,952        $31,345       $30,958       $31,105
U.S. Government Agencies' Obligations .....       118,109       118,356       162,464        167,411       197,812       200,991
Mortgage-Backed Securities ................       831,069       816,474       728,849        731,815       835,036       842,490
CMO's Agency Issuances ....................       462,655       445,928       190,249        191,961       247,811       249,329
CMO's Private Issuances ...................     1,752,151     1,715,758     1,440,806      1,445,481     1,185,572     1,188,547
Equity Securities .........................       209,471       210,177       207,407        204,584       217,637       237,956
Other Securities ..........................       193,635       188,540       202,815        207,626       151,979       157,480
                                              -----------------------------------------------------------------------------------
                                               $3,587,038    $3,515,280    $2,963,542     $2,980,223    $2,866,805    $2,907,898
                                              -----------------------------------------------------------------------------------


                                               ------------------------------------------------------------------------------
HELD-TO-MATURITY                                 AMORTIZED       FAIR       AMORTIZED       FAIR       AMORTIZED      FAIR
(in thousands)                                      COST         VALUE        COST         VALUE         COST         VALUE
                                               ------------------------------------------------------------------------------
State & Municipal Obligations .............         68,921       68,466       71,837        73,111       61,538       62,145
Mortgage-Backed Securities ................        492,109      480,390      560,815       562,330      415,088      415,860
CMO's Agency Issuances ....................         19,911       19,843       41,988        42,113       72,584       72,943
CMO's Private Issuances ...................        737,821      719,546      873,070       872,914      291,478      292,467
Other Securities ..........................         21,891       21,470       23,835        23,728       18,586       18,625
                                               ------------------------------------------------------------------------------
                                                $1,340,653   $1,309,715   $1,571,545    $1,574,196     $859,274     $862,040
                                               ------------------------------------------------------------------------------

     Management's strategy is to invest in securities with short-weighted average lives minimizing exposure to future increases in interest rates. These are principally mortgage-backed securities ("MBS") that provide stable cash flows which may be reinvested at current market interest rates. The combined weighted average life of the held-to-maturity and available-for-sale securities portfolios at June 30, 1999 was 3.1 years.

     Collateralized mortgage obligations ("CMO") are collateralized by either U.S. Government Agency MBS's or whole loans, which are principally AAA rated conservative current pay sequentials or PAC structures, with a current weighted average life of approximately 2.6 years.

     Prepayments on MBS's, including CMO's, are monitored as part of the portfolio management function. Management typically invests in MBS's with stable cash flows and relatively short duration, thereby limiting the impact of interest rate fluctuations on the portfolio. Management regularly performs simulation testing to assess the impact that interest and market rate changes would have on the MBS portfolio.

     At June 30, 1999, equity securities maintained in the available-for-sale portfolio were comprised of FHLB common stock and common and preferred stock of certain publicly traded companies. Other securities maintained in the available-for-sale portfolio consist of capital securities of certain financial institutions.

     At June 30, 1999, securities carried at $3.5 billion were pledged for various purposes as required by law and to secure securities sold under agreements to repurchase and other borrowings.

CAPITAL

    The Company and its bank subsidiaries are subject to the risk based capital guidelines administered by the banking regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including a minimum ratio of Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets of 3% ("Leverage Ratio"). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Company's financial statements. As of June 30, 1999, the most recent notification from the various banking regulators categorized the Company and its bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, a minimum leverage ratio of at least 3% and not be subject to any written order, agreement or directive. There are no conditions or events since such notification that management believes have changed this classification.

     The following table sets forth the Company's regulatory capital at June 30, 1999 and 1998, under the rules applicable at such dates. Management believes that the Company meets all capital adequacy requirements to which it is subject.

                                                                        JUNE 30, 1999                JUNE 30, 1998
                                                                   -------------------------------------------------------
 (dollars in thousands )                                              AMOUNT           RATIO         AMOUNT        RATIO
                                                                   -------------------------------------------------------
Tier 1 Capital                                                          $962,373       14.52%       $926,867       16.06%
Regulatory Requirement                                                   265,110        4.00%        230,895        4.00%
                                                                   -------------------------------------------------------
Excess                                                                  $697,263       10.52%       $695,972       12.06%
                                                                   -------------------------------------------------------

Total Risk Adjusted Capital                                           $1,032,081       15.57%       $999,049       17.31%
Regulatory Requirement                                                   530,221        8.00%        461,791        8.00%
                                                                   -------------------------------------------------------
Excess                                                                  $501,860        7.57%       $537,258        9.31%
                                                                   -------------------------------------------------------

Risk Weighted Assets                                                  $6,627,759                  $5,772,384
                                                                   --------------              -------------

     The Company's leverage ratio at June 30, 1999 and June 30, 1998 was 8.50% and 9.64%, respectively. The Tier 1, total risk-based and leverage capital ratios of North Fork were 12.02%, 13.08%, and 6.91%, respectively, at June 30, 1999.

     The decrease in the Company's regulatory capital ratios, when comparing June 30, 1999 ratios to June 30, 1998 ratios, is due primarily to management's decision to utilize its excess capital by increasing its level of interest earning assets, principally through the purchase of investment securities classified as available-for-sale (see the "Net Interest Income" section for further discussion).

     Additionally, capital levels at both the Company and at North Fork have been impacted by the Company's ten percent Common Stock Repurchase Program, which was approved by the Board of Directors in October 1998. As of June 30, 1999, the Company had repurchased 5.0 million shares, or approximately 3.5%, thereby increasing treasury stock by approximately $108 million. If the Company were to complete the repurchase program by December 31, 1999, funded principally from dividends from North Fork, both the Company's and North Fork's capital ratios would continue to meet the regulatory capital guidelines for well capitalized institutions (see the "Liquidity" section for a further discussion on dividend availability from North Fork).

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

     The Company began addressing the Y2K date change in October 1996 with the establishment of a Y2K Committee ("the Committee"). The Committee is comprised of senior management and personnel representing various areas directly or indirectly affected by the Y2K date change. A formal Year 2000 program was developed by the Committee and initially approved by the Board of Directors in 1997. The Committee has completed an assessment of its information technology ("IT") and non-IT systems, identified mission critical systems, and created a formal tracking system. Mission critical systems have been defined as all computer hardware and software necessary for the successful continuation of a core business activity.

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

     The Company's plan to address the Y2K date change was developed in accordance with the management process outlined in the Federal Financial Institutions Examination Council ("FFIEC") Year 2000 statement issued on May 5, 1997, which consisted of the following phases: (a) awareness; (b) assessment;
(c) renovation; (d) validation; and (e) implementation. Numerous subsequent FFIEC statements have been issued, which have been incorporated into the Year 2000 program. The Company has completed the awareness, assessment, renovation, validation, and implementation phases for its banking subsidiaries. The Year 2000 Program for its other subsidiaries is substantially complete and is expected to be completed by August 31, 1999. On an ongoing basis, third-party service provider and vendor progress in addressing the Y2K issue is monitored.

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

     Since implementing the Y2K Program, the Company has expended approximately $1.8 million with external vendors and anticipates incurring an additional $.3 million to complete the Year 2000 Program. During the most recent quarter, the Company incurred approximately $.4 million in Y2K related expenses. The principal components of the expenditures incurred have been for the replacement of personal computer equipment and the purchase or upgrade of third-party software. External modification and internal costs have been expensed as incurred. Costs of new hardware and software have been capitalized and are being depreciated in accordance with policies. If the Year 2000 Program is unsuccessful, it may have a material, adverse effect on its future operating results and financial condition.

     Recognizing the importance of customer awareness, the Company provides Y2K information to the various segments of its customer base, including all depositors. Additionally, an assessment of the Y2K readiness of the significant loan customers has been completed and updated as needed.

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

     Based upon the aforementioned factors regarding the simulation model, projected net interest income for the next twelve months was modeled based on both an immediate rise or fall in interest rates as well as gradual movements in interest rates over the twelve month period. Based on the information and assumptions in effect at June 30, 1999, management believes that a 100 basis point gradual increase in interest rates over the next twelve months would decrease net interest income by $8.9 million, or 1.9%, while a gradual decrease in interest rates would increase net interest income by $6.8 million, or 1.4%.

     Management utilizes the traditional gap analysis to complement its income simulation modeling, primarily focusing on the longer term structure of the balance sheet, since the gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates. The gap analysis is prepared based on the maturity and repricing characteristics of interest earning assets and interest bearing liabilities for selected time periods. The mismatch between repricings or maturities within a time period is commonly referred to as the "gap" for that period. A positive gap (asset sensitive), where interest-rate sensitive assets exceed interest-rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. However, the gap analysis is static in nature; therefore, the maturity and repricing characteristics of interest earning assets and interest bearing liabilities can change considerably with changes in interest rates.

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

     Sources of liquidity include dividends from its subsidiaries, borrowings, the sale of securities from the available-for-sale portfolio, and funds available through the capital markets. Dividends from the Company's primary subsidiary, North Fork, are limited by New York State Banking Department regulations to the current year's earnings plus the prior two years' retained net profits. Pursuant to this regulation, North Fork had $242.4 million of retained earnings available for dividends as of July 1, 1999. The current dividend availability at North Fork would be sufficient to allow the Company to complete its current share repurchase program, should market conditions warrant.

     The Bank subsidiaries have numerous sources of liquidity, including loan and security principal repayments and maturities, lines-of-credit with other financial institutions, the ability to borrow under repurchase agreements and FHLB advances utilizing its unpledged securities and mortgage related loan portfolios, respectively, the sale of securities from their available-for-sale portfolios, the securitization of loans, whole loan sales, and growth in their core deposit bases.

    The Bank subsidiaries currently have the ability to borrow an additional $2.9 billion on a secured basis, utilizing mortgage related loans and securities as collateral. At June 30, 1999, the Company had $2.5 billion in outstanding borrowings with the FHLB.

     The Company and its banking subsidiaries' liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Management believes that the Company and its banking subsidiaries have sufficient liquidity to meet their operating requirements.

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.















Date:  August 6, 1999                          /s/  Daniel M. Healy
                                               --------------------
                                               Daniel M. Healy
                                               Executive Vice President &
                                               Chief Financial Officer