Form 10-Q
period 1999-09-30
NORTH FORK BANCORPORATION INC
filed 1999-11-15
CIK 352510

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED:         SEPTEMBER 30, 1999
                              ------------------


                         NORTH FORK BANCORPORATION, INC.
                         -------------------------------
               (Exact name of Company as specified in its charter)


           DELAWARE                                                    36-3154608
           --------                                                    ----------
(State or other Jurisdiction of                                      (I.R.S. Employer
  incorporation or organization)                                    Identification No.)

275 BROAD HOLLOW ROAD, MELVILLE, NEW YORK                                 11747
-----------------------------------------                                 -----
 (Address of principal executive offices)                              (Zip Code)



                                 (631) 844-1004
                                 --------------
                (Company's telephone number, including area code)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                               Yes (X)      No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASSES OF COMMON STOCK              NUMBER OF SHARES OUTSTANDING      11/10/99
-----------------------              ------------------------------------------
    $2.50 PAR VALUE                               130,402,815

                                     INDEX



PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)
          North Fork Bancorporation, Inc. and Subsidiaries.
                (1.) Consolidated Balance Sheets.
                (2.) Consolidated Statements of Income.
                (3.) Consolidated Statements of Cash Flows.
                (4.) Consolidated Statements of Changes in Stockholders' Equity.
                (5.) Consolidated Statements of Comprehensive Income.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not Applicable.

ITEM 5.   OTHER INFORMATION
          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          The following exhibits are submitted herewith:




                     (a)     Exhibit #                        Description
                             ---------                        -----------
                              (11)        Statement Re: Computation of Per Share Earnings.

                              (27)        Financial Data Schedule.

                     (b)     Current report on Form 8-K dated August 16, 1999 (announcing that the Company had entered into an Agreement and Plan of Merger with JSB Financial, Inc.).

                     (c)     Current report on Form 8-K dated August 30, 1999 (announcing that the Company had entered into an Agreement and Plan of Merger with Reliance Bancorp, Inc.).

                     (d)     Current report on Form 8-K dated October 14, 1999 (reporting the Company's earnings results for the period ended September 30, 1999).




CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                              ----------------------------------------------
                                                                                 SEPT. 30,         DEC. 31,        SEPT. 30,
(in thousands, except per share amounts)                                           1999              1998            1998
                                                                              ----------------------------------------------
ASSETS:
Cash & Due from Banks........................................................       $164,416        $151,576       $127,011
Money Market Investments.....................................................        200,156          28,929         33,246
Securities:
   Available-for-Sale .......................................................      3,598,197       2,980,223      3,188,063
   Held-to-Maturity..........................................................      1,279,978       1,571,545        988,814
                                                                              ----------------------------------------------
      Total Securities.......................................................      4,878,175       4,551,768      4,176,877
                                                                              ----------------------------------------------
Loans........................................................................      6,399,720       5,731,424      5,673,726
  Less: Unearned Income......................................................         13,678          17,131         17,851
            Allowance for Loan Losses........................................         68,950          71,759         73,606
                                                                              ----------------------------------------------
                  Net Loans..................................................      6,317,092       5,642,534      5,582,269
                                                                              ----------------------------------------------
Intangible Assets............................................................         81,052          84,676         92,579
Premises & Equipment.........................................................         73,600          72,023         74,373
Accrued Income Receivable....................................................         71,989          66,951         67,458
Other Assets.................................................................        128,367          81,099         70,258
                                                                              ----------------------------------------------
     Total Assets............................................................    $11,914,847     $10,679,556    $10,224,071
                                                                              ==============================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
Demand Deposits..............................................................     $1,461,517      $1,263,105     $1,113,162
Savings, NOW &  Money Market Deposits........................................      2,893,521       2,950,022      2,949,018
Other Time Deposits..........................................................      1,664,008       1,672,478      1,758,591
Certificates of Deposit,  $100,000 & Over....................................        551,852         542,017        648,502
                                                                              ----------------------------------------------
     Total Deposits..........................................................      6,570,898       6,427,622      6,469,273
                                                                              ----------------------------------------------
Federal Funds Purchased & Securities Sold Under
   Agreements to Repurchase..................................................      2,676,416       2,955,096      2,435,096
Federal Home Loan Bank Advances..............................................      1,494,000          10,000         10,000
Senior Note Payable..........................................................              -          25,000         25,000
Due to Brokers...............................................................         24,737               -         49,953
Accrued Expenses & Other Liabilities.........................................        231,912         231,299        162,439
                                                                              ----------------------------------------------
      Total Liabilities......................................................    $10,997,963      $9,649,017     $9,151,761
                                                                              ----------------------------------------------
Capital Securities...........................................................       $199,308        $199,289       $199,283

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $1.00; authorized 10,000,000 shares, unissued.....              -               -              -
Common stock, par value $2.50; authorized 200,000,000 shares;
    issued 145,126,522 shares at September 30, 1999..........................        362,816         362,312        362,159
Additional Paid in Capital...................................................         34,685          32,044         31,516
Retained Earnings............................................................        646,373         541,967        524,014
Accumulated Other Comprehensive Income - Unrealized
    (Losses)/Gains on Securities Available-for-Sale, net of taxes............       (51,018)           9,337         14,138
Deferred Compensation........................................................       (21,944)        (24,365)       (17,644)
Treasury Stock at cost;  11,811,004 shares at September 30, 1999.............      (253,336)        (90,045)       (41,156)
                                                                              ----------------------------------------------
      Total Stockholders' Equity.............................................        717,576         831,250        873,027
                                                                              ----------------------------------------------
      Total Liabilities and Stockholders' Equity.............................    $11,914,847     $10,679,556    $10,224,071
                                                                              ==============================================

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           --------------------------------------------------------------
                                                              SEPT. 30,      SEPT. 30,       SEPT. 30,      SEPT. 30,
(in thousands, except per share amounts)                        1999            1998           1999            1998
                                                           --------------------------------------------------------------
INTEREST INCOME:
Loans ....................................................        $126,400       $122,973        $369,677       $370,735
Mortgage-Backed Securities................................          68,610         53,691         198,587        154,397
Other Securities..........................................           7,775          6,555          22,534         17,116
U.S. Treasury & Government Agency Securities..............           2,398          3,585           7,765         13,448
State & Municipal Obligations ............................             917            723           2,516          3,091
Money Market Investments..................................           2,121            583           3,365          2,197
                                                           --------------------------------------------------------------
Total Interest Income.....................................         208,221        188,110         604,444        560,984
                                                           --------------------------------------------------------------

INTEREST EXPENSE:
Savings, NOW & Money Market Deposits......................          12,985         16,154          39,036         49,595
Other Time Deposits.......................................          19,776         22,516          58,765         70,390
Certificates of Deposit, $100,000 & Over..................           7,263          8,909          22,749         22,998
Federal Funds Purchased & Securities Sold Under
   Agreements to Repurchase...............................          39,260         33,160         125,079         92,230
Other Borrowings..........................................          15,573            996          21,962         10,675
                                                           --------------------------------------------------------------
   Total Interest Expense.................................          94,857         81,735         267,591        245,888
                                                           --------------------------------------------------------------
   Net Interest Income....................................         113,364        106,375         336,853        315,096
Provision for Loan Losses.................................           1,250          1,000           3,750         14,500
                                                           --------------------------------------------------------------
   Net Interest Income after Provision for Loan Losses....         112,114        105,375         333,103        300,596
                                                           --------------------------------------------------------------

NON-INTEREST INCOME:
Fees & Service Charges on Deposit Accounts................           7,807          6,583          21,233         19,703
Investment Management, Commissions & Trust Fees...........           3,776          4,324          12,348          9,811
Mortgage Banking Operations...............................             946          1,002           2,845          3,065
Other Operating Income....................................           2,808          2,767           7,888          9,009
Net Securities Gains......................................             180          3,116           9,900          2,318
                                                           --------------------------------------------------------------
     Total Non-Interest Income............................          15,517         17,792          54,214         43,906
                                                           --------------------------------------------------------------

NON-INTEREST EXPENSE:
Compensation & Employee Benefits..........................          21,774         19,768          64,406         61,572
Occupancy & Equipment, net................................           7,254          6,687          21,310         20,535
Capital Securities Costs                                             4,211          4,211          12,633         12,633
Amortization & Write-down of Intangible Assets............           2,108          2,188           6,267         12,403
Other Operating Expenses..................................           9,007          9,287          27,227         29,574
Merger Related Restructure Charge.........................               -              -               -         52,452
                                                           --------------------------------------------------------------
    Total Non-Interest Expense............................          44,354         42,141         131,843        189,169
                                                           --------------------------------------------------------------
Income Before Income Taxes................................          83,277         81,026         255,474        155,333
Provision for Income Taxes................................          29,147         28,359          89,416         44,394
                                                           --------------------------------------------------------------
     Net Income...........................................         $54,130         52,667        $166,058        110,939
                                                           ==============================================================

PER SHARE:
Earnings Per Share - Basic................................           $0.40          $0.37           $1.21          $0.79
Earnings Per Share - Diluted..............................           $0.40          $0.37           $1.20          $0.78
Cash Dividends ...........................................          $0.150         $0.125          $0.450         $0.375
Weighted Average Shares Outstanding - Basic...............         134,484        141,811         137,342        140,547
Weighted Average Shares Outstanding - Diluted.............         135,264        142,734         138,197        141,680



CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
 (in thousands)


FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                                       1999           1998
                                                                                     -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..........................................................................        $166,058       $110,939
ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
Provision for Loan Losses...........................................................           3,750         14,500
Depreciation and Amortization.......................................................           8,884          8,153
Amortization and Write-down of Intangible Assets....................................           6,267         12,403
Amortization of Securities Premiums.................................................           8,386          9,170
Accretion of Discounts and Net Deferred Loan Fees...................................         (6,936)        (8,289)
Net Securities Gains................................................................         (9,900)        (2,318)
Other, Net..........................................................................          22,505         59,602
                                                                                     -------------------------------
    Net Cash Provided by Operating Activities.......................................         199,014        204,160
                                                                                     -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Securities Held-to-Maturity............................................        (27,102)      (474,020)
Maturities, Redemptions, Calls and Principal Repayments on
    Securities Held-to-Maturity.....................................................         316,703        301,005
Purchases of Securities Available-for-Sale..........................................     (1,668,149)    (1,911,004)
Proceeds from Sales of Securities Available-for-Sale................................          71,111        931,399
Maturities, Redemptions, Calls and Principal Repayments on
    Securities Available-for-Sale...................................................         889,420        901,626
Loans Originated, Net of Principal Repayments and Charge-offs.......................       (754,858)       (60,037)
Proceeds from the Sale of Loans.....................................................          81,199        155,075
Sale of Other Real Estate, Net of Transfers.........................................           2,873          2,272
Purchases of Premises and Equipment, Net............................................         (8,295)        (3,589)
                                                                                     -------------------------------
    Net Cash Used in Investing Activities...........................................     (1,097,098)      (157,273)
                                                                                     -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Customer Deposits Liabilities.......................................         143,276         86,003
Net Increase/(Decrease) in Borrowings...............................................       1,215,320      (140,146)
Net Decrease in Long-Term Debt......................................................        (35,000)              -
Purchase of Treasury Stock..........................................................       (163,842)              -
Common Stock Sold for Cash..........................................................           2,921         25,960
Cash Dividends Paid.................................................................        (80,524)       (49,118)
                                                                                     -------------------------------
    Net Cash Provided by/(Used in) Financing Activities.............................       1,082,151       (77,301)
                                                                                     -------------------------------
    Net Increase/(Decrease) in Cash and Cash Equivalents............................         184,067       (30,414)

NYB Activity for the Three Months Ended December 31, 1997...........................               -          (384)
Cash and Cash Equivalents at Beginning of the Period................................         180,505        191,055
                                                                                     ===============================
Cash and Cash Equivalents at End of the Period......................................        $364,572       $160,257
                                                                                     ===============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:
    Interest Expense................................................................         269,213        251,889
                                                                                     ===============================
    Income Taxes....................................................................          69,491         19,507
                                                                                     ===============================
Securities transferred from held-to-maturity to available-for-sale due to the
    merger with NYB.................................................................               -        913,598
                                                                                     ===============================

During the period  the Company purchased various securities which
    settled in the subsequent period................................................          10,941         49,953
                                                                                     ===============================


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited) (Dollars in thousands, except per share amounts)


                                                            Additional               Unrealized
                                                   Common    Paid in    Retained     Securities      Deferred
                                                    Stock    Capital    Earnings   Gains/(Losses)      Comp.
                                                  ----------------------------------------------------------------
BALANCE, DECEMBER 31, 1997......................   $256,790   $127,853   $469,616          $17,124     ($19,361)
Net Income......................................          -          -    110,939                -             -
Cash Dividends ($.375 per share)................          -          -   (53,670)                -             -
Cash Dividends-NYB Pre-Merger...................          -          -    (3,219)                -             -
Issuance of Stock for the 3-for-2 Stock Split...    120,288  (120,288)          -                -             -
Issuance of Stock-Amivest Acquisition...........        905      7,825          -                -             -
Issuance of Stock (1,179,370 shares)............        240     15,447          -                -             -
NYB Common Stock Retirement (12,740,406 shares).   (21,234)   (35,398)          -                -             -
Restricted Stock Activity, net..................          -        (5)          -                -         1,717
Stock Based Compensation Activity, net..........      5,170     36,082   (11,524)                -             -
NYB Net Income for the Three Months.............
    Ended December 31, 1997.....................          -          -     11,992                -             -
Amortization of Unrealized Loss on Securities
    Transferred from Available-for-Sale to
    Held-to-Maturity............................          -          -      (120)            (211)             -
Adjustment to Unrealized Gains on Securities....
    Available-for-Sale, net of taxes............          -          -          -          (2,775)             -
                                                  ----------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1998.....................   $362,159    $31,516   $524,014          $14,138     ($17,644)
                                                  ================================================================


BALANCE, DECEMBER 31, 1998......................   $362,312    $32,044   $541,967           $9,337     ($24,365)
Net Income......................................          -          -    166,058                -             -
Cash Dividends ($.45  per share)................          -          -   (61,480)                -             -
Issuance of Stock (144,286 shares)..............        260      1,977          -                -             -
Purchases of Treasury Stock (7,982,600 shares)..          -          -          -                -             -
Restricted Stock Activity, net..................          -         39          -                -         2,421
Stock Based Compensation Activity, net..........        244        625          -                -             -
Amortization of Unrealized Loss on Securities
    Transferred from Available-for-Sale to
    Held-to-Maturity............................          -          -      (172)              172             -
Adjustment to Unrealized Gains on Securities
    Available-for-Sale, net of taxes............          -          -          -         (60,527)             -
                                                  ----------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1999.....................   $362,816    $34,685   $646,373        ($51,018)     ($21,944)
                                                  ================================================================




                                                   Treasury
                                                     Stock        Total
                                                  -------------------------
BALANCE, DECEMBER 31, 1997......................     ($81,133)    $770,889
Net Income......................................             -     110,939
Cash Dividends ($.375 per share)................             -    (53,670)
Cash Dividends-NYB Pre-Merger...................             -     (3,219)
Issuance of Stock for the 3-for-2 Stock Split...             -           -
Issuance of Stock-Amivest Acquisition...........             -       8,730
Issuance of Stock (1,324,457 shares)............        12,214      27,901
NYB Common Stock Retirement (12,740,406 shares).        56,632           -
Restricted Stock Activity, net..................         (394)       1,318
Stock Based Compensation Activity, net..........      (28,475)       1,253
NYB Net Income for the Three Months.............
    Ended December 31, 1997.....................             -      11,992
Amortization of Unrealized Loss on Securities
    Transferred from Available-for-Sale to
    Held-to-Maturity............................             -       (331)
Adjustment to Unrealized Gains on Securities....
    Available-for-Sale, net of taxes............             -     (2,775)
                                                  -------------------------
BALANCE, SEPTEMBER 30, 1998.....................     ($41,156)    $873,027
                                                  =========================


BALANCE, DECEMBER 31, 1998......................     ($90,045)    $831,250
Net Income......................................             -     166,058
Cash Dividends ($.45  per share)................             -    (61,480)
Issuance of Stock (144,286 shares)..............           890       3,127
Purchases of Treasury Stock (7,982,600 shares)..     (163,842)   (163,842)
Restricted Stock Activity, net..................         (385)       2,075
Stock Based Compensation Activity, net..........            46         915
Amortization of Unrealized Loss on Securities
    Transferred from Available-for-Sale to
    Held-to-Maturity............................             -           -
Adjustment to Unrealized Gains on Securities
    Available-for-Sale, net of taxes............             -    (60,527)
                                                  -------------------------
BALANCE, SEPTEMBER 30, 1999.....................    ($253,336)    $717,576
                                                  =========================


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)


                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         --------------------------------------------------------------
                                                            SEPT. 30,      SEPT. 30,       SEPT. 30,      SEPT. 30,
                                                              1999            1998           1999            1998
                                                         --------------------------------------------------------------
Net Income..............................................        $54,130         $52,667        $166,058       $110,939
                                                         --------------------------------------------------------------
Other Comprehensive Income, net
    of Income Taxes:.....
Unrealized Losses on
           Securities Available for Sale................         (9,999)         (7,007)        (53,920)        (1,479)
Less: Reclassification of Realized Gains
           Included in Net Income.......................           (117)         (2,025)         (6,435)        (1,507)
                                                         --------------------------------------------------------------
Other Comprehensive Income..............................        (10,116)         (9,032)        (60,355)        (2,986)
                                                         --------------------------------------------------------------
Comprehensive Income....................................        $44,014         $43,635         $105,703      $107,953
                                                         ==============================================================


                         NORTH FORK BANCORPORATION, INC.
                                AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998

BASIS OF PRESENTATION

      North Fork Bancorporation, Inc. (the "Company") through its principal bank subsidiary, North Fork Bank ("North Fork") and its investment management and broker/dealer subsidiaries, Compass Investment Services Corp. ("Compass") and Amivest Corporation ("Amivest"), provides a variety of commercial banking and related financial services to middle market and small business organizations, local governmental units, and retail customers in the New York metropolitan area. The Company's other bank subsidiary, Superior Savings of New England ("Superior"), operates from one location in the Connecticut county of New Haven, where it also conducts a telebanking operation focused on generating customer deposits.

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

      Results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results of operations which may be expected for the full year 1999 or any other interim periods.

      These statements should be read in conjunction with the Company's summary of significant accounting policies, which are incorporated herein by reference, in its 1998 Annual Report on Form 10-K.


RECENT ACCOUNTING DEVELOPMENTS

Accounting for Derivative Instruments and Hedging Activities

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

      In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" delaying SFAS 133's effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management is currently evaluating the effect SFAS 133 will have on its financial statements. At September 30, 1999, the Company was a party to three interest rate swap contracts with an aggregate notional value of $475 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Statements Regarding Forward-Looking Information

       This report may contain certain statements, which involve risk and uncertainties, which constitute "forward-looking statements" under the Private Litigation Reform Act of 1995. These statements are based on the beliefs, assumptions, and expectations of the management of the Company. Words such as "expects", "believes", "should", "plans", "will", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future financial condition, performance or operations and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. Therefore, actual outcomes or results may differ materially from what is indicated or forecasted in such forward-looking statements. Factors that may cause or contribute to such differences include, among others, the following possibilities: (1) changes in economic or market conditions; (2) significantly increased competition among financial services companies; (3) changes in the interest rate environment, which may reduce interest margins; (4) accounting, tax, legislative or regulatory changes may adversely affect the businesses in which the company is engaged; and (5) business risks related to Year 2000 computer systems transition.

Pending Business Combinations

(A)   JSB Financial, Inc.

      On August 16, 1999, the Company entered into an Agreement and Plan of Merger with JSB Financial, Inc. ("JSB"), the parent company of Jamaica Savings Bank, whereby it would acquire JSB in a stock-for-stock merger. Under the terms of the agreement, each share of JSB common stock will be converted into the Company's common stock at a fixed exchange ratio of
      3.0. Based upon this exchange ratio, the Company will issue approximately
      27.8 million shares of common stock to effect the transaction. JSB will have the right to terminate the agreement if the average closing price of the Company's common stock over a pricing period prior to the closing represents a decline below certain specified levels. If JSB exercises this right, the Company will have the option to nullify JSB's termination by increasing the exchange ratio based on a formula set forth in the agreement. In connection with the merger agreement, JSB granted the Company an option to acquire up to 19.9% of JSB's outstanding shares at $58.75 per share should certain events occur as set forth in the stock option agreement between the Company and JSB. (See the Company's current report on Form 8-K dated August 30, 1999, Exhibits 2.2 Agreement and Plan of Merger and 99.5 Stock Option Agreement, for additional information.)

      The transaction is expected to be treated as a tax-free reorganization for federal income tax purposes and to be accounted for using the pooling-of-interests method of accounting. It is anticipated that the transaction will close during the first quarter 2000, following receipt of all required regulatory and shareholder approvals and the satisfaction of certain other customary closing conditions.

      At September 30, 1999, JSB had total assets of $1.6 billion, deposits of $1.1 billion, and stockholders' equity of $374 million. Jamaica Savings Bank operates from 13 retail-banking facilities in the New York City boroughs of Manhattan and Queens and in Nassau and Suffolk counties, New York. (See the Company's current report on Form 8-K dated August 16, 1999,
      Exhibit 99.2 analyst presentation and the Company's current report on Form 8-K dated August 30, 1999, Exhibit 99.4 unaudited pro forma condensed combined financial statements.)

(B)   Reliance Bancorp, Inc.

      On August 30, 1999, the Company entered into an Agreement and Plan of Merger with Reliance Bancorp, Inc. ("Reliance"), the parent company of Reliance Federal Savings Bank, whereby it would acquire Reliance in a stock-for-stock merger. Under the terms of the agreement, each share of Reliance common stock will be converted into the Company's common stock at a fixed exchange ratio of 2.0. Based upon this exchange ratio, the Company expects to issue approximately 17.1 million treasury shares to effect the transaction. Reliance will have the right to terminate the agreement if the average closing price of the Company's common stock over a pricing period prior to closing represents a decline below certain specified levels. If Reliance exercises this right, the Company will have the option to nullify Reliance's termination by increasing the exchange ratio based on a formula set forth in the agreement. In connection with the merger agreement, Reliance granted the Company an option to acquire up to 19.9% of Reliance's outstanding shares at $29.00 per share should certain events occur as set forth in the stock option agreement between the Company and Reliance. (See the Company's current report on Form 8-K dated August 30, 1999, Exhibits 2.1 Agreement and Plan of Merger and 99.1 Stock Option Agreement, for additional information.)

      The transaction is expected to be treated as a tax-free reorganization for federal income tax purposes and will be accounted for using the purchase method of accounting. It is expected that the transaction will close during the first quarter 2000, prior to the JSB transaction and following receipt of all regulatory and shareholder approvals and the satisfaction of certain other customary closing conditions.

      At September 30, 1999, Reliance had total assets of $2.5 billion, deposits of $1.6 billion, and stockholders' equity of $172 million. Reliance Federal Savings Bank operates from 29 retail banking facilities throughout Suffolk and Nassau counties, New York, as well as in the New York City borough of Queens. (See the Company's current report on Form 8-K dated August 30, 1999, Exhibits 99.3 and 99.4 analyst presentation and unaudited pro forma condensed combined financial statements, respectively for additional information.)

Treasury Stock Activity

      On August 16, 1999, simultaneous with the announcement of the JSB merger, the Company's Board of Directors formally rescinded the 10% share repurchase program instituted in October 1998. At the date of rescission, the Company had completed the repurchase of approximately 8.1 million shares.

      On August 30, 1999, simultaneous with the announcement of the Reliance merger, the Company's board of directors formally approved the purchase of up to 50% of the common shares issuable in the Reliance transaction, or 8.5 million shares. As of November 10, 1999, the Company has completed the purchase of 6.2 million shares (including Reliance equivalents) under this program. While there can be no assurance provided relative to the Company's success in purchasing the remaining 2.3 million shares, management believes that it can be accomplished prior to consummation of the Reliance transaction, funded principally with dividends from North Fork (see "Capital" and "Liquidity" section herein).

      In order for the Company to account for the JSB merger using the pooling-of-interests method of accounting, it must reissue a sufficient number of shares of its common stock currently held in its treasury. The Company intends to reissue approximately 17.1 million treasury shares in the Reliance merger in exchange for all outstanding Reliance common shares. Accordingly, the Company intends to complete the Reliance merger before completing the JSB merger so that the JSB merger will qualify under the pooling-of-interests method of accounting.

OVERVIEW

      The following table sets forth selected financial highlights for the three and nine month periods ended September 30, 1999 and 1998. The results for the nine months ended 1998 have been adjusted to exclude the effect of the merger related restructure charge, incurred in the New York Bancorp ("NYB") merger, and other special items, more fully described below. The subsequent discussion and analysis describes the changes in components of operating results giving rise to net income.



                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            --------------------------------------------------------------
                                                                  SEPT. 30,        SEPT. 30,      SEPT. 30,      SEPT. 30,
(in thousands, except ratios & per share amounts)                   1999             1998           1999          1998 (1)
--------------------------------------------------------------------------------------------------------------------------
EARNINGS:
    Net Income.............................................         $54,130        $52,667        $166,058       $149,540
--------------------------------------------------------------------------------------------------------------------------
PER SHARE:
    Earnings Per Share - Basic.............................           $0.40          $0.37           $1.21          $1.06
    Earnings Per Share - Diluted...........................           $0.40          $0.37           $1.20          $1.06
    Cash Dividends.........................................          $0.150         $0.125          $0.450         $0.375
    Book Value.............................................           $5.38          $6.09           $5.38          $6.09
    Average Equivalent Shares - Basic......................         134,484        141,811         137,342        140,547
    Average Equivalent Shares - Diluted....................         135,264        142,734         138,197        141,680
--------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS:
    Return on Average Total Assets.........................           1.84%          2.07%           1.96%          2.00%
    Return on Average Stockholders' Equity.................          26.17%         24.68%          26.33%         24.86%
    Core Efficiency Ratio..................................          33.73%         34.47%          34.17%         35.67%
    Net Interest Margin....................................           4.09%          4.46%           4.22%          4.48%
==========================================================================================================================



(1) Financial highlights for the nine months ended September 30, 1998 exclude the impact of the merger related restructure charge and other special items recognized in the first quarter of 1998. Net income, diluted earnings per share, return on average assets, and return on average stockholders' equity including these items was $110.9 million, $.78, 1.48%, and 18.44%, respectively.

      Net income for the quarter ended September 30, 1999, increased 2.8% to $54.1 million, compared to net income of $52.7 million for the same period in 1998. Diluted earnings per share increased 8.1% to $.40 for the 1999 third quarter, compared to $.37 for the 1998 third quarter. Return on average total assets and return on average stockholders' equity were 1.84% and 26.17%, respectively, for the 1999 third quarter, as compared to 2.07% and 24.68%, respectively for the comparable prior year period.

      For the nine months ended September 30, 1999, net income was $166.1 million, or diluted earnings per share of $1.20, compared to net income of $149.5 million, or diluted earnings per share of $1.06, for the nine months ended September 30, 1998. Net income and diluted earnings per share during 1998 were impacted by the recognition of a merger related restructure charge in the NYB merger and other special items. The aggregate of these items was $74.3 million, or $38.6 million after taxes. These items included a $52.5 million merger related restructure charge, an additional $11.5 million provision for loan losses, a $6 million write-down of an intangible asset, securities losses of $2.5 million, and $1.8 million in other operating expenses (net of $20.7 million in tax benefits). Tax items included a charge of $5 million related to the recapture of NYB's banking subsidiary, Home Federal Savings Bank, bad debt reserve for state and local tax purposes, and a benefit of $20 million, which resulted from a non-taxable distribution from a corporate reorganization.

      On September 28, 1999, the Board of Directors declared a regular quarterly cash dividend of $.15 per common share. The dividend is payable November 15, 1999 to shareholders of record at the close of business on October 22, 1999.

      The Company's board of directors passed a resolution to amend its certificate of incorporation to increase the number of authorized shares of common stock from 200 million to 500 million and to reduce the par value of its common stock from $2.50 per share to $.01 per share. These items will require the approval of shareholders and will be voted upon at the special meeting of stockholders to be held for the purpose of approving the JSB merger.

NET INTEREST INCOME

      Net interest income, which represents the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities, is the Company's primary source of revenue and earnings. Net interest income is affected by the level and composition of assets, liabilities and equity, as well as changes in market interest rates.

      Net interest income for the quarter ended September 30, 1999 increased $7.0 million, or 6.6%, over the third quarter of 1998 to $113.4 million. The increase in net interest income was primarily due to a $1.7 billion or 17.6% increase in the level of average interest earning assets, partially offset by a 37 basis point decline in the net interest margin to 4.09% from 4.46%.

      The decline in the net interest margin was due in large measure to management's decision to improve net interest income and net income by adding interest earning assets and interest bearing liabilities at spreads narrower than traditionally obtained if asset growth were funded with customer deposits. As a result, the Company's net interest margin continued to decline throughout 1999 due to the aforementioned strategy. Management believes that the net interest margin will continue to compress in the near future as anticipated loan growth is expected to be funded with borrowings.

      During the third quarter of 1999, interest income increased $20.1 million to $208.2 million compared to the 1998 third quarter. The improvement in interest income resulted from an increase in average interest earning assets of $1.7 billion, or 17.6%, partially offset by a 42 basis point decline in the average yield on earning assets from 7.85% to 7.43%.

      Average loans grew by $491 million, or 8.6%, to $6.2 billion in the third quarter of 1999, when compared to 1998. Each component of the loan portfolio contributed to the growth, with consumer loans reflecting the largest percentage increase. However, the net interest margin and interest income were negatively impacted by a 46 basis point decline in yield on average loans to 8.12% during the 1999 third quarter. This decline was primarily due to competition for quality loans as well as prepayment and refinancing activity, the proceeds of which were reinvested into lower yielding loans reflecting market interest rates at the time. Loans represented 55% of average interest earning assets and 94.7% of average total deposits. Average investment securities increased $1.1 billion, or 27.9%, and represented the largest component of the increase in average interest earning assets. This resulted from management's decision in early 1999 to improve net interest income and net income as previously described. The securities purchased during 1999 are principally collateralized mortgage-backed securities, which have been classified as available-for-sale. However, this positive impact on net interest income and net income was partially offset by a 25 basis point decline in the average yield on securities to 6.53% for the third quarter of 1999, when compared to 6.78% in the comparable prior year period. This decline was due to the aforementioned growth in the securities portfolio, accelerated prepayment activity, and the reinvestment of related cash flows throughout 1999 into lower yielding securities reflecting market interest rates.

      For the quarter ended September 30, 1999, interest expense increased $13.1 million, or 16.1%, to $94.9 million over the comparable prior year period. This was attributable to a $1.3 billion, or 17.4%, increase in average interest bearing liabilities to $9.1 billion. The increase in interest expense due to the level of average interest bearing liabilities was partially offset by a 5 basis point decline in the Company's average cost of funds to 4.14% for the second quarter of 1999, as compared to 4.19% for the comparable prior year period.

NET INTEREST INCOME (CONTINUED)

      The increase in average interest bearing liabilities resulted from management's decision to fund its growth in interest earning assets with repurchase agreements and Federal Home Loan Bank ("FHLB") advances. As a result of this decision, average total borrowings increased $1.7 billion, or 71.3%, to $4.0 billion during the third quarter of 1999, when compared to $2.3 billion during the comparable prior year period. The average cost of funds on total borrowings during these periods declined 36 basis points to 5.48% from 5.84%.

      Average time and savings deposits, which continue to represent a stable funding source, were $5.1 billion, reflecting an average cost of funds of 3.11% during the third quarter of 1999, compared to $5.4 billion, with an average cost of funds of 3.48% for the comparable 1998 period. The decline in the level of time deposits and certificates of deposits greater than $100,000 resulted from management's decision to reduce its reliance on these rate sensitive sources of funding. In addition, both the level and cost of all interest bearing deposits were impacted by the decision to lower rates and overlay North Fork's pricing and integration strategy on liabilities assumed in the NYB merger, consummated in March 1998.

      Average demand deposits increased $311.2 million, or 28%, to $1.4 billion during the 1999 third quarter, as compared to $1.1 billion in the 1998 third quarter. The growth in demand deposits has been achieved through the successful conversion of acquired savings bank locations into full-service commercial banking locations, and an emphasis on developing long-term deposit relationships with borrowers. At September 30, 1999, demand deposits represented 22.2% of total deposits, as compared to 17.2% at September 30, 1998.

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

FOR THE PERIODS ENDED SEPTEMBER 30,



                                                       THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                            1999 vs. 1998                               1999 vs. 1998
                                             --------------------------------------------------------------------------------------
                                                       CHANGE IN                                 CHANGE IN
                                                ---------------------         NET          ---------------------         NET
                                                AVERAGE       AVERAGE       INTEREST       AVERAGE       AVERAGE       INTEREST
 (in thousands)                                 VOLUME         RATE          INCOME        VOLUME          RATE         INCOME
                                             --------------------------------------------------------------------------------------
INTEREST INCOME FROM EARNING ASSETS:
Securities..................................        17,351       (2,201)    15,150        50,759        (7,706)        43,053
Loans, net of unearned income...............        10,269       (6,906)     3,363        15,663       (16,876)       (1,213)
Money Market Investments....................         2,640           342     2,982         2,296            978         3,274
                                             --------------------------------------------------------------------------------------
   Total Interest Income....................        30,260       (8,765)    21,495        68,718       (23,604)        45,114
                                             --------------------------------------------------------------------------------------

INTEREST EXPENSE ON LIABILITIES:
Savings, N.O.W. & Money Market Deposits.....         (619)       (2,550)    3,169)       (1,382)        (9,177)      (10,559)
Time Deposits...............................       (2,375)       (2,011)    4,386)       (5,839)        (6,035)      (11,874)
Federal Funds Purchased and Securities Sold.
  Under Agreements to Repurchase............         7,633       (1,533)     6,100        38,337        (5,488)        32,849
Other Borrowings............................        15,076         (499)    14,577        11,398          (111)        11,287
                                             --------------------------------------------------------------------------------------
   Total Interest Expense...................        19,715       (6,593)    13,122        42,514       (20,811)        21,703
                                             --------------------------------------------------------------------------------------
Net Change in Net Interest Income...........       $10,545      ($2,172)    $8,373       $26,204       ($2,793)       $23,411
                                             ======================================================================================

(1)  Non-accrual loans are included in average loans, net of unearned income.
(2)  The above table is presented on  a tax equivalent basis.

      The following tables present an analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the three and nine month periods ended September 30, 1999 and 1998, respectively.



FOR THE THREE MONTHS ENDED SEPTEMBER 30,                                     1999                                       1998
                                                           -------------------------------------------------------------------------
                                                              AVERAGE                     AVERAGE        AVERAGE
 (dollars in thousands )                                      BALANCE      INTEREST         RATE         BALANCE       INTEREST
                                                           -------------------------------------------------------------------------
INTEREST EARNING ASSETS:
Securities (2)...........................................      4,903,566        80,678     6.53%          3,832,866         65,528
Loans, net of unearned income (1)........................      6,190,279       126,644     8.12%          5,699,190        123,281
Money Market Investments.................................        167,021         3,565     8.47%             41,292            583
                                                           ----------------------------               -----------------------------
  Total Interest Earning Assets..........................     11,260,866       210,887     7.43%          9,573,348        189,392
                                                           ----------------------------               -----------------------------

NON INTEREST EARNING ASSETS:
Cash and Due from Banks..................................        163,938                                    160,401
Other Assets (2).........................................        233,668                                    337,134
                                                           --------------                             --------------
  Total Assets...........................................    $11,658,472                                $10,070,883
                                                           ==============                             ==============

INTEREST BEARING LIABILITIES:
Savings, N.O.W. & Money Market Deposits..................     $2,867,742       $12,985     1.80%         $2,985,985        $16,154
Time Deposits............................................      2,245,716        27,039     4.78%          2,435,733         31,425
                                                           ----------------------------               -----------------------------
  Total Savings and Time Deposits........................      5,113,458        40,024     3.11%          5,421,718         47,579
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase.........................      2,809,073        39,260     5.54%          2,266,140         33,160
Other Borrowings.........................................      1,163,674        15,573     5.31%             53,478            996
                                                           ----------------------------               -----------------------------
  Total Borrowings.......................................      3,972,747        54,833     5.48%          2,319,618         34,156
                                                           ----------------------------               -----------------------------
    Total Interest Bearing Liabilities...................      9,086,205        94,857     4.14%          7,741,336         81,735
                                                           ----------------------------               -----------------------------
Rate Spread..............................................                                  3.29%

NON-INTEREST BEARING LIABILITIES
Demand Deposits..........................................      1,423,735                                  1,112,488
Other Liabilities........................................        180,306                                    155,640
                                                           --------------                             --------------
 Total Liabilities.......................................     10,690,246                                  9,009,464
Capital Securities.......................................        199,305                                    199,280
 Stockholders' Equity....................................        768,921                                    862,139
                                                           --------------                             --------------
  Total Liabilities and Stockholders' Equity.............    $11,658,472                                $10,070,883
                                                           ==============                             ==============
Net Interest Income & Net Interest Margin ...............                      116,030     4.09%                           107,657
Less: Tax Equivalent Adjustment..........................                      (2,666)                                     (1,282)
                                                                         --------------                             ---------------
     Net Interest Income.................................                     $113,364                                    $106,375
                                                                         ==============                             ===============



FOR THE THREE MONTHS ENDED SEPTEMBER 30,                       1998
                                                           -------------
                                                              AVERAGE
 (dollars in thousands )                                       RATE
                                                           -------------
INTEREST EARNING ASSETS:
Securities...............................................      6.78%
Loans, net of unearned income (1)........................      8.58%
Money Market Investments.................................      5.60%

  Total Interest Earning Assets..........................      7.85%


NON INTEREST EARNING ASSETS:
Cash and Due from Banks..................................
Other Assets (2).........................................

  Total Assets...........................................


INTEREST BEARING LIABILITIES:
Savings, N.O.W. & Money Market Deposits..................      2.15%
Time Deposits............................................      5.12%

  Total Savings and Time Deposits........................      3.48%
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase.........................      5.81%
Other Borrowings.........................................      7.39%

  Total Borrowings.......................................      5.84%

    Total Interest Bearing Liabilities...................      4.19%

Rate Spread..............................................      3.66%

NON-INTEREST BEARING LIABILITIES
Demand Deposits..........................................
Other Liabilities........................................

 Total Liabilities.......................................
Capital Securities.......................................
 Stockholders' Equity....................................

  Total Liabilities and Stockholders' Equity.............

Net Interest Income & Net Interest Margin ...............      4.46%
Less: Tax Equivalent Adjustment..........................

     Net Interest Income.................................



(1)  Non-accrual loans are included in average loans, net of unearned income.
(2) Unrealized gains/(losses) on available-for-sale securities are recorded in other assets.
(3) Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if the Company's investment in tax exempt money market investments, state and municipal obligations, non-taxable loans, equity securities and U.S. Treasuries had been made in securities and loans subject to Federal, State and Local income taxes yielding the same after tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.75 , $1.58, $1.56, $1.43, and $1.03 for the three and nine months ended September 30, 1999; $N/A, $1.58, $1.56, $1.43, and $1.03 for the three and nine months ended
     September 30, 1998, respectively.


MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

NET INTEREST INCOME (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                         1999                                         1998
                                               -------------------------------------------------------------------------------------
                                                  AVERAGE                     AVERAGE        AVERAGE                       AVERAGE
 (dollars in thousands )                          BALANCE      INTEREST         RATE         BALANCE       INTEREST         RATE
                                               -------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
Securities (2).................................    4,763,573       234,443      6.58%         3,722,703        191,390       6.87%
Loans, net of unearned income (1)..............    5,991,922       370,420      8.27%         5,744,394        371,633       8.65%
Money Market Investments.......................       94,006         5,471      7.78%            52,989          2,197       5.54%
                                               ----------------------------               -----------------------------
  Total Interest Earning Assets................   10,849,501       610,334      7.52%         9,520,086        565,220       7.94%
                                               ----------------------------               -----------------------------

NON INTEREST EARNING ASSETS:
Cash and Due from Banks........................      164,734                                    159,965
Other Assets (2)...............................      304,787                                    332,750
                                               --------------                             --------------
  Total Assets.................................  $11,319,022                                $10,012,801
                                               ==============                             ==============

INTEREST BEARING LIABILITIES:
Savings, N.O.W. & Money Market Deposits........   $2,918,582       $39,036      1.79%        $3,004,426        $49,595       2.21%
Time Deposits..................................    2,266,965        81,514      4.81%         2,428,820         93,388       5.14%
                                               ----------------------------               -----------------------------
  Total Savings and Time Deposits..............    5,185,547       120,550      3.11%         5,433,246        142,983       3.52%
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase...............    3,042,175       125,079      5.50%         2,114,106         92,230       5.83%
Other Borrowings...............................      552,557        21,962      5.31%           234,032         10,675       6.10%
                                               ----------------------------               -----------------------------
  Total Borrowings.............................    3,594,732       147,041      5.47%         2,348,138        102,905       5.86%
                                               ----------------------------               -----------------------------
    Total Interest Bearing Liabilities.........    8,780,279       267,591      4.07%         7,781,384        245,888       4.22%
                                               ----------------------------               -----------------------------
Rate Spread....................................                                 3.45%                                        3.71%

NON-INTEREST BEARING LIABILITIES
Demand Deposits................................    1,336,132                                  1,047,995
Other Liabilities..............................      177,898                                    159,490
                                               --------------                             --------------
 Total Liabilities.............................   10,294,309                                  8,988,869
Capital Securities.............................      199,299                                    199,274
 Stockholders' Equity..........................      825,414                                    824,658
                                               --------------                             --------------
  Total Liabilities and Stockholders' Equity...  $11,319,022                                $10,012,801
                                               ==============                             ==============
Net Interest Income & Net Interest Margin .....                    342,743      4.22%                          319,332       4.48%
Less: Tax Equivalent Adjustment................                    (5,890)                                     (4,236)
                                                             --------------                             ---------------
     Net Interest Income.......................                   $336,853                                    $315,096
                                                             ==============                             ===============

(1)  Non-accrual loans are included in average loans, net of unearned income.
(2) Unrealized gains/(losses) on available-for-sale securities are recorded in other assets.
(3) Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if the Company's investment in tax exempt money market investments, state and municipal obligations, non-taxable loans, equity securities and U.S. Treasuries had been made in securities and loans subject to Federal, State and Local income taxes yielding the same after tax income. The tax equivalent amount for $1.00 of these aforementioned categories was $1.75 , $1.58, $1.56, $1.43, and $1.03 for the three and nine months ended September 30, 1999; $N/A, $1.58, $1.56, $1.43, and $1.03 for the three and nine months ended September 30, 1998, respectively.

NON-INTEREST INCOME

      During the third quarter of 1999, non-interest income, exclusive of net securities gains, increased $.7 million, or 4.5%, to $15.3 million, when compared to $14.7 million in the comparable prior year period. This growth was achieved through a $1.2 million, or 18.6%, increase in fees and service charges on deposit accounts to $7.8 million. This was attributable to increased levels of demand deposit, revisions to deposit fee structures, and the aforementioned deposit integration strategy on liabilities assumed in the NYB merger. This increase was partially offset by a modest decline in investment management, commissions and trust fees.

      Net securities gains recognized during the most recent quarter declined $3.0 million to $.2 million. During the quarter ended September 30, 1998, gains totaling $3.1 million resulted primarily from the sale of certain capital securities issued by other financial institutions.

NON-INTEREST EXPENSE

     Non-interest expense increased $2.2 million in the third quarter of 1999 to $44.4 million, when compared to the comparable prior year period. Compensation and employee benefits increased $2.0 million during this period, due primarily to the Company's expanded use of incentive compensation plans to achieve its objective of growing demand deposits and generating non-interest income, annual merit increases, and increased costs associated with employee benefits. Occupancy and equipment expense increased $.6 million, due primarily to costs associated with the opening of de novo branches in the New York City market.

     In the nine month period ended September 30, 1998, the Company recorded a $6 million intangible asset write-down associated with a purchase transaction of a predecessor acquired business. This asset was reviewed for possible impairment due to the Company's acquisition of NYB and the consolidation of certain overlapping branch locations. The remaining assets and liabilities associated with the acquired business were branch facilities and customer deposit liabilities. The impact of the branch facilities was reviewed and determined to have a de minimis effect on the overall analysis. As of March 1998, the unamortized balance of the intangible asset was $11.2 million and the remaining customer deposit balances were $73.2 million. The Company utilized quoted market prices for branch purchase and sale transactions at the time of the analysis to evaluate the intangible asset's remaining value and, consequently, a $6 million charge was taken for the amount in excess of the current fair market value.

     The Company's core efficiency ratio, which represents the ratio of non-interest expense, net of other real estate costs and other non-recurring charges, to net interest income on a tax equivalent basis and non-interest income, net of securities gains and losses and other non-recurring income, was 33.7% in the 1999 third quarter, as compared with 34.5% for the comparable prior year period. The core efficiency ratio demonstrates management's ability to maintain a disciplined approach to monitoring its operating structure and controlling related costs.

INCOME TAXES

      The effective tax rate for the three and nine months ended September 30, 1999 remained unchanged at 35%, when compared to the effective tax rate, exclusive of the merger related restructure charge and special items recognized during 1998. Management anticipates that the effective tax rate for the remainder of 1999 will remain at approximately 35%.

LOAN PORTFOLIO

      The following table represents the components of the loan portfolio for the periods indicated:


                                       -----------------------------------------------------------------------------------
                                         SEPT. 30,       % OF         DEC. 31,        % OF         SEPT. 30,       % OF
(dollars in thousands)                     1999          TOTAL          1998          TOTAL          1998         TOTAL
                                       -----------------------------------------------------------------------------------
Mortgage Loans-Residential...........     $2,132,903       33%        $1,901,759        33%     $1,914,034         35%
Mortgage Loans-Multi-Family..........      1,675,606       26%         1,651,590        29%      1,661,399         29%
Mortgage Loans-Commercial............      1,216,663       19%         1,104,228        19%      1,106,351         19%
Consumer Loans and Leases............        690,029       11%           481,691         9%        451,978          8%
Commercial & Industrial..............        611,687       10%           520,130         9%        471,665          8%
Construction  and Land Loans.........         72,832        1%            72,026         1%         68,299          1%
                                       ----------------------------------------------------------------------------------
                                          $6,399,720      100%        $5,731,424       100%     $5,673,726        100%
                                       ===================================================================================

      The loan portfolio is concentrated primarily in loans secured by real estate in the New York metropolitan area. The risk inherent in the portfolio is dependent not only upon regional and general economic stability, which affects property values, but also the financial well being and creditworthiness of the borrowers.

      At September 30, 1999, loans outstanding totaled $6.4 billion, as compared to $5.7 billion at December 31, 1998 and September 30, 1998. While experiencing solid growth in most loan categories, the absolute growth in the portfolio balances have been tempered by prepayments. The accelerated level of prepayment activity is due in large measure to the interest rate environment and aggressive pricing levels offered by competitors, principally thrift companies and Wall Street conduits (See "Net Interest Income" section). Management anticipates that loan growth should continue in the near-term.

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

ASSET QUALITY

      The components of non-performing assets and restructured, accruing loans are detailed in the table below:


                                                              ----------------------------------------------
                                                                    SEPT. 30,        DEC. 31,      SEPT. 30,
(in thousands)                                                         1999           1998            1998
                                                              ----------------------------------------------
Loans Ninety Days Past Due and Still Accruing...............          $4,634          $7,684         $7,209
Non-Accrual Loans...........................................          10,684           7,592          9,914
                                                              ----------------------------------------------
Non-Performing Loans........................................          15,318          15,276         17,123
Other Real Estate...........................................             462           3,217          3,269
                                                              ----------------------------------------------
Non-Performing Assets.......................................         $15,780         $18,493        $20,392
                                                              ==============================================
Restructured, Accruing Loans................................               -            $584         $4,298
                                                              ==============================================


      At September 30, 1999, non-performing assets, which include loans 90 days past due and still accruing interest, non-accrual loans, and other real estate, declined by $2.7 million, when compared to $18.5 million at December 31, 1998. Non-performing assets at September 30, 1999 declined $4.6 million, or 22.6%, when compared to $20.4 million at September 30, 1998. This decline was achieved principally through the sale of non-performing assets for cash, principal repayments on loans, the workout of non-performing loans to performing status, and charge-offs. Non-performing loans at September 30, 1999 consisted of $4.7 million in residential mortgages, $5.2 million in consumer loans and leases, $2.3 million in commercial mortgages, $2.4 million in commercial loans, and $.7 million in multi-family mortgages.

ASSET QUALITY (CONTINUED)

      The following table represents a summary of the changes in the allowance for loan losses:


FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                         1999            1998
                                                                           -------------------------------
(dollars in thousands)
Balance at Beginning of Year..............................................         $71,759        $74,393
Provision for Loan Losses.................................................           3,750         14,500
Recoveries Credited to the Allowance......................................           3,406          2,748
                                                                           -------------------------------
                                                                                    78,915         91,641
Losses Charged to the Allowance...........................................         (9,965)       (17,980)
NYB Net Activity for the Three Months Ended December31, 1997..............               -           (55)
                                                                           -------------------------------
Balance at End of Period..................................................         $68,950        $73,606
                                                                           ===============================
Net Charge-Offs to Average Loans..........................................           0.15%          0.36%
Non-Performing Assets to Total Assets.....................................           0.13%          0.20%
Allowance for Loan Losses to Period End Loans, net........................           1.08%          1.30%
Allowance for Loan Losses to Non-performing Loans.........................            450%           430%


      The provision for loan losses for the nine months ended September 30, 1999 declined to $3.8 million, when compared to $14.5 million for the comparable prior year period. Reflected in the 1998 period was a special provision of $11.5 million. This additional provision was due to the sale of $32 million in non-performing and marginally performing loans, at amounts below the loans carrying values, acquired in the NYB merger. Due to the aforementioned sale, the Company recognized a corresponding charge to the allowance for loan losses. This decision was predicated on the fact that management could sell these loans into a liquid market, reinvest the cash into other interest earning assets, and mitigate potential carrying costs associated with their future workout and resolution. Historically, NYB did not actively sell non-performing and marginally performing loans as part of its workout and recovery process. Subsequent to these sales, the Company restored its post-merger reserve coverage ratios to approximate pre-merger levels.

      The determination of the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements is the responsibility of management. The evaluation process is undertaken on a quarterly basis but may increase in frequency should conditions arise that would require management's prompt attention. Conditions giving rise to such action are business combinations, opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development, which may indicate an adverse trend.

      The methodology employed for assessing the appropriateness of the allowance consists of the following criteria:

          [ ] The establishment of reserve amounts for all specifically identified criticized loans, including those arising from business combinations, that have been designated as requiring attention by management's internal loan review program, bank regulatory examinations or the Company's external auditors.

          [ ] An average one year loss factor is applied to smaller balance homogenous types of loans not subject to specific review. These loans include residential 1-4 family properties and consumer loans.

          [ ] An allocation to the remaining loans giving effect to historical loss experience over several years and linked to cyclical trends.

      Recognition is also given to the changed risk profile brought about from previous business combinations, customer knowledge, the results of the ongoing credit-quality monitoring processes and the cyclical nature of economic and business conditions. An important consideration in applying these methodologies is the concentration of real estate related loans located in the New York metropolitan area.

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

      Other evidence used to support the amount of the allowance and its components are as follows:

          [ ] Regulatory examinations

          [ ] The amount and trend of criticized loans

          [ ] Actual losses

          [ ] Peer comparisons with other financial institutions

          [ ] Economic data associated with the real estate market in the Company's market area

          [ ] Opportunities to dispose of marginally performing loans for cash consideration

      Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the allowance for loan losses to be adequate at September 30, 1999.

SECURITIES PORTFOLIO

       The composition of and the amortized cost and estimated fair values of available-for-sale and held-to-maturity securities portfolios were as follows:



                                            SEPTEMBER 30, 1999             DECEMBER 31, 1998               SEPTEMBER 30, 1998
                                         -------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE                           AMORTIZED        FAIR          AMORTIZED         FAIR      AMORTIZED         FAIR
(in thousands)                                 COST          VALUE            COST           VALUE        COST           VALUE
                                         -------------------------------------------------------------------------------------------
U.S. Treasury Securities................      $19,951        $20,013         $30,952        $31,345          $30,955        $31,494
U.S. Government Agencies' Obligations...      118,053        117,582         162,464        167,411          164,387        170,739
Mortgage-Backed Securities..............      802,747        785,397         728,849        731,815          817,467        827,634
CMO's Agency Issuances..................      482,846        466,577         190,249        191,961          286,394        289,993
CMO's Private Issuances.................    1,809,350      1,766,311       1,440,806      1,445,481        1,488,280      1,496,603
Equity Securities.......................      261,172        258,987         202,815        207,626          229,647        231,248
Other Securities........................      193,582        183,330         207,407        204,584          145,756        140,352
                                         -------------------------------------------------------------------------------------------
                                           $3,687,701     $3,598,197      $2,963,542     $2,980,223       $3,162,886     $3,188,063
                                         ===========================================================================================


                                         -------------------------------------------------------------------------------------------
HELD-TO-MATURITY                             AMORTIZED         FAIR         AMORTIZED         FAIR       AMORTIZED         FAIR
(in thousands)                                 COST           VALUE           COST           VALUE         COST           VALUE
                                         -------------------------------------------------------------------------------------------
State & Municipal Obligations...........       77,156         76,634          71,837         73,111            67,256         68,810
Mortgage-Backed Securities..............      466,257        452,681         560,815        562,330           591,593        601,121
CMO's Agency Issuances..................       16,432         16,391          41,988         42,113            57,871         58,327
CMO's Private Issuances.................      699,689        679,613         873,070        872,914           246,907        248,528
Other Securities........................       20,444         20,012          23,835         23,728            25,187         25,381
                                         -------------------------------------------------------------------------------------------
                                           $1,279,978     $1,245,331      $1,571,545     $1,574,196          $988,814     $1,002,167
                                         ===========================================================================================


      Management's strategy is to invest in securities with short-weighted average lives minimizing exposure to future increases in interest rates. These are principally mortgage-backed securities ("MBS") that provide stable cash flows, which may be reinvested at current market interest rates. The combined weighted average life of the held-to-maturity and available-for-sale securities portfolios at September 30, 1999 and 1998 was 3.8 years and 3.6, respectively.

      Collateralized mortgage obligations ("CMO") are collateralized by either U.S. Government Agency MBS's or whole loans, which are principally AAA rated conservative current pay sequentials or planned amortization class ("PAC") structures, with a current weighted average life of approximately 2.6 years.

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

      At September 30, 1999, equity securities maintained in the available-for-sale portfolio were comprised of FHLB common stock and common and preferred stock of certain publicly traded companies. Other securities maintained in the available-for-sale portfolio consist of capital securities of certain financial institutions and corporate bonds.

      At September 30, 1999, securities carried at $3.4 billion were pledged for various purposes as required by law and to secure securities sold under agreements to repurchase and other borrowings.

CAPITAL

     The Company and its bank subsidiaries are subject to the risk based capital guidelines administered by the banking regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including a minimum ratio of Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets of 3% ("Leverage Ratio"). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Company's financial statements. As of September 30, 1999, the most recent notification from the various banking regulators categorized the Company and its bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, a minimum leverage ratio of at least 5% and not be subject to any written order, agreement or directive. There are no conditions or events since such notification that management believes have changed this classification.

      The following table sets forth the Company's regulatory capital at September 30, 1999 and 1998, under the rules applicable at such dates. Management believes that the Company meets all capital adequacy requirements to which it is subject.



                                                            SEPTEMBER 30, 1999            SEPTEMBER 30, 1998
                                                     --------------------------------------------------------------
(dollars in thousands )                                  AMOUNT          Ratio          AMOUNT          RATIO
                                                     --------------------------------------------------------------
Tier 1 Capital......................................        $885,598      12.76%           $965,592      16.58%
Regulatory Requirement..............................         277,645       4.00%            233,008       4.00%
                                                     --------------------------------------------------------------
Excess..............................................        $607,953       8.76%           $732,584      12.58%
                                                     ==============================================================
Total Risk Adjusted Capital.........................        $954,548      13.75%         $1,038,417      17.83%
Regulatory Requirement..............................         555,289       8.00%            466,017       8.00%
                                                     --------------------------------------------------------------
Excess..............................................        $399,259       5.75%           $572,400       9.83%
                                                     ==============================================================
Risk Weighted Assets................................      $6,941,115                     $5,825,209
                                                     ===============                   ============


      The Company's leverage ratio at September 30, 1999 and September 30, 1998 was 7.65% and 9.68%, respectively. The Tier 1, total risk-based and leverage capital ratios of North Fork were 10.95%, 11.96%, and 6.45%, respectively, at September 30, 1999.

      The Company's regulatory capital ratios, when comparing September 30, 1999 to September 30, 1998, were impacted by (a) management's decision to utilize its excess capital by increasing its level of interest earning assets (see the "Net Interest Income" section for further discussion); and (b) the acquisition of treasury shares under the October 1998 share repurchase program and the August 1999 purchase program instituted in connection with the Reliance purchase transaction (see the "Pending Business Combinations" section for further discussion). While there can be no assurances provided relative to the Company's success in purchasing the remaining shares, management believes that it can be accomplished prior to consummation of the Reliance transaction funded principally with dividends from North Fork. Upon completion of the share purchase program, both the Company and North Fork will continue to meet the regulatory capital guidelines for well-capitalized institutions. (See the Liquidity" section for a further discussion on dividend availability from North Fork.)

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

     The Company's information systems are primarily processed in-house, using programs developed by third-party vendors and to a lesser extent, utilizing third-party service providers. Therefore, the direct effort to correct Y2K issues has been undertaken largely by third parties and has not been within the Company's direct control. The Company has brought mission critical systems into compliance through the installation of updated or replacement programs developed by these third parties.

     The Company began addressing the Y2K date change in October 1996 with the establishment of a Y2K Committee ("the Committee"). The Committee is comprised of senior management and personnel representing various areas directly or indirectly affected by the Y2K date change. A formal Year 2000 program was developed by the Committee and initially approved by the Board of Directors in 1997. The Committee completed an assessment of its information technology ("IT") and non-IT systems, identified mission critical systems, and created a formal tracking system. Mission critical systems have been defined as all computer hardware and software necessary for the successful continuation of a core business activity.

     In addition to the computer systems identified as mission critical, the Committee also identified other essential services that may be impacted by Y2K date change such as utilities, telecommunications, and credit bureau information. The Committee communicates with the providers of these essential services to monitor their progress in addressing Y2K issues. To date, no information has been provided to suggest such essential services are not Y2K compliant.

     The Company's plan to address the Y2K date change was developed in accordance with the management process outlined in the Federal Financial Institutions Examination Council ("FFIEC") Year 2000 statement issued on May 5, 1997, which consisted of the following phases: (a) awareness; (b) assessment;
(c) renovation; (d) validation; and (e) implementation. Numerous subsequent FFIEC statements have been issued, which have been incorporated into the Year 2000 program. The Company has completed each of these phases and management believes that the Company is Year 2000 ready. On an ongoing basis, third-party service provider and vendor progress in addressing the Y2K issue is monitored.

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

      Since implementing the Y2K Program, the Company has expended approximately $2.7 million with external vendors. During the most recent quarter, the Company incurred approximately $.1 million in Y2K related expenses. The principal components of the expenditures incurred have been for the replacement of personal computer equipment and the purchase or upgrade of third-party software. External modification and internal costs have been expensed as incurred. Costs of new hardware and software have been capitalized and are being depreciated in accordance with policies. If the Year 2000 Program is unsuccessful, it may have a material, adverse effect on its future operating results and financial condition.

     Recognizing the importance of customer awareness, the Company provides Y2K information to the various segments of its customer base, including all depositors. Additionally, an assessment of the Y2K readiness of the significant loan customers has been completed and is updated as needed.

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

      Based upon the aforementioned factors regarding the simulation model, projected net interest income for the next twelve months was modeled based on both an immediate rise and fall in interest rates as well as gradual movements in interest rates over the twelve-month period. Based on the information and assumptions in effect at September 30, 1999, management believes that a 100 basis point gradual increase in interest rates over the next twelve months would decrease net interest income by $.5 million, or 3.6%, while a gradual decrease in interest rates would increase net interest income by $.5 million, or 3.6%.

ASSET/LIABILITY MANAGEMENT (CONTINUED)

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

      Sources of liquidity include dividends from its subsidiaries, borrowings, the sale of securities from the available-for-sale portfolio, and funds available through the capital markets. Dividends from the Company's primary subsidiary, North Fork, are limited by New York State Banking Department regulations to the current year's earnings plus the prior two years' retained net profits. Pursuant to this regulation, North Fork had $207.3 million of retained earnings available for dividends as of October 1, 1999. The current dividend availability at North Fork would be sufficient to allow the Company to complete its current share purchase program in connection with the Reliance purchase acquisition (See the "Pending Business Combinations" section for further discussion).

      The Bank subsidiaries have numerous sources of liquidity. These include loan and security principal repayments and maturities, lines-of-credit with other financial institutions, the ability to borrow under repurchase agreements and FHLB advances utilizing its unpledged securities and mortgage related loan portfolios, respectively, the sale of securities from their available-for-sale portfolios, the securitization of loans, whole loan sales, and growth in their core deposit bases.

     The Bank subsidiaries currently have the ability to borrow an additional $2.5 billion on a secured basis, utilizing mortgage related loans and securities as collateral. At September 30, 1999, the Company had $3.0 billion in outstanding borrowings with the FHLB.

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

Date:  November 15, 1999                         /s/ Daniel M. Healy
                                                 -------------------
                                                 Daniel M. Healy
                                                 Executive Vice President &
                                                 Chief Financial Officer