Form 10-K405
period 1999-12-31
NORTH FORK BANCORPORATION INC
filed 2000-03-30
CIK 352510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED          DECEMBER 31, 1999

COMMISSION FILE NUMBER             1-10458

                         NORTH FORK BANCORPORATION, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                     36-3154608
(STATE OR OTHER JURISDICTION OF                              (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

 275 BROAD HOLLOW ROAD, MELVILLE, NEW YORK                   11747
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)         (631) 844-1004

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
COMMON STOCK, PAR                                 NEW YORK STOCK EXCHANGE
VALUE $2.50

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                                   ----------
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X )

     As of March 28, 2000, there were 173,584,524 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's common stock (based on the average stock price on March 27, 2000) held by non-affiliates was approximately $2,929,239,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the specified parts of this Annual Report:

     North Fork Bancorporation, Inc. 1999 Annual Report to Shareholders - Parts I, II and IV.

     North Fork Bancorporation, Inc. 2000 Definitive Proxy Statement for its annual meeting of Stockholders to be held on April 25, 2000- Part III


     CAUTIONARY STATEMENT UNDER FEDERAL SECURITIES LAWS: Certain statements which involve risk and uncertainties contained in this Annual Report on Form 10-K may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs, assumptions and expectations of management of the Company. Words such as "expects," "believes," "should," "plans," "will," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future financial condition, performance or operations and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. Therefore, actual outcomes and results may differ materially from what is indicated or forecasted in such forward-looking statements. Factors that may cause or contribute to such differences include, among others, the following possibilities: (1) changes in economic or market conditions; (2) significantly increased competition among financial services companies; (3) changes in the interest rate environment, which may reduce interest margins; and (4) accounting, tax, legislative or regulatory changes may adversely affect the business in which the Company is engaged. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1 - BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     North Fork Bancorporation, Inc. (the "Company"), with its executive headquarters located in Melville, New York, is a bank holding company organized under the laws of the State of Delaware in 1980 and registered under the Bank Holding Company Act of 1956, as amended. The Company's primary subsidiary, North Fork Bank ("North Fork"), operates through 154 full-service retail banking facilities (inclusive of the locations acquired in the JSB and Reliance transactions) located in the New York metropolitan area. The Company's other bank subsidiary, Superior Savings of New England ("Superior") a Connecticut chartered savings bank located in the Connecticut county of New Haven, operates from one location where it currently conducts a telebanking operation focused on gathering deposits throughout the New England region.

     On March 5, 2000, the Company announced its intention to seek to acquire Dime Bancorp, Inc. ("Dime"). Additional information is set forth in
Note 18 - "Subsequent Event" (page 62) of the Company's 1999 Annual Report to Shareholders included herewith as Exhibit 13 and incorporated herein by reference.

     On August 16, 1999, the Company entered into an Agreement and Plan of Merger with JSB Financial, Inc. ("JSB"), the parent company of Jamaica Savings Bank, whereby it would acquire JSB in a stock-for-stock merger. In connection with the merger, the Company needed to reissue a sufficient number of shares of its treasury stock prior to the consummation of the merger in order that the merger qualify for pooling-of-interests accounting treatment. The necessary treasury shares were reissued on February 18, 2000, in connection with the Reliance transaction described below. On February 29,2000, JSB was merged with and into the Company in accordance with the pooling-of-interests method of accounting. On March 10, 2000, Jamaica Savings Bank was merged with and into North Fork Bank. Pursuant to the merger agreement, the Company issued 3.0 shares of common stock for each share of JSB's common stock outstanding. Accordingly the Company issued 28,312,851 of its common shares and simultaneously retired 6,562,383 of JSB's common shares held in treasury. At December 31, 1999, JSB had total assets of $1.6 billion, deposits of $1.1 billion, and stockholders' equity of $380 million. Jamaica Savings Bank operated from 13 retail-banking facilities in the New York City boroughs of Manhattan and Queens and in Nassau and Suffolk counties, New York.

     On August 30, 1999, the Company entered into an Agreement and Plan of Merger with Reliance Bancorp, Inc. ("Reliance"), the parent company of Reliance Federal Savings Bank, whereby it would acquire Reliance in a stock-for-stock merger accounted for under the purchase method of accounting. On August 30, 1999, simultaneous with the announcement of the merger, the Company's Board of Directors formally approved the purchase of up to 50% of the common shares to be issued in the transaction, or 8.5 million shares. As of December 31, 1999 the Company completed the purchase of 7.8 million shares under the program. The program was completed subsequent to December 31, 1999. On February 18, 2000, Reliance was merged with and into the Company in accordance with the purchase method of accounting. Pursuant to the merger agreement, the Company issued 2.0 shares of its common stock for each share of Reliance's common stock outstanding (17,120,160 common shares were reissued by the Company from its treasury account in satisfaction of the Reliance exchange ratio and the JSB pooling requirement. At December 31, 1999, Reliance had total assets of $2.5 billion, deposits of $1.5 billion, and stockholders' equity of $176 million. Reliance Federal Savings Bank operated from 29 retail-banking facilities throughout Suffolk and Nassau counties, New York, as well as in the New York City borough of Queens.

     During December 1999, the Company announced the formation of North Fork's equipment and vehicle lease finance company, All Points Capital Corp. ("All Points"). All Points provides lease financing products and programs on a national basis to qualified third party originators as well as offering existing business customers equipment-leasing solutions. The Company expects that origination's from this new program will be significant in the near future and will add to the diversity in the loan portfolio through the origination of quality asset based lease receivables.

GENERAL DEVELOPMENT OF BUSINESS (CONTINUED)

     In June 1998, the Company completed its first non-bank acquisition with the purchase of Amivest Corporation ("Amivest"), a privately held investment management and broker/dealer firm located in New York City. At the date of acquisition, Amivest had approximately $700 million in assets under management.

     On March 27, 1998, New York Bancorp Inc. ("NYB"), the parent company of Home Federal Savings Bank ("Home"), was merged with and into the Company in a transaction treated as a tax-free reorganization and accounted for using the pooling-of-interests method of accounting. Pursuant to the merger agreement, the Registrant issued 39.9 million shares of its common stock to NYB shareholders, as adjusted, for the 3-for-2 stock split and simultaneously retired 12.7 million shares, as adjusted, of NYB's common stock held in treasury as of the merger date. NYB had $3.4 billion in total assets, $2.0 billion in net loans, $1.7 billion in deposit liabilities, $140.3 million in capital and operated 35 branches throughout Kings, Queens, Richmond, Nassau and Suffolk counties of New York.

     In anticipation of its merger with NYB, the Company enhanced its regulatory capital ratios through the issuance of $100 million of 8.0% Capital Pass-Through Securities ("Capital Securities") in December 1997. In December 1996, the Company also issued $100 million of 8.70% Capital Securities. At December 31, 1999, the carrying value of these Capital Securities qualified as Tier I capital.

     In December 1997, the Company acquired Superior, formerly Branford Savings Bank; a Connecticut chartered savings bank, in a purchase transaction. At December 31, 1997, Superior had total assets of $179 million, deposits of $160 million, and stockholders' equity of $16.6 million. In October 1998, four of the five Superior branches and $67 million in deposit liabilities were sold for a deposit premium of 9%. The net gain on the sale of the branches was approximately $5.8 million and was utilized to reduce goodwill arising from the original purchase.

     In December 1996, North Side Savings Bank ("North Side") was merged with and into North Fork in a transaction accounted for as a tax-free reorganization and accounted for using the pooling-of-interests method of accounting. North Side had $1.6 billion in total assets, $1.2 billion in deposit liabilities, $124.4 million in capital and operated seventeen full-service banking facilities in the New York City boroughs of Bronx and Queens, as well as Nassau and Suffolk counties of New York. Pursuant to the merger agreement, the Company issued 22.7 million shares of its common stock to North Side shareholders.

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

     In July 1995, the Company acquired Great Neck Bancorp, the parent company of Bank of Great Neck, ("Great Neck") in a purchase transaction. Great Neck had net assets of $91 million, including $49.4 million in net loans and $90.3 million in deposits.

     In November 1994, Metro Bancshares Inc. ("Metro"), the parent company of Bayside Federal Savings Bank ("Bayside"), was merged with and into the Company in a transaction accounted for using the pooling-of-interests method of accounting. Bayside had $1.0 billion in total assets, $.9 billion in deposit liabilities, $83.5 million in capital, and operated thirteen full-service banking facilities in the New York City borough of Queens, and Nassau and Suffolk counties of New York.

     Additionally, the Company operates other non-bank subsidiaries, none of which accounted for a significant portion of the Company's consolidated assets, nor contributed significantly to the Company's consolidated results of operations, at and for the year ended December 31, 1999.

DESCRIPTION OF BUSINESS

     The Company, through its primary subsidiary North Fork and its investment management and broker/dealer subsidiaries, Compass Investment Services Corp ("Compass") and Amivest Corporation, provides a variety of banking and financial services to middle market and small business organizations, local governmental units, and retail customers in the New York metropolitan area. Additionally, the Registrant conducts a telebanking operation through its other bank subsidiary, Superior. The Company's major competitors across the entire line of its products and services are local branches of large money-center banks headquartered in New York City and other major commercial banks headquartered in New York State and elsewhere. North Fork also competes with other independent commercial banks in its marketplace for loans and deposits; with local savings and loan associations and savings banks for deposits and mortgage loans; with credit unions for deposits and consumer loans; with insurance companies and money market funds for deposits; and with local consumer finance organizations and the financing affiliates of consumer goods manufacturers (especially automobile manufacturers) for consumer loans. In setting rate structures for loan and deposit products, management refers to a wide variety of financial information and indices, including the rates charged or paid by the major money-center banks, both locally and in the commercial centers, and the rates fixed periodically by smaller, local competitors. Superior currently competes with financial institutions throughout the New England region for deposits.

     The Company and its subsidiaries, in their normal course of business, are subject to various regulatory statutes and guidelines. Additional information is set forth under the caption "Capital" (pages 28 - 29) in Management's Discussion and Analysis and "Note 14 - Regulatory Matters" (pages 58 - 59) of the Company's 1999 Annual Report to Shareholders included as Exhibit 13 herewith and incorporated herein by reference.

     As of December 31, 1999, the Company and its consolidated subsidiaries had 1,783 full-time equivalent employees.

ITEM 2 - PROPERTIES

     The executive and administrative offices of the Company and its bank subsidiaries are located at 275 Broad Hollow Road, Melville, New York. The Company currently leases 83,000 square feet of the facility, representing approximately 70% of its rentable space.

     North Fork maintains its data processing and operations center in a 53,000 square foot, owned facility, located at 9025 Main Road, Mattituck, New York.

     Superior operates from an owned facility, located at 45 South Main Street, Branford, Connecticut.

     Amivest conducts its investment management and broker/dealer operations at 767 Fifth Avenue, New York, New York. Amivest currently leases space on the 50th floor of the building.

     At December 31, 1999, the Company's bank subsidiaries owned 56 of their branch offices (see "Note 6 - Premises and Equipment" (page 49) of the Company's 1999 Annual Report to Shareholders included as Exhibit 13 herewith and incorporated herein by reference) and leased 58 branch offices under various lease arrangements expiring at various times through 2016 (see "Note 16 - Other Commitments and Contingent Liabilities (b) Lease Commitments" (page 60) of the Company's 1999 Annual Report to Shareholders included as Exhibit 13 herewith and incorporated herein by reference). The Company is also obligated under various other leases for facilities that have been vacated, as a result of its consolidation of operations following its merger and acquisition activities. The facilities owned or occupied under a lease are considered by management to be well located and suitably equipped to serve as banking and financial services facilities.

ITEM 3 - LEGAL PROCEEDINGS

     On March 6, 2000, we filed a complaint against Dime, certain members of the board of directors of Dime ("Dime Board"), and Hudson United Bancorp ("Hudson") in the Court of Chancery of the State of Delaware, alleging, among other things, breaches of fiduciary duties by the Dime board in connection with the Dime-Hudson merger agreement. We also allege in the complaint that Hudson has aided and abetted the Dime board's breaches of its fiduciary duties. We believe that the board of directors of Dime has violated its fiduciary duties to Dime stockholders by agreeing to provisions in the Dime-Hudson merger agreement which are designed to inhibit any competing offers for Dime from the Company or anyone else, including (a) its agreement not to enter into any discussions with or furnish any confidential information to any person making an offer to merge with or acquire Dime, (b) its agreement to recommend the proposed Dime-Hudson merger to Dime stockholders under any and all circumstances, even if a third party makes a superior proposal to merge with or acquire Dime and (c) its agreement that Dime may not terminate the merger agreement prior to June 30, 2000, even if Dime stockholders fail to approve the proposed Dime-Hudson merger. Our complaint seeks, among other things, an order invalidating these provisions of the Dime-Hudson merger agreement.

     On March 9, 2000, we amended our complaint to include allegations that the Dime board had violated its fiduciary duties by, among other things, forcing a premature stockholder vote under circumstances where Dime stockholders have been coerced, misled and insufficiently informed. We also alleged in the amended complaint that Dime's proxy statement supplement contains materially false and misleading information.

     Also on March 9, 2000, we brought a motion in the Court of Chancery for a temporary restraining order to enjoin the Dime stockholder vote at the special meeting initially scheduled for March 15, 2000 until such time as the court rules on our motion, complete and curative disclosures are mailed to Dime's stockholders with a reasonable period for their review, or the court orders otherwise. A hearing was scheduled for Friday, March 10, 2000.

     Later on March 9, 2000, Dime announced that it was postponing its special meeting of stockholders to be held to consider the Dime-Hudson merger until March 24, 2000. In light of the postponement of Dime's special meeting, we subsequently withdrew our motion for a temporary restraining order, and the March 10, 2000 hearing was cancelled. We have not abandoned any of our claims contained in the amended complaint and have reserved our right to renew our motion, if appropriate, following review of Dime's supplemental proxy materials and other disclosures in the form actually distributed to Dime stockholders.

     On March 10, 2000, Dime filed a complaint in the Supreme Court of the State of New York, County of New York, against the Company and FleetBoston, alleging violations of the New York State antitrust laws, including that the Company and FleetBoston conspired to purchase Dime in order to eliminate a combined Dime/Hudson entity from competition in several purported banking markets, that the proposed acquisition of Dime by the Company and FleetBoston will substantially lessen competition and create a monopoly in at least two purported banking markets, and that FleetBoston has monopoly power in banking markets throughout New England and is using its monopoly profits in order to acquire Dime and eliminate a strong new competitor in several purported banking markets throughout New York, Connecticut and New Jersey. Dime's complaint seeks declaratory and injunctive relief, including an order enjoining the Company and FleetBoston from making any coordinated effort to acquire Dime and an order enjoining FleetBoston's pending branch sale transaction with Sovereign Bancorp, Inc., and such other relief as may be granted.

     We believe that the allegations against us in Dime's complain are without merit and we intend to contest Dime's allegations vigorously. Among other things, we believe that the alleged market area in New York in which Dime alleges that competition will be diminished is inconsistent with applicable precedent, including recent orders of the Federal Reserve Board and thus does not present the appropriate area in which to assess competitive effects. We believe that the banking competition in the Metropolitan New York-New Jersey banking market, as defined by the Federal Reserve Bank of New York, is vigorous and will not be impacted adversely by the Company's acquisition of Dime. Furthermore, we believe not only that Dime will be unable to substantiate its claims, but also that the New York State regulatory scheme set out under the Bank Holding Company Act, which places exclusive jurisdiction to review and approve bank holding company mergers and acquisitions with the Federal Reserve Board and the U.S. Department of Justice. We understand that FleetBoston also believes that the allegations against it in Dime's complaint are without merit and that FleetBoston intends to contest Dime's allegations vigorously.

     On March 13, 2000, we filed a motion in the Court of Chancery to enjoin Dime from taking any further steps to prosecute the New York action on the grounds that the New York action arises out of the same nucleus of operative facts as those involved in the Delaware litigation and would necessarily involve adjudication of matters relating to the Delaware litigation.

     On March 17, 2000, Dime filed a response with the Delaware court opposing the Company's motion to stay Dime's antitrust action in New York. On March 20, 2000, the Delaware court denied the Company's motion.

     On March 17, 2000, the Company moved for an expedited hearing and partial summary judgment with respect to its claims in the Delaware litigation. A briefing schedule on that motion has been established and a hearing has been set for April 17, 2000.

     On March 21, 2000, Dime filed a complaint in the United States District Court for the Eastern District of New York against the Company and the individual members of the Company's board of directors alleging claims under the federal securities laws based on what Dime has claimed are material misstatements and omissions in the proxy solicitation and exchange offer material filed by the Company with the SEC. Dime's claim seeks injunctive and other relief. The Company believes that the claims alleged by Dime in its complaint are without merit and intends to contest the action vigorously.



     Additional information required by this item is set forth in "Note 16 - Other Commitments and Contingent Liabilities (c) Other Matters" (page 60) and "Note 18 - Subsequent Event" (page 62) of the Company's 1999 Annual Report to Shareholders included herewith as Exhibit 13 and incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of 1999.

ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, position and business experience during the past five years of each of the executive officers of the Company as of January 1, 2000, are presented in the following table. The officers are elected annually by the Board of Directors.

Name                  Age         Positions Held in Most Recent 5 Years
----                  ---         -------------------------------------

John A. Kanas         53          Chairman, President and
                                  Chief Executive Officer of the
                                  Company and North Fork, throughout
                                  the past five years.

John Bohlsen          57          Vice Chairman of the Company and North Fork.
                                  Mr. Bohlsen also has been President of the Helm Development Corp., a real estate company, throughout the past five years.

Thomas M. O'Brien     49          Vice Chairman of the Company and North Fork
                                  (since January 1997). Previously, Mr. O'Brien was Chairman, President and Chief Executive
                                  Officer of North Side Savings Bank.

Daniel M. Healy       57          Executive Vice President and Chief Financial
                                  Officer of the Company throughout the past five years.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange under the symbol NFB. As of March 27, 2000, there were 7,395 shareholders of record of the Company's common stock.

     For additional information regarding dividends and restrictions thereon, and market price information, refer to the "Selected Financial Data" (pages 12-13), and "Liquidity" (page 23) sections of Management's Discussion and Analysis, the "Selected Statistical Data" (page 33), and "Note 14 - Regulatory Matters" (page 58-59) of the Company's 1999 Annual Report to Shareholders included herewith as Exhibit 13 and incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA

     The information required by this item is set forth in "Selected Financial Data" (pages 12-13) of the Company's 1999 Annual Report to Shareholders included herewith as Exhibit 13 and incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is set forth in "Management's Discussion and Analysis", (pages 14-33) of the Company's 1999 Annual Report to Shareholders included herewith as Exhibit 13 and incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is set forth in Management's Discussion and Analysis, (pages 14-33) of the Company's 1999 Annual Report to Shareholders included herewith as Exhibit 13 and incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth under the captions "Selected Statistical Data" (page 33); the Consolidated Financial Statements (pages 34-39); the Notes to the Consolidated Financial Statements (pages 40-63); the Independent Auditors' Report (page 64); and the Report of Management (page
65) of the Company's 1999 Annual Report to Shareholders included herewith as
Exhibit 13 and incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure as defined in Item 304 of Regulation S-K.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is set forth under the caption "Election of Directors and Information with Respect to Directors and Officers" (pages 4-7) in the Company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on Tuesday, April 25, 2000, which is incorporated herein by reference, and in Part I of this report under the caption Item 4A "Executive Officers of the Registrant".

ITEM 11 - EXECUTIVE COMPENSATION

     The information required by this item is set forth under the captions "Compensation of Directors" (page 9), "Executive Compensation" (pages 10-26), and "Retirement Plans" (pages 26-27) in the Company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held April 25, 2000, which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth under the caption "Certain Beneficial Ownership" and "Nominees for Director and Directors Continuing in Office" (pages 2-4) in the Company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held April 25, 2000, which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth under the caption "Transactions with Directors, Executive Officers and Associated Persons" (page
27) in the Company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held April 25, 2000, which is incorporated herein by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The consolidated financial statements, including notes thereto, and financial schedules of the Company, required in response to this item as set forth in response to Part II, Item 8 of this Annual Report are incorporated herein by reference to the Company's 1999 Annual Report to Shareholders filed herewith as Exhibit 13.

          1.  Financial Statements                                 Page No.
              --------------------                                 --------
              Consolidated Statements of Income                       34
              Consolidated Balance Sheets                             35
              Consolidated Statements of Cash Flows                  36-37
              Consolidated Statements of Changes
                in Stockholders' Equity                               38
              Consolidated Statements of
                Comprehensive Income                                  39
              Notes to Consolidated Financial Statements             40-63
              Independent Auditors' Report                            64
              Report of Management                                    65

          2.  Financial Statement Schedules
              -----------------------------

              Schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the consolidated financial statements of the Company have been omitted because they are either not required, are not applicable or are included in the consolidated financial statements or notes thereto, which are incorporated herein by reference to the Company's 1999 Annual Report to Shareholders filed herewith as Exhibit 13.

          3.  Exhibits
              --------

              The exhibits listed on the Exhibit Index page of this Annual Report are incorporated herein by reference or filed herewith as required by Item 601 of Regulation S-K (each management contract or compensatory plan or arrangement listed therein is identified).

     (b) Current Reports on Form 8-K filed during the fourth quarter of 1999 are as follows:

          On October 22, 1999, the Company filed a Current Report stating that it had issued a press release regarding its third quarter and year-to-date 1999 financial results.

          On December 29, 1999, the Company filed a Current Report containing, as exhibits, the Agreement and Plan of Mergers (as amended and restated) for both the Reliance Bancorp, Inc. (Exhibit 2.1) and the JSB Financial, Inc. (Exhibit 2.2) transactions.



     Pursuant to the requirements of Section 13 or 15(d) of this Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NORTH FORK BANCORPORATION, INC.



                                    BY:   /s/ John A. Kanas
                                         ------------------
                                           JOHN A. KANAS
                                           President and Chief Executive Officer

                                           Dated:   March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Title                          Date
---------                             -----                          ----

/s/ John A. Kanas             Chairman of the Board,            March 28, 2000
-------------------------     President and Chief Executive
John A. Kanas                 Officer
                              (Principal Executive Officer)


/s/ Daniel M. Healy           Director                          March 28, 2000
-------------------------     Executive Vice President and
Daniel M. Healy               Chief Financial Officer
                              Principal Accounting Officer)

/s/ John Bohlsen              Director                          March 28, 2000
-------------------------     Vice Chairman of the Board
John Bohlsen

/s/ Thomas M. O'Brien         Director                          March 28, 2000
-------------------------     Vice Chairman of the Board
Thomas M. O'Brien

/s/ Irvin L. Cherashore       Director                          March 28, 2000
-------------------------
Irvin L. Cherashore

/s/ Park T. Adikes            Director                          March 28, 2000
-------------------------
Park T. Adikes

/s/ Allan C. Dickerson        Director                          March 28, 2000
-------------------------
Allan C. Dickerson

/s/ Lloyd A. Gerard           Director                          March 28, 2000
-------------------------
Lloyd A. Gerard

/s/ Patrick E. Malloy III     Director                          March 28, 2000
-------------------------
Patrick E. Malloy III

/s/ Raymond A. Nielsen        Director                          March 28, 2000
-------------------------
Raymond A. Nielsen

/s/ James F. Reeve            Director                          March 28, 2000
-------------------------
James F. Reeve

/s/ George H. Rowsom          Director                          March 28, 2000
-------------------------
George H. Rowsom

/s/ Dr. Kurt R. Schmeller     Director                          March 28, 2000
-------------------------
Dr. Kurt R. Schmeller

/s/ Raymond W. Terry, Jr.     Director                          March 28, 2000
-------------------------
Raymond W. Terry, Jr.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                    DESCRIPTION                                  METHOD OF FILING
------                    -----------                                  ----------------
2.1               Amended and Restated Agreement                Previously filed on Form  8-K
                  and Plan of Merger, dated as of               as Exhibit 2.2 dated December 29, 1999 and
                  August 16, 1999, between North                incorporated herein by reference.
                  Fork Bancorporation, Inc. and
                  JSB Financial, Inc.

2.2               Amended and Restated Agreement                Previously filed on Form  8-K
                  and Plan of Merger, dated as of               as Exhibit 2.1 dated December 29, 1999 and
                  August 30, 1999, between North                incorporated herein by reference.
                  Fork Bancorporation, Inc. and
                  Reliance Bancorp, Inc.

3.1               Articles of Incorporation of North            Filed herewith.
                  Fork Bancorporation, Inc.

3.2               By-Laws of North Fork Bancorporation,         Previously filed on  Form 10-K for the year ended
                  Inc., as amended, effective October 29,       December 31, 1998, dated March 29, 1999, as
                  1998.                                         Exhibit 3.2 and incorporated herein by reference.

4.1               Prospectus included in the North Fork         Previously filed with Post-Effective Amendment
                  Capital Trust I offer to exchange its         No. 1 to the Registrants' registration statement on
                  8.70% Capital Trust Pass-Through              Form S-4, dated May 2, 1997 (Registration No.
                  Securities, which have been registered        333-24419) and incorporated herein by reference.
                  under the Securities Act of 1933 for
                  all of its outstanding 8.70% original
                  Capital Trust Pass-Through Securities.

4.2               Prospectus for North Fork Capital             Previously filed with Post-Effective Amendment
                  Trust II issuance of Capital Trust            No. 1 to the Registrants' registration statement on
                  Pass-Through Securities.                      Form S-3, dated November 21, 1997 (Registration
                                                                No. 333-40311) and incorporated herein by
                                                                reference.

4.3               Prospectus for Reliance Capital Trust         Previously filed by Reliance Bancorp, Inc on Form
                  I, issuance of Capital Trust Pass-            S-4, dated October 13, 1998 (Registration No. 333-64219)
                  Through Securities.                           and incorporated by reference.

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

10.2(a)           North Fork Bancorporation, Inc.               Previously filed on Form S-8, dated August 29,
                  1985 Incentive Stock Option Plan.             1985 (Registration No. 2-99984) and incorporated
                                                                herein by reference.

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

10.10(a)          Form of Non-Qualified Stock Option            Filed herewith.
                  Agreement entered into between North
                  Fork Bancorporation, Inc. and John A.
                  Kanas, John Bohlsen, Thomas M.
                  O'Brien and Daniel M. Healy dated
                  December 13, 1999.

10.11(a)          Form of Restricted Stock Agreement,           Filed herewith.
                  entered into between North Fork
                  Bancorporation, Inc. and John A.
                  Kanas, John Bohlsen, Thomas M.
                  O'Brien and Daniel M. Healy dated
                  December 13, 1999.

10.12(a)          North Fork Bancorporation, Inc. 1999          Filed herewith.
                  Stock Compensation Plan.

EXHIBIT
NUMBER                    DESCRIPTION                                  METHOD OF FILING
------                    -----------                                  ----------------
10.13(a)          North Fork Bancorporation, Inc. 1997          Previously filed on Form S-8, dated June 8, 1998
                  Non-Officer Stock Plan.                       (Registration No. 333-56329) and
                                                                incorporated herein by reference.

10.14(a)          North Fork Bancorporation, Inc. 1998          Filed herewith.
                  Stock Compensation Plan, as amended.


10.15(a)          Form of Consulting Agreement, as entered      Filed herewith.
                  into between North Fork Bancorporation,
                  Inc. and Raymond A. Nielsen, III dated
                  December 29, 1999.

10.16(a)          Form of Consulting Agreement, as entered      Filed herewith.
                  into between North Fork Bancorporation,
                  Inc. and Thomas M. O'Brien dated
                  December 31, 1999.

11                Statement re: Computation of                  Filed herewith.
                  Earnings Per Share.

13                Pages 12 through 65 of the Company's          Filed herewith.
                  1999 Annual Report to Shareholders
                  that are incorporated herein by
                  reference.

21                Subsidiaries of Company.                      Filed herewith.

23                Accountants' Consent.                         Filed herewith.

27                Financial Data Schedule.                      Only included in electronic filing.

     (a)  Management contract or compensatory plan or arrangement.