Form 10-Q
period 2000-03-31
NORTH FORK BANCORPORATION INC
filed 2000-05-15
CIK 352510

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED:             MARCH 31, 2000


                         NORTH FORK BANCORPORATION, INC.
               (Exact name of Company as specified in its charter)


         DELAWARE                                             36-3154608
(State or other Jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)


275 BROADHOLLOW ROAD, MELVILLE, NEW YORK                      11747
(Address of principal executive offices)                    (Zip Code)


                                 (631) 844-1004
                (Company's telephone number, including area code)



Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                           Yes /X/      No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS OF COMMON STOCK                      NUMBER OF SHARES OUTSTANDING 05/11/00
   $.01 PAR VALUE                                       173,746,185

                                      INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         North Fork Bancorporation, Inc. and Subsidiaries.
              1)  Consolidated Balance Sheets.
              2)  Consolidated Statements of Income.
              3)  Consolidated Statements of Cash Flows.
              4)  Consolidated Statements of Changes in Stockholders' Equity.
              5)  Consolidated Statements of Comprehensive Income.
              6)  Notes to Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         The information required by this item is contained throughout Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated by reference.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


         LITIGATION INVOLVING DIME BANCORP, INC.

         The Company is a party to three separate lawsuits in connection with its pending offer to acquire all of the outstanding common stock of Dime Bancorp, Inc. ("Dime"). A complete description of this litigation is contained in the section captioned "The Offer - Litigation" on pages 46 through 52 of Amendment No. 3 to the Company's Registration Statement on Form S-4, Registration No. 333-32492, filed with the Securities and Exchange Commission on May 15, 2000 (the "Exchange Offer S-4"). The description of the litigation set forth on pages 46 through 52 of the Exchange Offer S-4 is included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference in response to Item 1 of Part II of Form 10-Q.

PART II.  OTHER INFORMATION (CONTINUED)

ITEM 2.  CHANGES IN SECURITIES
         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a) A special meeting of Stockholders was held on Friday, February 11, 2000, for the following purposes:

          1) To consider and vote upon a proposal to approve and adopt the Amended and Restated Agreement and Plan of Merger, dated as of August 16, 1999, by and between North Fork Bancorporation, Inc. and JSB Financial, Inc., including the related issuance of North Fork Bancorporation, Inc. common stock. The Company's stockholders approved the merger with 88,689,718 affirmative votes cast, 918,584 negative votes cast, and 453,082 votes abstaining.

          2) To consider and vote upon a proposal to amend the Company's certificate of incorporation to increase the number of authorized shares of its common stock from 200 million to 500 million and to reduce the par value of its common stock from $2.50 per share to $.01 per share. The Company's stockholders approved the amendment with 103,972,881 affirmative votes cast, 4,517,917 negative votes cast, and 420,860 votes abstaining.

ITEM 5.  OTHER INFORMATION
         Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are submitted herewith:

        (a)   Exhibit #   Description

                (11)    Statement Re: Computation of Per Share Earnings.

                (27)    Financial Data Schedule

                (99.1) Description of certain litigation involving the Company (incorporated by reference to the section entitled "The Offer-Litigation" on pages 46-52 of Amendment No. 3 to the Company's Registration Statement filed on Form S-4 (registration no. 333-32492) filed with the Securities and Exchange Commission (the "Commission") on May 15,
                        2000).

        (b)     Current Reports on Form 8-K

                1) Current Report on Form 8-K dated January 11, 2000 (announcing that the Company had received the requisite regulatory approvals necessary to acquire JSB Financial, Inc. ("JSB")).

                2) Current Report on Form 8-K dated February 1, 2000 (announcing that the Company and JSB had entered into a stipulation and agreement of compromise and settlement with regards to a purported class action lawsuit filed on January 14, 2000).

                3) Current Report on Form 8-K dated March 3, 2000 (announcing that the Company had completed its acquisition of Reliance Bancorp, Inc. ("Reliance") as of the close of business February 18, 2000 and JSB Financial, Inc. as of the close of business February 29,
                        2000).

                4) Current Report on Form 8-K dated March 13, 2000 (reporting that the Company announced on March 5, 2000 its intention to commence an offer to exchange each outstanding share of common stock of Dime Bancorp, Inc. ("Dime")).

                5) Current Report on Form 8-K dated March 13, 2000 (announcing that ISS, Institutional Shareholder Services, had reissued a research report on the proposed merger of Dime and Hudson United Bancorp recommending that Dime shareholders vote against the merger in light of North Fork's superior offer to acquire Dime).

                6) Current Report on Form 8-K dated March 14, 2000 (containing the audited supplemental consolidated balance sheets of the Company as of December 31, 1998 and 1997, and the audited supplemental consolidated statements of income, cash flows, changes in stockholders' equity, and comprehensive income for each of the years in the three-year period ended December 31, 1998. The financial statements give retroactive effect to the merger of the Company and JSB on February 29, 2000.)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

                7) Current Report on Form 8-K/A dated March 28, 2000 (amending the Current Report on Form 8-K filed with the Commission on March 3, 2000).

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                  -------------------------------------------
                                                                                   MARCH 31,     DECEMBER 31,    MARCH 31,
(in thousands, except share amounts)                                                  2000           1999           1999
                                                                                  -------------------------------------------
ASSETS:
Cash & Due from Banks...........................................................      $221,647         $317,434     $153,072
Money Market Investments........................................................        14,405           85,767       86,450
Securities:
   Available-for-Sale ..........................................................     3,899,591        3,682,210    3,541,327
   Held-to-Maturity.............................................................     1,279,489        1,351,504    1,690,469
                                                                                  -------------------------------------------
      Total Securities..........................................................     5,179,080        5,033,714    5,231,796
                                                                                  -------------------------------------------
Loans...........................................................................     8,886,255        7,913,328    7,104,471
  Less: Unearned Income.........................................................        18,107           15,640       18,549
            Allowance for Loan Losses...........................................        87,491           74,525       76,133
                                                                                  -------------------------------------------
                  Net Loans.....................................................     8,780,657        7,823,163    7,009,789
                                                                                  -------------------------------------------
Intangible Assets...............................................................       358,220           79,151       82,602
Premises & Equipment............................................................       102,325           92,652       90,095
Accrued Income Receivable.......................................................        91,154           78,651       80,060
Other Assets....................................................................       277,394          165,624      100,393
                                                                                  -------------------------------------------
     Total Assets...............................................................   $15,024,882      $13,676,156  $12,834,257
                                                                                  ===========================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Demand Deposits.................................................................    $1,718,987       $1,558,044   $1,336,433
Savings, NOW &  Money Market Deposits...........................................     4,180,785        3,598,481    3,554,780
Other Time Deposits.............................................................     2,530,193        1,965,827    2,020,700
Certificates of Deposit,  $100,000 & Over.......................................       604,080          519,211      736,289
                                                                                  -------------------------------------------
     Total Deposits.............................................................     9,034,045        7,641,563    7,648,202
                                                                                  -------------------------------------------
Federal Funds Purchased & Securities Sold Under
   Agreements to Repurchase.....................................................     2,512,204        2,665,200    3,331,796
Federal Home Loan Bank Advances.................................................     1,744,577        1,894,000      210,000
Senior Note Payable.............................................................             -                -       25,000
Accrued Expenses & Other Liabilities............................................       196,707          276,981      201,153
                                                                                  -------------------------------------------
      Total Liabilities.........................................................   $13,487,533      $12,477,744  $11,416,151
                                                                                  -------------------------------------------

Capital Securities..............................................................      $244,320         $199,314     $199,295

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $1.00; authorized 10,000,000 shares, Unissued........             -                -            -
Common stock, par value $0.01; authorized 500,000,000 shares;
    issued 173,784,484 shares at March 31, 2000.................................         1,738            1,931        1,930
Additional Paid in Capital......................................................       355,373          565,749      564,016
Retained Earnings...............................................................     1,005,146        1,026,546      914,553
Accumulated Other Comprehensive Income - Unrealized (Losses)/Gains
    on Securities Available-for-Sale, net of taxes..............................      (32,921)         (37,818)       39,271
Deferred Compensation...........................................................      (32,403)         (32,777)     (28,308)
Treasury Stock at cost;  202,418 shares at March 31, 2000.......................       (3,904)        (524,533)    (272,651)
                                                                                  -------------------------------------------
      Total Stockholders' Equity................................................     1,293,029          999,098    1,218,811
                                                                                  -------------------------------------------
      Total Liabilities and Stockholders' Equity................................   $15,024,882      $13,676,156  $12,834,257
                                                                                  ===========================================

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                                                       THREE MONTHS ENDED
                                                                                                  ---------------------------
                                                                                                    MARCH 31,    MARCH 31,
(in thousands, except per share amounts)                                                              2000          1999
                                                                                                  ---------------------------
INTEREST INCOME:
Loans..........................................................................................        $168,924     $144,285
Mortgage-Backed Securities.....................................................................          70,798       64,203
Other Securities...............................................................................           9,707        9,141
U.S. Treasury & Government Agency Securities...................................................           2,441        3,059
State & Municipal Obligations..................................................................             919          809
Money Market Investments.......................................................................           1,185        1,044
                                                                                                  ---------------------------
Total Interest Income..........................................................................         253,974      222,541
                                                                                                  ---------------------------

INTEREST EXPENSE:
Savings, NOW & Money Market Deposits...........................................................          18,909       16,564
Other Time Deposits............................................................................          26,454       24,434
Certificates of Deposit, $100,000 & Over.......................................................           7,187        8,191
Federal Funds Purchased & Securities Sold Under
   Agreements to Repurchase....................................................................          33,580       42,178
Other Borrowings...............................................................................          28,707        1,810
                                                                                                  ---------------------------
   Total Interest Expense......................................................................         114,837       93,177
                                                                                                  ---------------------------
   Net Interest Income.........................................................................         139,137      129,364
Provision for Loan Losses......................................................................           9,000        1,257
                                                                                                  ---------------------------
   Net Interest Income after Provision for Loan Losses.........................................         130,137      128,107
                                                                                                  ---------------------------

NON-INTEREST INCOME:
Fees & Service Charges on Deposit Accounts.....................................................           8,455        6,698
Investment Management, Commissions & Trust Fees................................................           4,734        4,369
Mortgage Banking Operations....................................................................             855          941
Other Operating Income.........................................................................           5,223        3,270
Net Gain on Sale of Loans......................................................................           2,303            -
Net Securities (Losses)/Gains..................................................................        (19,748)        2,703
                                                                                                  ---------------------------
     Total Non-Interest Income.................................................................           1,822       17,981
                                                                                                  ---------------------------

NON-INTEREST EXPENSE:
Compensation & Employee Benefits...............................................................          28,608       25,327
Occupancy & Equipment, Net.....................................................................           8,920        8,345
Capital Securities Costs.......................................................................           4,634        4,211
Amortization of Intangible Assets..............................................................           3,318        2,075
Other Operating Expenses.......................................................................          17,374       10,702
Merger Related Restructure Charge..............................................................          50,499            -
                                                                                                  ---------------------------
    Total Non-Interest Expense.................................................................         113,353       50,660
                                                                                                  ---------------------------
Income Before Income Taxes.....................................................................          18,606       95,428
Provision for Income Taxes.....................................................................          16,694       34,381
                                                                                                  ---------------------------
     Net Income................................................................................          $1,912      $61,047
                                                                                                  ===========================

PER SHARE:
Earnings Per Share - Basic.....................................................................           $0.01        $0.36
Earnings Per Share - Diluted...................................................................           $0.01        $0.36
Cash Dividends.................................................................................           $0.18        $0.15

Weighted Average Shares Outstanding - Basic....................................................         162,316      167,444
Weighted Average Shares Outstanding - Diluted..................................................         163,381      169,044


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)


For the Three Months Ended March 31,                                    2000           1999
                                                                   ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                         $     1,912       $  61,047
ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
Provision for Loan Losses                                                9,000           1,257
Depreciation and Amortization                                            3,651           3,568
Amortization of Intangible Assets                                        3,318           2,075
Amortization of Securities Premiums                                      1,469           3,532
Accretion of Discounts and Net Deferred Loan Fees                       (4,346)         (2,547)
Net Securities Losses/(Gains)                                           19,748          (2,703)
Other, Net                                                              (8,656)        (52,414)
                                                                   ---------------------------
  Net Cash Provided by Operating Activities                             26,096          13,815
                                                                   ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Securities Held-to-Maturity                                (3,383)       (179,536)
Maturities, Redemptions, Calls and Principal Repayments on
  Securities Held-to-Maturity                                           75,079         268,279
Purchases of Securities Available-for-Sale                            (280,380)       (941,789)
Proceeds from Sales of Securities Available-for-Sale                 1,103,509          17,010
Maturities and Principal Repayments on Securities
  Available-for-Sale                                                   108,625         434,409
Loans Originated, Net of Principal Repayments and Charge-offs         (245,118)       (238,392)
Proceeds from the Sale of Loans                                        118,080          41,116
Transfers to Other Real Estate, Net of Sales                                39             708
Purchases of Premises and Equipment, Net                                (5,937)         (2,516)
Purchase Acquisition, net of Cash Acquired                              36,858               -
                                                                   ---------------------------
  Net Cash Provided by (Used in) Investing Activities                  979,352        (600,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Decrease)/Increase in Customer Deposits Liabilities              (109,097)         70,817
Net (Decrease)/Increase in Borrowings                               (1,026,423)        526,700
Purchase of Treasury Stock                                             (10,215)        (23,858)
Common Stock Sold for Cash                                                 975           2,603
Cash Dividends Paid                                                    (27,837)        (43,198)
                                                                   ---------------------------
  Net Cash (Used in)/Provided by Financing Activities               (1,172,597)        533,064
  Net Decrease in Cash and Cash Equivalents                           (167,149)        (53,832)

Cash and Cash Equivalents at Beginning of the Period                   403,201         293,354
                                                                   ---------------------------
Cash and Cash Equivalents at End of the Period                        $236,052        $239,522
                                                                   ===========================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:
    Interest Expense                                                  111,090          86,480
                                                                   ==========================
    Income Taxes                                                        1,065          75,857
                                                                   ==========================

During the Year the Company Purchased Various Securities which
  Settled in the Subsequent Period                                     14,851           6,462
                                                                   ==========================

In February 2000, the Company acquired all of the outstanding common stock of Reliance Bancorp, Inc. Each share of Reliance's common stock was exchanged for 2.0 shares of the Company's
common stock. Non-cash activity related to the Reliance
acquisition not reflected above for the period ended
February 18, 2000 are as follows:
Fair Value of Assets Acquired                                      $2,344,276
Intangible Assets                                                     282,387
Common Stock Issued                                                   332,517
                                                                   ----------
Liabilities Assumed                                                $2,294,146
                                                                   ==========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (Dollars in thousands, except per share amounts)



                                                 Additional                    Unrealized
                                       Common     Paid in        Retained      Securities    Deferred      Treasury
                                        Stock     Capital        Earnings        Gains      Compensation    Stock         Total
                                      ---------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998              $1,929    $561,250       $  879,441     $ 50,208       $(28,842)     $(250,260)  $1,213,726
Net income                                   -           -           61,047            -              -              -       61,047
Cash Dividends ($.15 per share)              -           -          (20,999)           -              -              -      (20,999)
Cash Dividends-Acquired Company              -           -           (4,273)           -              -              -       (4,273)
Issuance of Stock (65,711 shares)            1       1,464                -            -              -              -        1,465
Purchase of Treasury Stock (1,226,000)       -           -                -            -              -         (23,858)    (23,858)
Loss on Reissuance of Treasury-Acquired
 Company                                     -           -             (491)           -              -              -         (491)
Restricted Stock Activity, net               -          (1)               -            -            534             (68)        465
Stock Based Compensation Activity, net       -       1,303                -            -              -           1,535       2,838
Amortization of Unrealized Loss on
 Securities Transferred from Available-
 for-Sale to Held-to-Maturity                -           -             (172)         172              -               -           -
Adjustment to Unrealized Gains/(Losses)
 on Securities Available-for-Sale, net
 of taxes                                    -           -                -      (11,109)             -               -     (11,109)
                                        --------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1999                 $1,930    $564,016         $914,553      $39,271       $(28,308)      $(272,651) $1,218,811
                                        ============================================================================================

BALANCE, DECEMBER 31, 1999              $1,931    $565,749       $1,026,546     $(37,818)      $(32,777)     $(524,533)  $  999,098
Net income                                   -           -            1,912            -              -              -        1,912
Cash Dividends ($.18 per share)              -           -          (31,246)           -              -              -      (31,246)
Cash Dividends-Acquired Company              -           -           (4,718)           -              -              -       (4,718)
Issuance of Stock-Reliance Acquisition
  (17,120,160 shares)                        -     (38,989)               -            -              -        357,861      318,872
Fair Value of Options-Reliance
 Acquisition                                 -      14,075                -            -              -              -       14,075
Issuance of Stock (59,206 shares)            1         920                -            -              -             54          975
JSB Common Stock Retired
 (19,687,149 shares)                      (197)   (184,871)          13,539            -              -        171,529            -
Purchases of Treasury Stock
 (636,200 shares)                            -           -                -            -              -        (10,216)     (10,216)
Restricted Stock Activity, net               -         (17)               -            -            374            (75)         282
Stock Based Compensation Activity, net       3      (1,494)            (887)           -              -          1,476         (902)
Adjustment to Unrealized Gains/(Losses)
 on Securities Available-for-Sale, net
 of taxes                                    -           -                 -       4,897              -              -        4,897
                                        --------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2000                 $1,738    $355,373        $1,005,146     $(32,921)     $(32,403)       $(3,904)  $1,293,029
                                        ============================================================================================


See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)



                                                            Three Months Ended
                                                       -----------------------------
                                                         March 31,         March 31,
                                                           2000              1999
                                                       -----------------------------
Net income                                                $ 1,912           $ 61,047
                                                          -------           --------
Other Comprehensive Income, net
  of Income Taxes:
Unrealized Losses on
     Securities Available for Sale                         (7,939)            (9,180)
Less: Reclassification of Realized Losses/(Gains)
     Included in Net Income                                12,836             (1,757)
                                                          -------           --------
Other Comprehensive Income/(Loss)                           4,897            (10,937)
                                                          -------           --------
Comprehensive Income                                      $ 6,809           $ 50,110
                                                          =======           ========

See Accompanying Notes to Consolidated Financial Statements

                         NORTH FORK BANCORPORATION, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 2000 AND 1999

FORWARD LOOKING STATEMENTS

     Certain statements under this caption which involve risk and uncertainties constitute "forward looking statements under the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs, assumptions, and expectations of management of the Company. Words such as "expects", "believes", "should", "plans", "will", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future financial condition, performance or operations and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. Therefore, actual outcomes or results may differ materially from what is indicated or forecasted in such forward-looking statements. Factors that may cause or contribute to such differences include, among others, the following possibilities: (1) changes in economic or market conditions; (2) significantly increased competition among financial service companies; (3) changes in the interest rate environment, which may reduce interest margins; and (4) accounting, tax, legislative or regulatory changes may adversely affect the business in which the Company is engaged.

BASIS OF PRESENTATION

     North Fork Bancorporation, Inc. (the "Company") is a $15.0 billion multi-bank holding company headquartered in Melville, New York. The Company's primary bank subsidiary, North Fork Bank ("North Fork"), operates through 154 full-service retail-banking facilities located in the New York metropolitan area, one of the most densely populated and wealthiest markets in the nation. North Fork focuses on providing superior customer service to both personal and commercial clients by offering the convenience of telephone banking as well as an array of financial products and brokerage/investment management services through its non-bank subsidiaries, Compass Investment Services Corp. ("Compass") and Amivest Corporation ("Amivest"). The Company's other bank subsidiary, Superior Savings of New England ("Superior"), a Connecticut chartered savings bank located in the Connecticut county of New Haven, operates from one location, where it currently conducts a telebanking operation focused on gathering deposits throughout the New England region.

     On February 18, 2000, Reliance Bancorp, Inc. ("Reliance"), the parent company of Reliance Federal Savings Bank, was merged with and into the Company. The transaction has been accounted for in accordance with the purchase method of accounting and, accordingly, the Company's consolidated results of operations reflect Reliance activity subsequent to the acquisition date.

     On February 29, 2000, JSB Financial, Inc. ("JSB"), the parent company of Jamaica Savings Bank ("Jamaica") was merged with and into the Company. The merger has been accounted for in accordance with the pooling-of-interests method of accounting and, accordingly, the Company's consolidated financial statements include the accounts of JSB for all periods reported.

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

     Results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results of operations which may be expected for the full year 2000 or any other interim periods.

     These statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K, which is incorporated herein by reference.

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

     In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" delaying SFAS 133's effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management is currently evaluating the effect SFAS 133 will have on its financial statements. At March 31, 2000, the Company was a party to four interest rate swap contracts with an aggregate notional value of $375 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS
BUSINESS COMBINATIONS

JSB Financial, Inc.

     On February 29, 2000, JSB Financial, Inc., the parent company of Jamaica Savings Bank, was merged with and into the Company in a transaction accounted for in accordance with the pooling-of-interests method of accounting. On March 10, 2000, Jamaica Savings Bank was merged with and into North Fork. Pursuant to the merger agreement, the Company issued 3.0 shares of common stock for each share of JSB's common stock outstanding. Accordingly, the Company issued, 28,312,851 of its common shares, simultaneously retired 19,687,149 shares, as adjusted, of JSB's common stock held in treasury and reserved 2,410,500 common shares for JSB's outstanding stock options at the merger date. JSB had $1.7 billion in total assets, $1.3 billion in loans, net, $1.1 billion in deposit liabilities, and $376.4 million in stockholders' equity at the merger date. Jamaica operated from 13 retail-banking facilities in the New York City boroughs of Manhattan and Queens and in Nassau and Suffolk Counties, New York. The Company's previously reported components of consolidated income and the amounts reflected in the accompanying consolidated statements of income for the three months ended March 31, 1999 are as follows:

                                                                                                        ---------------
                                                                                                          March 31,
                                                                                                             1999
                                                                                                        ---------------
NET INTEREST INCOME:
  As Previously Reported.............................................................................         $110,091
  JSB Financial, Inc.................................................................................           19,273
                                                                                                        ---------------
  Combined...........................................................................................         $129,364
                                                                                                        ===============
NET INCOME:
  As Previously Reported.............................................................................          $53,568
  JSB Financial, Inc.................................................................................            7,479
                                                                                                        ---------------
  Combined...........................................................................................          $61,047
                                                                                                        ===============

     The following table sets forth a summary of the components reflected in the Merger Related Restructure Charge recognized in the Consolidated Statement of Income during the period:

Merger Expense.......................................................................................            $6,534
 Restructure Charge:.................................................................................
     Merger Related Compensation and Severance Costs.................................................            36,419
     Facility and System Costs.......................................................................             5,163
     Other Merger Related Costs......................................................................             2,383
                                                                                                        ----------------
 Total Pre-Tax Merger and Related Restructure Charge.................................................           $50,499
                                                                                                        ================

     Merger expenses consist primarily of investment banking fees, legal fees, other professional fees, and expenses associated with shareholder and customer notifications. The restructure charge component represents merger related compensation and severance costs, which consist primarily of employee severance, compensation arrangements, transitional staffing and related employee benefits expenses. Facility and system costs consist primarily of lease termination charges and equipment write-offs resulting from the consolidation of overlapping branch locations and duplicate headquarters and operational facilities. Also reflected are the costs associated with the cancellation of certain data and item processing contracts and the deconversion of JSB's computer systems. Other merger related costs arise primarily from the application of the Company's accounting practices to the accounts of the merged business and, to a lesser extent, other expenses associated with the integration of operations. Additionally, the Company recorded a $6.6 million tax charge, net of federal benefit, relating to the recapture of Jamaica's bad debt reserve for state and local tax purposes. At March 31, 2000, $12.6 million of the merger related restructure charge was reflected in accrued expenses and other liabilities in the consolidated balance sheet. It is anticipated that the amount of this charge will be substantially paid in 2000, with the exception of certain obligations under long-term lease arrangements.

Reliance Bancorp, Inc.

     On February 18, 2000, Reliance Bancorp, Inc., the parent company of Reliance Federal Savings Bank, was merged with and into the Company in a transaction accounted for using the purchase method of accounting. In accordance with the purchase method of accounting, the accompanying consolidated statements of income include the results of operations for Reliance subsequent to the acquisition date. The consolidated balance sheet reflects the assets and liabilities of Reliance at their estimated fair values. Pursuant to the merger agreement, the Company issued 2.0 shares of its common stock for each share of Reliance's common stock outstanding. The Company reissued from its treasury 17,120,160 common shares in exchange for outstanding Reliance shares and reserved for issuance 1,369,348 common shares for Reliance's outstanding stock options at the date of acquisition. The excess of the Company's cost over the fair value of net assets acquired was approximately $282.4 million and is being amortized on a straight-line basis over 20 years. Operating results for Reliance were not significant during the quarter, consequently, pro forma results for Reliance are not presented.

     Reliance Bancorp, Inc. (continued)

          Reliance had $2.4 billion in total assets, $1.0 billion in loans, $1.5 billion in deposit liabilities, and $175 million in stockholders' equity at the merger date. Reliance Federal Savings Bank operated from 29 retail-banking facilities throughout Suffolk and Nassau Counties, New York, as well as the New York City borough of Queens.

PROPOSED BUSINESS COMBINATION

     Dime Bancorp Inc.

          On March 5, 2000, the Company announced its intention to commence an offer (the "Offer") to exchange .9302 shares of the Company's common stock and $2.00 in cash for each outstanding share of common stock of Dime Bancorp, Inc., a Delaware corporation ("Dime"), the parent company of Dime Savings Bank of New York, FSB. The Company intends promptly after the completion of the Offer to seek to merge Dime with the Company or a wholly owned subsidiary. As a result of the merger, each share of Dime common stock which has not been exchanged or accepted for exchange in the Offer would be converted into the same number of shares of the Company's common stock and the same amount of cash as is paid in the Offer, subject to appraisal rights. The purpose of the Offer is for the Company to acquire control of, and, thereafter, the entire common equity interest in Dime. The Offer is subject to certain conditions including the receipt of all regulatory approvals and the execution of a definitive merger agreement between the Company and Dime. The foregoing description of the Company's proposed acquisition of Dime is qualified in its entirety by reference to Amendment No. 3 to the Company's Registration Statement on Form S-4 (registration no. 333-32492), filed with the Securities and Exchange Commission on May 15, 2000 ("Amendment No. 3"), and any amendments thereto.

          In connection with the Offer, the Company entered into a stock purchase agreement with FleetBoston Financial Corporation ("FleetBoston"). Pursuant to this agreement, FleetBoston agreed to purchase (i) 250,000 shares of the Company's 7.5% Series B Non-Cumulative Convertible Preferred Stock, par value $1.00 per share and with a liquidation preference of $1,000.00 per share, at a conversion price of $18.69 per share of the Company's common stock and (ii) Common Stock Purchase Rights to acquire 7,500,000 shares of the Company's common stock at an exercise price of $17.88 for an aggregate purchase price of $250 million. FleetBoston's investment would be made in connection with, and at the time of the completion of the Offer. A complete description of the Company's arrangement with FleetBoston is more fully described and is qualified in its entirety by reference to Amendment No. 3.

OVERVIEW

     The Company reported net income of $1.9 million, or diluted earnings per share of $.01, for the quarter ended March 31, 2000, as compared with net income of $61.0 million, or diluted earnings per share of $.36 for the quarter ended March 31, 1999. The quarter ended March 31, 2000 included the operating results of Reliance. Net Income and diluted earnings per share were impacted by the recognition of merger related and restructuring costs and other special items. The aggregate of these items was $80.7 million, or $62.6 million after taxes. They included: (a) merger related and restructuring costs of $50.5 million; (b) an additional provision for loan losses of $6.8 million recognized in order to conform the provisioning policies of the acquired institutions to that of the Company and to restore the Company's post-merger reserve coverage ratios to approximate pre-merger levels; (c) net securities losses of $19.7 million recognized as part of management's decision to reduce its interest rate exposure by reducing its level of investment securities funded with borrowings; (d) Dime related acquisition costs of $6.0 million; and (e) a net gain of $2.3 million recognized in connection with the sale of $238 million in loans. Tax items include a charge of $6.6 million, net of federal benefit, relating to the recapture of Jamaica's bad debt reserve for state and local tax purposes.

     Adjusted net income, exclusive of the aforementioned items, was $64.5 million, or adjusted diluted earnings per share of $.40, in the first quarter ended March 31, 2000. Adjusted return on average total assets and return on average stockholders' equity, excluding these items, was 1.83% and 21.89%, respectively.

     The following table sets forth the reconciliation from net income as reported, to adjusted earnings, exclusive of the aforementioned special items for the quarter ended March 31, 2000:

(In thousands, except ratios and per share amounts)                                                     MARCH 31, 2000
                                                                                                  ---------------------------
Net Income, as reported (Earnings Per Share - Diluted $.01)....................................                       $1,912

MERGER RELATED RESTRUCTURE CHARGE & SPECIAL ITEMS:
Merger Related Restructure Charge..............................................................         $50,499
Securities Losses..............................................................................          19,748
Special Provision for Loan Losses..............................................................           6,750
Dime Related Expenses..........................................................................           6,000
Net Gain on Loan Sales.........................................................................         (2,303)
                                                                                                  --------------
                                                                                                         80,694
Related Tax Effect.............................................................................        (24,661)
                                                                                                  --------------
                                                                                                                      56,033
JSB Tax Bad Debt Recapture, Net of Federal Benefit.............................................                        6,600
                                                                                                                     --------
Adjusted Earnings..............................................................................                      $64,545
                                                                                                                     ========

Adjusted Earnings Per Share - Basic............................................................                        $0.40
Adjusted Earnings Per Share - Diluted..........................................................                        $0.40
Adjusted Return on Average Total Assets........................................................                        1.83%
Adjusted Return on Average Total Stockholders' Equity..........................................                       21.89%

NET INTEREST INCOME

     Net interest income, which represents the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities, is the primary source of earnings. Net interest income is affected by the level and composition of assets, liabilities, and equity, as well as changes in market interest rates.

     Net interest income for the quarter ended March 31, 2000 increased $9.8 million, or 7.6%, to $139.1 million, when compared to $129.4 million for the quarter ended March 31, 1999. This growth was achieved through an increase in the level of interest earning assets (principally loans), partially offset by a 24 basis point decline in net interest margin. During 1999 and the first quarter of 2000, the decline in net interest margin was due in large measure to management's decision in improving net interest income and net income by adding interest earning assets and interest bearing liabilities at spreads narrower than traditionally obtained if asset growth were funded with customer deposits. Also, contributing to the decline was increases in market interest rates experienced during the past year. Management believes that the net interest margin has begun to stabilize and should improve modestly during the next several months. Factors contributing to this stabilization are: (a) the sale of approximately $1.1 billion in securities classified as available-for-sale and a corresponding reduction in borrowings; (b) the assumption of additional core deposits from the two recently completed acquisitions; (c) projected growth in demand deposits achieved through the successful conversion of JSB's and Reliance's savings bank locations into full-service commercial banking locations; and (d) an emphasis on expanding its existing strategy of developing long-term deposit relationships with existing JSB and Reliance borrowing customers.

     During the first quarter of 2000, interest income increased $31.4 million, or 14.1%, to $254.0 million, when compared to the 1999 first quarter. The improvement in interest income resulted primarily from a $1.7 billion, or 14.2%, increase in average interest earning assets to $13.5 billion, while the yield on average earning assets remained relatively constant at 7.64%, when compared to 7.66% for the comparable prior year period.

     Average loans increased by $1.5 billion to $8.4 billion in the first quarter of 2000 when compared to 1999. Approximately $460 million of average loan growth in the current quarter is attributable to the purchase acquisition of Reliance on February 18, 2000. Each component of the loan portfolio contributed to the growth, with consumer loans reflecting the largest percentage increase. However, the net interest margin and interest income were negatively impacted by a 33 basis point decline in yield on average loans to 8.08% during the 2000 first quarter. This decline was primarily due to competition for quality loans as well as prepayment and refinancing activity, the proceeds of which were reinvested into lower yielding loans reflecting market interest rates at that time. Average loans represented 62.2% of average interest earning assets and loan represented 98.4% of total deposits at March 31, 2000.

     Average securities increased $258.1 million, or 5.4% to $5.1 billion in the first quarter of 2000, when compared to the 1999 first quarter. Approximately $600 million of average securities added in the most recent quarter were due to the purchase acquisition of Reliance on February 18, 2000. During the first quarter of 2000, management decided to reduce the Company's exposure to further rises in interest rates and sold approximately $1.1 billion in securities classified as available-for-sale. The proceeds were used to reduce the level of higher costing short-term borrowings.

     For the quarter ended March 31, 2000, interest expense increased $21.7 million, or 23.3%, over the comparable prior year period to $114.8 million. This was attributable to a $1.4 billion, or 14.4%, increase in average interest bearing liabilities to $10.9 billion and an increase of 27 basis points in the Company's average cost of funds to 4.22% for the first quarter of 2000, as compared to 3.95% for the comparable prior year period.

     The increase in average interest bearing liabilities resulted from management's decision to fund loan growth with principally short-term repurchase agreements and Federal Home Loan Bank ("FHLB") advances during 1999 and the first quarter of 2000. As a result of this decision, average total borrowings increased $1.0 billion, or 32.2%, to $4.3 billion during the first quarter of 2000, when compared to $3.2 billion during the comparable prior year period. Approximately $330 million of the increase in average borrowings in the most recent quarter is attributable to the purchase acquisition of Reliance on February 18, 2000. The average cost of funds on total borrowings increased 34 basis points to 5.86% from 5.52%, reflecting market interest rates during the respective periods.

     Average time and savings deposits, which continue to represent a stable funding source, increased $335.6 million to $6.7 billion, reflecting an average cost of funds of 3.17% during the first quarter of 2000, when compared to $6.3 billion, with an average cost of funds of 3.15% for the comparable 1999 period. Approximately $690 million of average deposits added in the most recent quarter were due to the purchase acquisition of Reliance on February 18, 2000.

     Average demand deposits increased $363.0 million, or 28.5%, to $1.6 billion during the 2000 first quarter, as compared to $1.3 billion in the 1999 first quarter. The growth in demand deposits has been achieved as a result of the emphasis on developing long-term deposit relationships with borrowers, the use of incentive compensation plans and, to a lesser extent, the successful conversion of previously acquired savings bank locations into full-service commercial banking locations. At March 31, 2000, demand deposits represented 19.0% of total deposits, as compared to 17.5% at March 31, 1999.

     The use of derivative instruments, principally interest rate swaps, decreased interest expense by approximately $1.1 million during the first quarter of 2000. These derivative financial instruments were immaterial to the overall cost of funds and net interest margin during these respective period ends.

     The following table sets forth a summary analysis of the relative impact on net interest income of changes in the average volume of interest earning assets and interest bearing liabilities and changes in average rates on such assets and liabilities. Because of the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes to volume or rate. For presentation purposes, changes which are not solely due to volume changes or rate changes have been allocated to these categories based on the respective percentage changes in average volume and average rates as they compare to each other.

March 31,                                                                                        2000 VS. 1999
                                                                                   ------------------------------------------
                                                                                    CHANGE IN
                                                                                     AVERAGE          AVERAGE     NET INTEREST
 (in thousands)                                                                       VOLUME           RATE          INCOME
                                                                                   ------------------------------------------
INTEREST INCOME FROM EARNING ASSETS:
Securities......................................................................         $4,712          $3,658       $8,370
Loans, Net of Unearned Income...................................................         30,372         (5,751)       24,621
Money Market Investments........................................................          (316)             661          345
                                                                                   ------------------------------------------
   Total Interest Income........................................................         34,768         (1,432)       33,336
INTEREST EXPENSE ON LIABILITIES:
Savings, NOW & Money Market Deposits............................................          1,211           1,134        2,345
Time Deposits...................................................................          1,357           (341)        1,016
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase................................................       (10,508)           1,910      (8,598)
Other Borrowings................................................................         26,982            (85)       26,897
                                                                                   ------------------------------------------
   Total Interest Expense.......................................................         19,042           2,618       21,660
                                                                                   ------------------------------------------
Net Change in Net Interest Income...............................................        $15,726        ($4,050)      $11,676
                                                                                   ==========================================

(1)  The above table is presented on a tax equivalent basis.

(2)  Non-accrual loans are included in average loans, net of unearned income.

     The following tables present an analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the three month periods ended March 31, 2000 and 1999, respectively.

                                                                         2000                             1999
                                                         -------------------------------------------------------------------
                                                           AVERAGE               AVERAGE    AVERAGE                AVERAGE
 (dollars in thousands )                                   BALANCE     INTEREST    RATE     BALANCE     INTEREST     RATE
                                                         -------------------------------------------------------------------
INTEREST EARNING ASSETS:
Securities.............................................    $5,051,450    $86,532    6.89%   $4,793,316     $78,162    6.61%
Loans, net of unearned income (1)......................     8,418,174    169,159    8.08%    6,966,709     144,538    8.41%
Money Market Investments...............................        67,677      1,389    8.25%       90,666       1,044    4.67%
                                                          ----------------------           -----------------------
  Total Interest Earning Assets........................    13,537,301    257,080    7.64%   11,850,691     223,744    7.66%
                                                          ----------------------           -----------------------

NON INTEREST EARNING ASSETS:
Cash and Due from Banks................................       223,073                          178,657
Other Assets (2).......................................       387,071                          469,581
                                                          -----------                      -----------
  Total Assets.........................................   $14,147,445                      $12,498,929
                                                          ===========                      ===========

INTEREST BEARING LIABILITIES:
Savings, N.O.W. & Money Market Deposits................    $3,862,176    $18,909    1.97%   $3,622,673     $16,564    1.85%
Time Deposits..........................................     2,808,133     33,641    4.82%    2,711,980      32,625    4.88%
                                                          ----------------------           -----------------------
  Total Savings and Time Deposits......................     6,670,309     52,550    3.17%    6,334,653      49,189    3.15%
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase.......................     2,352,290     33,580    5.74%    3,114,335      42,178    5.49%
Other Borrowings.......................................     1,920,311     28,707    6.01%      116,667       1,810    6.29%
                                                         -----------------------          ------------------------
  Total Borrowings.....................................     4,272,601     62,287    5.86%    3,231,002      43,988    5.52%
                                                         -----------------------          ------------------------
    Total Interest Bearing Liabilities.................    10,942,910    114,837    4.22%    9,565,655      93,177    3.95%
                                                         -----------------------          ------------------------
Rate Spread............................................                             3.42%                             3.71%

NON-INTEREST BEARING LIABILITIES
Demand Deposits........................................     1,638,783                        1,275,782
Other Liabilities......................................       203,025                          238,822
                                                         ------------                     ------------
 Total Liabilities.....................................    12,784,718                       11,080,259
Capital Securities.....................................       221,008                          199,293
 Stockholders' Equity..................................     1,141,719                        1,219,377
                                                         ------------                     ------------
  Total Liabilities and Stockholders' Equity...........   $14,147,445                      $12,498,929
                                                         ============                     ============
Net Interest Income & Net Interest Margin .............                  142,243    4.23%                  130,567    4.47%
Less: Tax Equivalent Adjustment........................                  (3,106)                           (1,203)
                                                                      ----------                       -----------
     Net Interest Income...............................                 $139,137                          $129,364
                                                                      ==========                       ===========

(1)  Non-accrual loans are included in average loans, net of unearned income.

(2) Unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(3) Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if the Company's investment in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, equity securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.75, $1.58, $1.55, $1.43, and $1.03 for the three months ended March 31, 2000; $N/A, $1.58, $1.56, $1.43, and $1.03 for the three months ended March 31, 1999, respectively.

NON-INTEREST INCOME

     During the first quarter of 2000, non-interest income, exclusive of net securities losses and net gains on the sale of loans, increased $4.0 million, or 26.1%, to $19.3 million, when compared to $15.3 million in the comparable prior year period. The improvement in non-interest income was achieved through a $1.8 million, or 26.2%, increase in fees and service charges on deposit accounts to $8.5 million; a $1.9 million, or 59.7%, increase in other operating income to $5.2 million; and a $.4 million, or 8.4%, increase in investment management, commissions and trust fees to $4.7 million. The increase in fees and service charges on deposit accounts was attributable to increased levels of demand deposits, revisions to deposit fee structures, and to lesser extent the acquisition of Reliance. Contributing to the growth in other operating income was fee income realized from the Company's recently acquired check cashing subsidiary, CBMC, Inc. and the introduction of additional fee based services. CBMC operates from five Manhattan locations and was a wholly owned subsidiary of Reliance. Investment management, commissions and trust fees continued to grow at a modest pace and should continue to grow as these products and services are introduced to the former JSB and Reliance customer base. The components of non-interest income should continue to improve throughout 2000 as the full impact of the recently completed acquisitions are realized.

     Net securities losses recognized during the most recent quarter were $19.7 million as compared to net securities gains of $2.7 million during the 1999 first quarter. Securities losses recognized during the most recent quarter were due to management's decision to sell approximately $1.1 billion in securities held in its available-for-sale portfolio and thereby reduce the Company's exposure to further increases in short-term interest rates. Net securities gains recognized during the first quarter of 1999 resulted primarily from the sale of equity positions in certain publicly traded companies.

     Additionally, during the most recent quarter, the Company recognized a net gain of $2.3 million in connection with the sale of approximately $238 million of higher risk profile loans, including non-performing and sub-performing loans, which it believes wouldn't have performed as well in a weaker economy.

NON-INTEREST EXPENSE

     During the first quarter of 2000, non-interest expense, exclusive of the merger related restructure charge and other special items totaling $56.5 million (see the "Business Combinations" section for additional detail), aggregated $56.9 million, an increase of $6.2 million, or 12.2%, compared to $50.7 million in the comparable prior year period. The increase in non-interest expense is attributable to a $3.3 million increase in compensation and employee benefits, a $1.2 million increase in amortization of intangible assets, a $.7 million increase in other operating expenses (exclusive of $6.0 million in Dime related costs), a $.6 million increase in occupancy and equipment, and a $.4 million increase in capital securities costs.

     The increase in compensation and employee benefits expense is due primarily to the Company's expanded use of incentive compensation plans to achieve its objective of growing demand deposits and generating fee income, annual merit increases, increased costs associated with employee benefits, and to a lesser extent, the acquisition of Reliance. The increase in the amortization of intangible assets is principally due to the increase in goodwill recorded in connection with the Reliance acquisition. The increase in capital securities costs is directly associated with the assumption of $45 million in capital securities issued by Reliance in April 1998.

     Additionally, the Company incurred approximately $6.0 million in expenses directly related to its proposed acquisition of Dime during the most recent quarter. These expenses consisted principally of legal fees, professional fees, and shareholder notifications and mailings.

     The Company's core efficiency ratio, which represents the ratio of non-interest expense, net of other real estate costs and other non-recurring charges, to net interest income on a tax equivalent basis and non-interest income, net of securities gains and losses and other non-recurring income, was 35.2% in the 2000 first quarter, as compared with 34.7% for the comparable prior year period. The core efficiency ratio demonstrates management's ability to maintain a disciplined approach to monitoring its operating structure and controlling related costs. The modest increase during the most recent quarter resulted principally from the timing of closing the JSB and Reliance transactions.

INCOME TAXES

     The effective tax rate for the three months ended March 31, 2000, exclusive of the merger and related restructuring costs and other special items, was 35%, as compared to 36.03% for the first quarter of 1999. Management anticipates that the effective tax rate for the remainder of 2000 will be approximately 36%.

LOAN PORTFOLIO

     The following table represents the components of the loan portfolio for the periods indicated:

                                            ---------------------------------------------------------------------------------
                                             MARCH 31,        % OF      DECEMBER 31,      % OF       MARCH 31,       % OF
(dollars in thousands)                          2000         TOTAL          1999         TOTAL         1999         TOTAL
                                            ---------------------------------------------------------------------------------
Mortgage Loans-Multi-Family..............     $3,278,708          37%     $2,827,272          36%    $2,700,905          38%
Mortgage Loans-Residential...............      2,631,114          30%      2,221,779          28%     2,017,923          28%
Mortgage Loans-Commercial................      1,421,170          16%      1,327,001          17%     1,238,349          17%
Commercial and Industrial................        792,067           9%        697,763           8%       534,552           8%
Consumer Loans and Leases................        661,703           7%        752,256          10%       542,734           8%
Construction  and Land Loans.............        101,493           1%         87,257           1%        70,008           1%
                                            ---------------------------------------------------------------------------------
                                              $8,886,255         100%     $7,913,328         100%    $7,104,471         100%
                                            =================================================================================

     The loan portfolio is concentrated primarily in loans secured by real estate in the New York metropolitan area. The risk inherent in the portfolio is dependent not only upon regional and general economic stability, which affects property values, but also the financial well being and creditworthiness of the borrowers.

     Loans outstanding at March 31, 2000 increased $1.8 billion, or 25.2%, to $8.9 billion, as compared to $7.1 billion at March 31, 1999. The growth experienced during the past year has resulted from both originations and the Reliance purchase acquisition. The absolute level of growth has been tempered by the level of prepayment activity experienced during most of 1999 and management's decision to periodically sell certain loans considered higher risk.

     The acquisition of Reliance added approximately $1.0 billion in loans. Reliance's loan portfolio was comprised principally of multi-family mortgages, residential mortgages, and consumer loans.

     The Company continues to experience strong internally generated loan growth. Core loan growth was approximately $194 million, or 11.7%, on an annualized basis during the most recent quarter. Contributing to this increase has been the success experienced by the Company through its recently formed subsidiary, All Points Capital Corp., which originates lease financing transactions to existing customers of North Fork and through a national distribution network.

     Prepayment activity during most of 1999 was due in large measure to the interest rate environment and aggressive pricing levels offered by competitors, principally thrift companies and Wall Street conduits. Prepayment activity over the last several months has slowed dramatically due primarily to increases in market interest rates.

     During the most recent quarter, the Company sold approximately $238 million of loans perceived by management to be higher risk profile loans, including certain non-performing and sub-performing loans, which it believes would not have performed as well in a weak economy.

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

ASSET QUALITY

     The components of non-performing assets and restructured, accruing loans are detailed in the table below:

                                                                                  -------------------------------------------
                                                                                   MARCH 31,     DECEMBER 31,    MARCH 31,
(in thousands)                                                                        2000           1999           1999
                                                                                  -------------------------------------------
Loans Ninety Days Past Due and Still Accruing..................................         $5,443           $6,131       $4,043
Non-Accrual Loans..............................................................          7,669            8,997        9,830
                                                                                  -------------------------------------------
Non-Performing Loans...........................................................         13,112           15,128       13,873
Other Real Estate..............................................................          1,081              787        3,151
                                                                                  -------------------------------------------
Non-Performing Assets..........................................................        $14,193          $15,915      $17,024
                                                                                  ===========================================

Restructured, Accruing Loans...................................................            N/A              N/A         $580
                                                                                  ===========================================

ASSET QUALITY (CONTINUED

     At March 31, 2000, non-performing assets declined by $1.7 million, or 10.8%, when compared to $15.9 million at December 31, 1999. Non-performing assets at March 31, 2000 declined $2.8 million, or 16.6%, when compared to $17.0 million at March 31, 1999. The declining trend in non-performing assets over the past five years is a result of the effectiveness of the Company's loan administration and workout procedures, as well as a strong local economy. Non-performing assets continued to decline during the most recent quarter, even though the Company acquired approximately $7.1 million in non-performing assets in the Reliance transaction. Non-performing loans at March 31, 2000 consisted of $5.6 million in consumer loans and leases, $3.3 million in residential mortgages, $2.0 million in commercial mortgages, and $2.2 million in commercial loans.

     The following table represents a summary of the changes in the allowance for loan losses:

                                                                                                      2000          1999
                                                                                                  ---------------------------
(dollars in thousands)
Balance at Beginning of Year...................................................................         $74,525      $77,683
Reliance Purchase Acquisition at merger date...................................................           9,069            -
Provision for Loan Losses......................................................................           9,000        1,257
Recoveries Credited to the Allowance...........................................................           1,644          907
                                                                                                  ---------------------------
                                                                                                         94,238       79,847
Losses Charged to the Allowance................................................................         (6,747)      (3,714)
                                                                                                  ---------------------------
Balance at End of Period.......................................................................         $87,491      $76,133
                                                                                                  ===========================
Net Charge-Offs to Average Loans...............................................................           0.24%        0.16%
Non-Performing Assets to Total Assets..........................................................           0.09%        0.13%
Allowance for Loan Losses to Period End Loans, net.............................................           0.99%        1.07%
Allowance for Loan Losses to Non-performing Loans..............................................            667%         549%

     The provision for loan losses increased to $9.0 million, as compared to $1.3 million for the comparable prior year period. Reflected in the current period was a special provision of approximately $6.8 million. This additional provision was recognized by management in order to conform the provisioning policies of the acquired institutions to that of the Company and to restore the Company's post-merger reserve coverage ratios to approximate pre-merger levels.

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

               -    Actual losses

               -    Peer comparisons with other financial institutions

               - Economic data associated with the real estate market in the Company's market area

               - Opportunities to dispose of marginally performing loans for cash consideration

     Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the allowance for loan losses to be adequate at March 31, 2000.

SECURITIES PORTFOLIO

     The composition of and the amortized cost and estimated fair values of available-for-sale and held-to-maturity securities portfolios were as follows:


                                                        MARCH 31, 2000        DECEMBER 31, 1999          MARCH 31, 1999
                                                   --------------------------------------------------------------------------
(in thousands)                                      AMORTIZED      FAIR      AMORTIZED     FAIR      AMORTIZED      FAIR
                                                       COST        VALUE       COST        VALUE        COST        VALUE
                                                   --------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
U.S. Treasury Securities........................        $20,043     $19,934     $20,046     $19,978      $29,949     $30,178
U.S. Government Agencies' Obligations...........        131,341     129,727      88,709      86,210      118,164     121,431
Mortgage-Backed Securities......................      1,010,350     996,903     895,855     869,882      791,042     790,805
CMO's Agency Issuances..........................        531,068     520,804     489,151     463,087      366,162     364,620
CMO's Private Issuances.........................      1,661,013   1,630,805   1,781,288   1,724,183    1,729,846   1,724,713
Equity Securities (1)...........................        298,346     315,093     273,701     336,554      232,608     308,584
Other Securities................................        305,186     286,325     198,861     182,316      203,688     200,996
                                                   --------------------------------------------------------------------------
                                                     $3,957,347  $3,899,591  $3,747,611  $3,682,210   $3,471,459  $3,541,327
                                                   ==========================================================================
HELD-TO-MATURITY
U.S. Government Agencies' Obligations...........         $5,038      $5,038     $20,051     $20,047     $125,063    $125,049
State & Municipal Obligations...................         75,216      73,414      76,173      74,171       72,149      73,224
Mortgage-Backed Securities......................        426,700     408,195     447,209     427,895      525,287     524,355
CMO's Agency Issuances..........................         98,618      97,226     115,027     113,470      143,918     144,084
CMO's Private Issuances.........................        655,128     621,605     674,072     645,700      801,694     795,977
Other Securities................................         18,789      18,098      18,972      18,313       22,358      22,169
                                                   --------------------------------------------------------------------------
                                                     $1,279,489  $1,223,576  $1,351,504  $1,299,596   $1,690,469  $1,684,858
                                                   ==========================================================================

(1) Amortized cost and fair value includes $197.4 million, $170.7 million, and $120.5 million in Federal Home Loan Bank stock at March 31, 2000, December 31, 1999, and March 31, 1999, respectively.

     Management's strategy is to invest in securities with short-weighted average lives minimizing exposure to future increases in interest rates. These are principally mortgage-backed securities ("MBS") that provide stable cash flows, which may be reinvested at current market interest rates. The combined weighted average life of the held-to-maturity and available-for-sale securities portfolios at March 31, 2000 was 5.3 years.

     Collateralized mortgage obligations ("CMO") are collateralized by either U.S. Government Agency MBS's or whole loans, which are principally AAA rated conservative current pay sequentials or planned amortization class ("PAC") structures, with a current weighted average life of approximately 4.5 years.

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

     At March 31, 2000, December 31, 1999, and March 31, 1999, equity securities maintained in the available-for-sale portfolio were comprised of FHLB common stock and common and preferred stock of certain publicly traded companies. Other securities maintained in the available-for-sale portfolio consist of capital securities of certain financial institutions and corporate bonds.

     At March 31, 2000, securities carried at $3.2 billion were pledged to secure securities sold under agreements to repurchase, other borrowings, and for other purposes as required by law.

CAPITAL

     The Company and its bank subsidiaries are subject to the risk based capital guidelines administered by the banking regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including a minimum ratio of Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets of 4% ("Leverage Ratio"). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Company's financial statements. As of March 31, 2000, the most recent notification from the various banking regulators categorized the Company and its bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, a minimum leverage ratio of at least 5% and not be subject to any written order, agreement or directive. There are no conditions or events since such notification that management believes have changed this classification.

     The following table sets forth the Company's regulatory capital at March 31, 2000, under the rules applicable at such date. Management believes that the Company meets all capital adequacy requirements to which it is subject.

                                                                                                      MARCH 31, 2000
                                                                                               ------------------------------
 (dollars in thousands)                                                                             AMOUNT         Ratio
                                                                                               ------------------------------
Tier 1 Capital..............................................................................         $1,212,050       13.98%
Regulatory Requirement......................................................................            346,846        4.00%
                                                                                               ------------------------------
Excess......................................................................................           $865,204        9.98%
                                                                                               ==============================

Total Risk Adjusted Capital.................................................................         $1,307,077       15.07%
Regulatory Requirement......................................................................            693,692        8.00%
                                                                                               ------------------------------
Excess......................................................................................           $613,385        7.07%
                                                                                               ==============================

Risk Weighted Assets........................................................................         $8,671,146
                                                                                               =================

     The Company's leverage ratio at March 31, 2000 was 8.79%. The Tier 1, total risk-based and leverage capital ratios of North Fork were 10.95%, 12.09%, and 6.89%, respectively, at March 31, 2000.

     On March 28, 2000, the Board of Directors declared a regular quarterly cash dividend of $.18 per common share. The dividend is payable May 15, 2000 to shareholders of record at the close of business April 28, 2000.

     On February 11, 2000, the Company's shareholders approved a resolution to amend the Company's certificate of incorporation to increase the number of authorized shares of common stock from 200 million to 500 million and to reduce the par value of its common stock from $2.50 per share to $.01 per share. All periods reported have been retroactively adjusted to reflect the change in par value.

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

     Based upon the aforementioned factors regarding the simulation model, projected net interest income for the next twelve months was modeled based on both an immediate rise and fall in interest rates as well as gradual movements in interest rates over the twelve-month period. Based on the information and assumptions in effect at March 31, 2000, management believes that a 100 basis point gradual increase in interest rates over the next twelve months would decrease net interest income by $16 million, or 2.7%, while a gradual decrease in interest rates would increase net interest income by $18 million, or 3.0%.

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

     Sources of liquidity include dividends from its subsidiaries, borrowings, the sale of securities from the available-for-sale portfolio, and funds available through the capital markets. Dividends from the Company's primary subsidiary, North Fork, are limited by New York State Banking Department regulations to the current year's earnings plus the prior two years' retained net profits. Pursuant to this regulation, North Fork had $8.4 million of retained earnings available for dividends as of April 1, 2000.

     The bank subsidiaries have numerous sources of liquidity including loan and security principal repayments and maturities, lines-of-credit with other financial institutions, the ability to borrow under repurchase agreements and Federal Home Loan Bank advances utilizing its unpledged securities and mortgage related loan portfolios, respectively, the sale of securities from their available-for-sale portfolios, the securitization of loans, whole loan sales, and growth in their core deposit base.

     The bank subsidiaries currently have the ability to borrow an additional $4.0 billion on a secured basis, utilizing mortgage related loans and securities as collateral. At March 31, 2000, the Company had $3.2 billion in outstanding borrowings with the FHLB.

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















Date:  May 15, 2000                              /s/ Daniel M. Healy
                                                 -------------------
                                                 Daniel M. Healy
                                                 Executive Vice President &
                                                 Chief Financial Officer