Form 10-Q
period 2000-06-30
NORTH FORK BANCORPORATION INC
filed 2000-08-14
CIK 352510

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED:             JUNE 30, 2000


                         NORTH FORK BANCORPORATION, INC.
               (Exact name of Company as specified in its charter)


          DELAWARE                                               36-3154608
          --------                                               ----------
(State or other Jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


275 BROADHOLLOW ROAD, MELVILLE, NEW YORK                                11747
----------------------------------------                                -----
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
                               Yes (X)   No ( )


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS OF COMMON STOCK                     NUMBER OF SHARES OUTSTANDING 8/10/2000
---------------------                     --------------------------------------
   $.01 PAR VALUE                                     173,972,192

                                      INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         North Fork Bancorporation, Inc. and Subsidiaries.
            4) Consolidated Balance Sheets.
            5) Consolidated Statements of Income.
            6) Consolidated Statements of Cash Flows.
            7) Consolidated Statements of Changes in Stockholders' Equity.
            8) Consolidated Statements of Comprehensive Income.
            9) Notes to Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is contained throughout Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated by reference.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         LITIGATION INVOLVING DIME BANCORP, INC.

         The Company is a party to six separate lawsuits in connection with its pending offer to acquire all of the outstanding common stock of Dime Bancorp, Inc. ("Dime"). A complete description of this litigation is contained in: (1) the section captioned "The Offer - Litigation" on pages 46 through 52 of Amendment No. 3 to the Company's Registration Statement on Form S-4, Registration No. 333-32492, filed with the Securities and Exchange Commission (the, "Commission") on May 15, 2000 (the "Exchange Offer S-4") and is included as Exhibit 99.1 to this Quarterly Report on Form 10-Q, and incorporated herein by reference in response to Item 1 of Part II of Form 10-Q; (2) Item 5. Other Events, numbers 1-4 of the Current Report on Form 8-K, dated May 15, 2000 and filed with the Commission on May 22, 2000 and is included in Exhibit
         99.2 to this Quarterly Report on Form 10-Q, and incorporated herein by reference in response to Item 1 of Part II of Form 10-Q; and (3) Item
         5. Other Events of he Current Report on Form 8-K, dated July 14, 2000 and filed with the Commission on July 19, 2000 and is included as
         Exhibit 99.3 to this Quarterly Report on Form 10-Q, and incorporated herein by reference in response to Item 1 of Part II of Form 10-Q.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The following exhibits are submitted herewith:

             (a)  Exhibit #             Description

                    (11)        Statement Re: Computation of Per Share Earnings.

                    (27)        Financial Data Schedule

                    (99.1) Description of certain litigation involving the Company (incorporated by reference to the section entitled "The Offer-Litigation " on pages 46-52 of Amendment No. 3 to the Company's
                                Registration Statement filed on Form S-4
                                (registration no. 333-32492) filed with the Securities and Exchange Commission (the
                                "Commission") on May 15, 2000).

                    (99.2) Description of certain litigation involving the Company (incorporated by reference to Item 5.
                                Other Events, numbers 1-4 of the Current Report on Form 8-K, dated May 15, 2000 and filed with the Commission on May 22, 2000).

                    (99.3) Description of certain litigation involving the Company (incorporated by reference to Item 5.
                                Other Events of the Current Report on Form 8-K, dated July 14, 2000 and filed with the Commission on July 19, 2000).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

             (b)  Current Reports on Form 8-K

                  1) Current Report on Form 8-K/A dated April 14, 2000 (amending the Current Report on Form 8-K filed with the Commission on March 3, 2000).

                  2) Current Report on Form 8-K dated April 18, 2000 (containing the audited supplemental consolidated balance sheets of the Company as of December 31, 1999 and 1998, and the related audited supplemental consolidated statements of income, cash flows, changes in stockholders' equity, and comprehensive income for each of the years in the three-year period ended December 31, 1999. The financial statements give retroactive effect to the merger of the Company and JSB Financial, Inc. on February 29,
                      2000).

                  3) Current Report on Form 8-K dated April 24, 2000 (reporting the Company's earnings results for the quarter ended March 31, 2000).

                  4) Current Report on Form 8-K dated May 15, 2000 (containing certain updated information to Amendment No. 3 to the Company's Registration Statement filed on Form S-4 with the Securities and Exchange Commission relating to the offer (the "offer') by North Fork to exchange 0.9302 shares of North Fork common stock and $2.00 in cash for each outstanding share of common stock of Dime Bancorp, Inc. ("Dime")).

                  5) Current Report on Form 8-K dated May 26, 2000 (announcing that the Company was extending the expiration date of the offer until 12:00 midnight, New York City time, on June 30, 2000).

                  6) Current Report on Form 8-K dated June 27, 2000 (announcing that the Company was extending the expiration date of the offer until 12:00 midnight, New York City time, on July 31, 2000).

                  7) Current Report on Form 8-K dated June 30, 2000 (announcing that the Company began sending a letter to stockholders of Dime, in connection with the Company's solicitation of proxies from Dime stockholders to withhold authority for each of Dime's five nominees for election to the Board of Directors of Dime at the 2000 Annual Meeting of Stockholders of Dime Bancorp, Inc.).

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                             ------------------------------------------------
                                                                                JUNE 30,       DECEMBER 31,         JUNE 30,
(in thousands, except per share amounts)                                          2000              1999              1999
                                                                             ------------------------------------------------
ASSETS:
Cash and Due from Banks ................................................     $    248,269      $    317,434      $    169,640
Money Market Investments ...............................................           72,807            85,767           241,872
Securities:
   Available-for-Sale ..................................................        3,449,273         3,682,210         3,612,810
   Held-to-Maturity ....................................................        1,219,444         1,351,504         1,562,017
                                                                             ------------------------------------------------
      Total Securities .................................................        4,668,717         5,033,714         5,174,827
                                                                             ------------------------------------------------
Loans ..................................................................        9,100,542         7,913,328         7,272,019
  Less: Unearned Income ................................................           16,760            15,640            18,277
            Allowance for Loan Losses ..................................           88,010            74,525            75,333
                                                                             ------------------------------------------------
                  Net Loans ............................................        8,995,772         7,823,163         7,178,409
                                                                             ------------------------------------------------
Intangible Assets ......................................................          352,549            79,151            82,109
Premises and Equipment .................................................          100,517            92,652            93,026
Accrued Income Receivable ..............................................           91,208            78,651            77,099
Other Assets ...........................................................          152,909           165,624           125,324
                                                                             ------------------------------------------------
     Total Assets ......................................................     $ 14,682,748      $ 13,676,156      $ 13,142,306
                                                                             ================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Demand Deposits ........................................................     $  1,846,973      $  1,558,044      $  1,503,254
Savings, NOW, and Money Market Deposits ................................        4,123,281         3,598,481         3,514,651
Other Time Deposits ....................................................        2,373,567         1,965,827         2,023,971
Certificates of Deposit,  $100,000 & Over ..............................          577,599           519,211           600,254
                                                                             ------------------------------------------------
     Total Deposits ....................................................        8,921,420         7,641,563         7,642,130
                                                                             ------------------------------------------------
Federal Funds Purchased and Securities Sold Under
   Agreements to Repurchase ............................................        2,800,282         2,665,200         3,014,796
Other Borrowings .......................................................        1,144,710         1,894,000           885,000
Accrued Expenses and Other Liabilities .................................          229,507           276,981           221,886
                                                                             ------------------------------------------------
      Total Liabilities ................................................     $ 13,095,919      $ 12,477,744      $ 11,763,812
                                                                             ------------------------------------------------

Capital Securities .....................................................     $    244,326      $    199,314      $    199,301

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $1.00; authorized 10,000,000 shares, unissued             --                --                --
Common stock, par value $0.01; authorized 500,000,000 shares;
    issued 174,041,526 shares at June 30, 2000 .........................            1,740             1,931             1,931
Additional Paid in Capital .............................................          352,503           560,979           560,741
Retained Earnings ......................................................        1,059,843         1,026,546           954,593
Accumulated Other Comprehensive Income - Unrealized (Losses)/Gains
    on Securities Available-for-Sale, net of taxes .....................          (41,435)          (37,818)            1,715
Deferred Compensation ..................................................          (26,585)          (28,007)          (22,771)
Treasury Stock at Cost;  186,420 at June 30, 2000 ......................           (3,563)         (524,533)         (317,016)
                                                                             ------------------------------------------------
      Total Stockholders' Equity .......................................        1,342,503           999,098         1,179,193
                                                                             ------------------------------------------------
      Total Liabilities and Stockholders' Equity .......................     $ 14,682,748      $ 13,676,156      $ 13,142,306
                                                                             ================================================

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           ----------------------------------------------------
                                                             JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
(in thousands, except per share amounts)                       2000          1999          2000          1999
                                                           ----------------------------------------------------
INTEREST INCOME:
Loans ................................................     $ 181,922     $ 146,641     $ 350,846      $ 290,926
Mortgage-Backed Securities ...........................        71,662        69,069       142,460        133,272
Other Securities .....................................        13,306         7,863        23,014         17,004
U.S. Treasury and Government Agency Securities .......         2,684         3,858         5,125          6,917
State and Municipal Obligations ......................           929           791         1,848          1,600
Money Market Investments .............................           639         1,785         2,017          2,829
                                                           ----------------------------------------------------
Total Interest Income ................................       271,142       230,007       525,310        452,548
                                                           ----------------------------------------------------

INTEREST EXPENSE:
Savings, NOW, and Money Market Deposits ..............        19,909        16,431        38,818         32,995
Other Time Deposits ..................................        30,023        23,765        56,477         48,199
Certificates of Deposit, $100,000 and Over ...........         7,690         8,491        14,877         16,682
Federal Funds Purchased and Securities Sold Under
   Agreements to Repurchase ..........................        38,726        43,640        72,307         85,818
Other Borrowings .....................................        21,828         5,972        50,535          7,782
                                                           ----------------------------------------------------
   Total Interest Expense ............................       118,176        98,299       233,014        191,476
                                                           ----------------------------------------------------
   Net Interest Income ...............................       152,966       131,708       292,296        261,072
Provision for Loan Losses ............................         2,250         1,255        11,250          2,512
                                                           ----------------------------------------------------
   Net Interest Income after Provision for Loan Losses       150,716       130,453       281,046        258,560
                                                           ----------------------------------------------------

NON-INTEREST INCOME:
Fees and Service Charges on Deposit Accounts .........         9,601         7,058        18,056         13,756
Investment Management, Commissions and Trust Fees ....         4,623         4,203         9,356          8,572
Mortgage Banking Operations ..........................           942           957         1,797          1,898
Other Operating Income ...............................         5,584         3,384        10,808          6,654
Gain on Sale of Branch Facilities ....................        10,392          --          10,392           --
Net Securities Gains/(Losses) ........................        11,148         7,017        (8,600)         9,720
Gain on Sale of Loans ................................          --            --           2,303           --
                                                           ----------------------------------------------------
     Total Non-Interest Income .......................        42,290        22,619        44,112         40,600
                                                           ----------------------------------------------------

NON-INTEREST EXPENSE:
Compensation and Employee Benefits ...................        27,730        25,344        56,337         50,671
Occupancy and Equipment, net .........................         8,864         8,424        17,784         16,769
Capital Securities Costs .............................         5,140         4,211         9,774          8,422
Amortization of Intangible Assets ....................         5,671         2,084         8,989          4,159
Other Operating Expenses .............................        10,964        11,077        22,532         21,779
Dime Related Expenses ................................         2,300          --           8,300           --
Merger Related Restructure Charge ....................          --            --          50,499           --
                                                           ----------------------------------------------------
    Total Non-Interest Expense .......................        60,669        51,140       174,215        101,800
                                                           ----------------------------------------------------
Income Before Income Taxes ...........................       132,337       101,932       150,943        197,360
Provision for Income Taxes ...........................        46,318        36,679        63,012         71,060
                                                           ----------------------------------------------------
     Net Income ......................................     $  86,019     $  65,253     $  87,931      $ 126,300
                                                           ====================================================

PER SHARE:
Earnings Per Share - Basic ...........................     $    0.50     $    0.39     $    0.53      $    0.76
Earnings Per Share - Diluted .........................     $    0.50     $    0.39     $    0.52      $    0.75
Cash Dividends .......................................     $    0.18     $    0.15     $    0.36      $    0.30

Weighted Average Shares Outstanding - Basic ..........       171,672       166,169       166,994        166,804
Weighted Average Shares Outstanding - Diluted ........       172,847       167,594       168,144        168,311

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)                                                                         2000             1999
                                                                                    ----------------------------
FOR THE SIX MONTHS ENDED JUNE 30,
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ....................................................................     $    87,931      $   126,300
ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
Provision for Loan Losses .....................................................          11,250            2,512
Depreciation and Amortization .................................................           7,273            7,000
Amortization of Intangible Assets .............................................           8,989            4,159
Amortization of Securities Premiums ...........................................           2,790            6,330
Accretion of Discounts and Net Deferred Loan Fees .............................         (10,518)          (4,738)
Net Securities Losses/(Gains) .................................................           8,600           (9,720)
Other, net ....................................................................          16,333          (14,981)
                                                                                    ----------------------------
    Net Cash Provided by Operating Activities .................................         132,648          116,862
                                                                                    ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Securities Held-to-Maturity ......................................         (10,083)        (290,706)
Maturities, Redemptions, Calls and Principal Repayments on
    Securities Held-to-Maturity ...............................................         141,509          507,210
Purchases of Securities Available-for-Sale ....................................        (358,857)      (1,406,623)
Proceeds from Sales of Securities Available-for-Sale ..........................       1,585,216           69,621
Maturities and Principal Repayments on Securities Available-for-Sale ..........         228,264          717,972
Loans Originated, Net of Principal Repayments and Charge-offs .................        (467,574)        (437,124)
Proceeds from the Sale of Loans ...............................................         252,321           71,535
Transfers to Other Real Estate, net of sales ..................................             207            3,205
Purchases of Premises and Equipment, net ......................................            (119)          (8,270)
Purchase Acquisition, net of Cash Acquired ....................................          36,858             --
                                                                                    ----------------------------
    Net Cash Provided by/(Used in) Investing Activities .......................       1,407,742         (773,180)
                                                                                    ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Decrease)/Increase in Customer Deposits Liabilities ......................        (221,722)          48,456
Net (Decrease)/Increase in Borrowings .........................................      (1,338,212)         894,700
Net Decrease in Long Term Debt ................................................            --            (35,000)
Purchase of Treasury Stock ....................................................         (10,216)         (68,924)
Common Stock Sold for Cash ....................................................           2,030            3,686
Cash Dividends Paid ...........................................................         (54,395)         (68,442)
                                                                                    ----------------------------
    Net Cash (Used in)/Provided by Financing Activities .......................      (1,622,515)         774,476
                                                                                    ----------------------------
    Net Decrease in Cash and Cash Equivalents .................................         (82,125)         118,158
Cash and Cash Equivalents at Beginning of the Period ..........................         403,201          293,354
                                                                                    ----------------------------
Cash and Cash Equivalents at End of the Period ................................     $   321,076      $   411,512
                                                                                    ============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:
    Interest Expense ..........................................................         242,036          190,027
                                                                                    ============================
    Income Taxes ..............................................................           1,412           75,957
                                                                                    ============================
During the Year the Company Purchased Various Securities which
    Settled in the Subsequent Period ..........................................          35,206            2,537
                                                                                    ----------------------------

In February 2000, the Company acquired all of the outstanding common stock of
Reliance Bancorp, Inc. Each share of Reliance's common stock was exchanged for
2.0 shares of the Company's common stock. Non-cash activity related to the
Reliance acquisition not reflected above for the period ended February 18, 2000 are as follows:
  Fair Value of Assets Acquired ...............................................     $ 2,344,276
  Intangible Assets ...........................................................         282,387
  Common Stock Issued .........................................................         332,947
                                                                                    -----------
  Liabilities Assumed .........................................................     $ 2,293,716
                                                                                    ===========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                              ------------------------------------------------
                                                                         Additional                 Unrealized
                                                              Common      Paid in      Retained     Securities
(in thousands, except per share amounts)                       Stock      Capital      Earnings    Gains/(Losses)
                                                              ------------------------------------------------
BALANCE, DECEMBER 31, 1998 ................................   $ 1,929    $ 556,773    $  879,441     $ 50,208
Net Income ................................................      --           --         126,300         --
Cash Dividends ($.30  per share) ..........................      --           --         (41,763)        --
Cash Dividends-Acquired Company ...........................      --           --          (8,462)        --
Issuance of Stock (101,969 shares) ........................         1        2,273          --           --
Purchase of Treasury Stock (3,385,900 shares) .............      --           --            --           --
Loss on Reissuance of Treasury-Acquired Company ...........      --           --            (751)        --
Restricted Stock Activity, net ............................      --             20          --           --
Stock Based Compensation Activity, net ....................         1        1,675          --           --
Amortization of Unrealized Loss on Securities
    Transferred from Available-for-Sale to Held-to-Maturity      --           --            (172)         172
Adjustment to Unrealized Gains/(Losses) on Securities
      Available-for-Sale, net of taxes ....................      --           --            --        (48,665)
                                                              -----------------------------------------------
BALANCE, JUNE 30, 1999 ....................................   $ 1,931    $ 560,741    $  954,593     $  1,715
                                                              ===============================================


BALANCE, DECEMBER 31, 1999 ................................   $ 1,931    $ 560,979    $1,026,546    ($ 37,818)
Net Income ................................................      --           --          87,931         --
Cash Dividends ($.36 per share) ...........................      --           --         (62,569)        --
Cash Dividends-Acquired Company ...........................      --           --          (4,718)        --
Issuance of Stock-Reliance Acquisition (17,120,638 shares)       --        (38,989)         --           --
Fair Value of Options-Reliance Acquisition ................      --         14,075          --           --
Issuance of Stock (124,924 shares) ........................         1        1,975          --           --
JSB Common Stock Retired (19,687,149 shares) ..............      (197)    (184,872)       13,540         --
Purchases of Treasury Stock (636,300 shares) ..............      --           --            --           --
Restricted Stock Activity, net ............................      --            (20)         --           --
Stock Based Compensation Activity, net ....................         5         (645)         (887)        --
Adjustment to Unrealized Gains/(Losses) on Securities
      Available-for-Sale, net of taxes ....................      --           --            --         (3,617)
                                                              -----------------------------------------------
BALANCE, JUNE 30, 2000 ....................................   $ 1,740    $ 352,503    $1,059,843    ($ 41,435)
                                                              ===============================================

                                                              --------------------------------------

                                                                Deferred      Treasury
(in thousands, except per share amounts)                      Compensation     Stock        Total
                                                              --------------------------------------
BALANCE, DECEMBER 31, 1998 ................................     ($24,365)    ($250,260)   $1,213,726
Net Income ................................................         --            --         126,300
Cash Dividends ($.30  per share) ..........................         --            --         (41,763)
Cash Dividends-Acquired Company ...........................         --            --          (8,462)
Issuance of Stock (101,969 shares) ........................         --            --           2,274
Purchase of Treasury Stock (3,385,900 shares) .............         --         (68,924)      (68,924)
Loss on Reissuance of Treasury-Acquired Company ...........         --            --            (751)
Restricted Stock Activity, net ............................        1,594          (279)        1,335
Stock Based Compensation Activity, net ....................         --           2,447         4,123
Amortization of Unrealized Loss on Securities
    Transferred from Available-for-Sale to Held-to-Maturity         --            --            --
Adjustment to Unrealized Gains/(Losses) on Securities
      Available-for-Sale, net of taxes ....................         --            --         (48,665)
                                                              --------------------------------------
BALANCE, JUNE 30, 1999 ....................................     ($22,771)    ($317,016)   $1,179,193
                                                              ======================================


BALANCE, DECEMBER 31, 1999 ................................     ($28,007)    ($524,533)   $  999,098
Net Income ................................................         --            --          87,931
Cash Dividends ($.36 per share) ...........................         --            --         (62,569)
Cash Dividends-Acquired Company ...........................         --            --          (4,718)
Issuance of Stock-Reliance Acquisition (17,120,638 shares)          --         357,861       318,872
Fair Value of Options-Reliance Acquisition ................         --            --          14,075
Issuance of Stock (124,924 shares) ........................         --              54         2,030
JSB Common Stock Retired (19,687,149 shares) ..............         --         171,529          --
Purchases of Treasury Stock (636,300 shares) ..............         --         (10,216)      (10,216)
Restricted Stock Activity, net ............................        1,422          (228)        1,174
Stock Based Compensation Activity, net ....................         --           1,970           443
Adjustment to Unrealized Gains/(Losses) on Securities
      Available-for-Sale, net of taxes ....................         --            --          (3,617)
                                                              --------------------------------------
BALANCE, JUNE 30, 2000 ....................................     ($26,585)    ($  3,563)   $1,342,503
                                                              ======================================

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       ------------------------------------------------------
                                                        JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
(in thousands)                                            2000           1999           2000           1999
                                                       ------------------------------------------------------

Net Income .......................................     $  86,019      $  65,253      $  87,931      $ 126,300
                                                       ------------------------------------------------------
Other Comprehensive Income, net of Income Taxes:
Unrealized Losses on Securities Available-for-Sale        (1,268)       (33,065)        (9,207)       (42,272)
Less: Reclassification of Realized (Gains)/Losses
           Included in Net Income ................        (7,246)        (4,491)         5,590         (6,221)
                                                       ------------------------------------------------------
Other Comprehensive Loss .........................        (8,514)       (37,556)        (3,617)       (48,493)
                                                       ------------------------------------------------------
Comprehensive Income .............................     $  77,505      $  27,697      $  84,314      $  77,807
                                                       ======================================================

See Accompanying Notes to Consolidated Financial Statements

                         NORTH FORK BANCORPORATION, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 2000 AND 1999

FORWARD LOOKING STATEMENTS

         Certain statements under this caption, which involve risk and uncertainties constitute "forward looking statements under the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs, assumptions, and expectations of management of the Company. Words such as "expects", "believes", "should", "plans", "will", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future financial condition, performance or operations and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. Therefore, actual outcomes or results may differ materially from what is indicated or forecasted in such forward-looking statements. Factors that may cause or contribute to such differences include, among others, the following possibilities: (1) changes in economic or market conditions; (2) significantly increased competition among financial service companies; (3) changes in the interest rate environment, which may reduce interest margins; and (4) accounting, tax, legislative or regulatory changes may adversely affect the business in which the Company is engaged.

BASIS OF PRESENTATION

         North Fork Bancorporation, Inc. (the "Company") is a $14.7 billion multi-bank holding company headquartered in Melville, New York. The Company's primary bank subsidiary, North Fork Bank ("North Fork"), operates through 154 full-service retail-banking facilities located in the New York metropolitan area, one of the most densely populated and wealthiest markets in the nation. North Fork focuses on providing superior customer service to both personal and commercial clients by offering the convenience of telephone banking as well as an array of financial products and brokerage/investment management services through its non-bank subsidiaries, Compass Investment Services Corp. ("Compass") and Amivest Corporation ("Amivest"). The Company's other bank subsidiary, Superior Savings of New England NA ("Superior"), a nationally chartered bank located in the Connecticut county of New Haven, operates from one location, where it currently conducts a telebanking operation focused on gathering deposits throughout the New England region. In July 2000, Superior's charter was changed from a Connecticut state chartered savings bank to a nationally chartered bank.

         On February 18, 2000, Reliance Bancorp, Inc. ("Reliance"), the parent company of Reliance Federal Savings Bank, was merged with and into the Company. The transaction has been accounted for in accordance with the purchase method of accounting and, accordingly, the Company's consolidated results of operations reflect Reliance activity subsequent to the acquisition date.

         On February 29, 2000, JSB Financial, Inc. ("JSB"), the parent company of Jamaica Savings Bank ("Jamaica"), was merged with and into the Company. The merger has been accounted for in accordance with the pooling-of-interests method of accounting and, accordingly, the Company's consolidated financial statements include the accounts of JSB for all periods reported.

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

         Results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results of operations which may be expected for the full year 2000 or any other interim periods.

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

         In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133" delaying SFAS 133's effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management is currently evaluating the effect SFAS 133 will have on its financial statements. At June 30, 2000, the Company was a party to five interest rate swap contracts with an aggregate notional value of $400 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS

BUSINESS COMBINATIONS

         JSB Financial, Inc.

                  On February 29, 2000, JSB Financial, Inc., the parent company of Jamaica Savings Bank, was merged with and into the Company in a transaction accounted for in accordance with the pooling-of-interests method of accounting. On March 10, 2000, Jamaica Savings Bank was merged with and into North Fork. Pursuant to the merger agreement, the Company issued 3.0 shares of common stock for each share of JSB's common stock outstanding. Accordingly, the Company issued 28,312,851 of its common shares, simultaneously retired 19,687,149 shares, as adjusted, of JSB's common stock held in treasury and reserved 2,410,500 common shares for JSB's outstanding stock options at the merger date. JSB had $1.7 billion in total assets, $1.3 billion in loans, $1.1 billion in deposit liabilities, and $376.4 million in stockholders' equity at the merger date. Jamaica operated from 13 retail-banking facilities in the New York City boroughs of Manhattan and Queens and in Nassau and Suffolk Counties, New York. The Company's previously reported components of consolidated income and the amounts reflected in the accompanying consolidated statements of income for the three and six month periods ended June 30, 1999 are as follows:

                                     THREE MONTHS   SIX MONTHS
                                         ENDED        ENDED
                                     -------------------------
                                        JUNE 30,     JUNE 30,
         (in thousands)                   1999         1999
                                     -------------------------
         NET INTEREST INCOME
           As Previously Reported       $113,398     $223,489
           JSB Financial, Inc. ..         18,310       37,583
                                     ------------------------
           Combined .............       $131,708     $261,072
         NET INCOME
           As Previously Reported       $ 58,360     $111,928
           JSB Financial, Inc. ..          6,893       14,372
                                     ------------------------
           Combined .............       $ 65,253     $126,300
                                     ========================

                  The following table sets forth a summary of the components reflected in the Merger Related Restructure Charge recognized during the first quarter of 2000:

         (in thousands)
         Merger Expenses ....................................     $ 6,534
          Restructure Charge:
              Merger Related Compensation and Severance Costs      36,419
              Facility and System Costs .....................       5,163
              Other Merger Related Costs ....................       2,383
                                                                  -------
          Total Pre-Tax Merger and Related Restructure Charge     $50,499
                                                                  =======

                  Merger expenses consist primarily of investment banking fees, legal fees, other professional fees, and expenses associated with shareholder and customer notifications. The restructure charge component represents merger related compensation and severance costs, which consist primarily of employee severance, compensation arrangements, transitional staffing and related employee benefits expenses. Facility and system costs consist primarily of lease termination charges and equipment write-offs resulting from the consolidation of overlapping branch locations and duplicate headquarters and operational facilities. Also reflected are the costs associated with the cancellation of certain data and item processing contracts and the deconversion of JSB's computer systems. Other merger related costs arise primarily from the application of the Company's accounting practices to the accounts of the merged business and, to a lesser extent, other expenses associated with the integration of operations. Additionally, the Company recorded a $6.6 million tax charge, net of federal benefit, relating to the recapture of Jamaica's bad debt reserve for state and local tax purposes. At June 30, 2000, $3.9 million of the merger related restructure charge was reflected in accrued expenses and other liabilities in the consolidated balance sheet. It is anticipated that the amount of this charge will be substantially paid in 2000, with the exception of certain obligations under long-term lease arrangements.

         Reliance Bancorp, Inc.

                  On February 18, 2000, Reliance was merged with and into the Company in a transaction accounted for using the purchase method of accounting. In accordance with the purchase method of accounting, the accompanying consolidated statements of income include the results of operations for Reliance subsequent to the acquisition date. The consolidated balance sheet reflects the assets and liabilities of Reliance at their estimated fair values. Pursuant to the merger agreement, the Company issued 2.0 shares of its common stock for each share of Reliance's common stock outstanding. The Company reissued from its treasury 17,120,638 common shares in exchange for outstanding Reliance shares and reserved for issuance 1,369,348 common shares for Reliance's outstanding stock options at the date of acquisition. The excess of the Company's cost over the fair value of net assets acquired was approximately $282.4 million and is being amortized on a straight-line basis over 20 years.

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

OVERVIEW

         The following table sets forth selected financial highlights for the Company in the three and six month periods ended June 30, 2000 and 1999. The 2000 second quarter results reflect the Company's first full quarter of operations subsequent to its acquisitions of JSB and Reliance. The succeeding discussion and analysis describes the changes in components of operating results giving rise to net income.

                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      ------------------------------------------------------
                                                       JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
(in thousands, except ratios & per share amounts)        2000           1999           2000           1999
                                                      ------------------------------------------------------

EARNINGS:
    Net Income ..................................     $  86,019      $  65,253      $  87,931      $ 126,300
                                                      ------------------------------------------------------

PER SHARE:
    Earnings Per Share - Basic ..................     $    0.50      $    0.39      $    0.53      $    0.76
    Earnings Per Share - Diluted ................     $    0.50      $    0.39      $    0.52      $    0.75
    Cash Dividends ..............................     $    0.18      $    0.15      $    0.36      $    0.30
    Book Value ..................................     $    7.72      $    7.08      $    7.72      $    7.08
    Average Equivalent Shares - Basic ...........       171,672        166,169        166,994        166,804
    Average Equivalent Shares - Diluted .........       172,847        167,594        168,144        168,311
                                                      ------------------------------------------------------

SELECTED RATIOS:
    Return on Average Total Assets (1) ..........          2.35%          2.01%          1.23%          2.00%
    Return on Average Stockholders' Equity (1) ..         25.10%         21.82%         13.81%         21.43%
    Core Efficiency Ratio .......................         32.96%         34.62%         34.05%         34.64%
    Net Interest Margin .........................          4.52%          4.31%          4.39%          4.39%

(1) Return on average total assets and average stockholders' equity, excluding merger related expenses and other special items, was 2.01% and 21.45% for the three months ended June 30, 2000, respectively, and 1.93% and 21.68% for the six months ended June 30, 2000, respectively.

         The Company reported net income for the quarter ended June 30, 2000 of $86 million, or diluted earnings per share of $.50. Net income and diluted earnings per share during the quarter were impacted by gains recognized from the sale of certain branch facilities and equity securities, partially offset by additional expenses incurred in the Company's attempt to acquire Dime. Earnings and diluted earnings per share, exclusive of these items ("Core Earnings"), was $73.5 million, or $.43, as compared to earnings, exclusive of securities gains, of $60.8 million, or diluted earnings per share of $.36, for the quarter ended June 30, 1999.

         Net Income for the first six months of 2000 was $87.9 million, or diluted earnings per share of $.52. Net Income and diluted earnings per share during this period were impacted by the recognition of the merger related and restructuring charge and other special items, which aggregated $61.5 million, or $50.1 million, after taxes. Earnings, exclusive of these items, was $138.1 million, or adjusted diluted earnings per share of $.82, for the six months ended June 30, 2000, as compared with earnings, exclusive of securities gains, of $120.1 million, or diluted earnings per share of $.71, for the comparable prior year period. The following tables set forth the reconciliation from net income, as reported, to Core Earnings for the three and six months ended June 30, 2000 and 1999, respectively.

                                           THREE MONTHS ENDED         THREE MONTHS ENDED
                                        ---------------------------------------------------
                                             JUNE 30, 2000              JUNE 30, 1999
                                        ---------------------------------------------------
Net Income, as reported .............                 $ 86,019                    $ 65,253

Items Excluded from Core Earnings:
    Gain on Sale of Branch Facilities    (10,392)                         --
    Net Securities (Gains)/Losses ...    (11,148)                     (7,017)
    Dime Related Expenses ...........      2,300                          --
                                        --------                    --------
                                         (19,240)                     (7,017)
    Related Tax Effect ..............      6,734                       2,526
                                        --------                    --------
                                                       (12,506)                     (4,491)
                                                      --------                    --------
            Core Earnings ...........                 $ 73,513                    $ 60,762
                                                      ========                    ========

Core Earnings per Share - Basic .....                 $   0.43                    $   0.37
Core Earnings per Share - Diluted ...                 $   0.43                    $   0.36

                                                                 SIX MONTHS ENDED          SIX MONTHS ENDED
                                                             -----------------------------------------------
                                                                  JUNE 30, 2000             JUNE 30, 1999
                                                             -----------------------------------------------
Net Income, as reported ..................................                $  87,931                $ 126,300

Items Excluded from Core Earnings:
    Gain on Sale of Branch Facilities ....................     (10,392)                      --
    Net Securities (Gains)/Losses ........................       8,600                   (9,720)
    Dime Related Expenses ................................       8,300                       --
    Special Provision for Loan Losses ....................       6,750                       --
    Gain on Loan Sales ...................................      (2,303)                      --
    Merger Related Restructure Charge ....................      50,499                       --
                                                             ---------                ---------
                                                                61,454                   (9,720)
    Related Tax Effect ...................................     (17,927)                   3,499
                                                             ---------                ---------
                                                                             43,527                   (6,221)
    Jamaica Tax Bad Debt Recapture, Net of Federal Benefit                    6,600                       --
                                                                          ---------                ---------
            Core Earnings ................................                $ 138,058                $ 120,079
                                                                          =========                =========

Core Earnings per Share - Basic ..........................                $    0.83                $    0.72
Core Earnings per Share - Diluted ........................                $    0.82                $    0.71

NET INTEREST INCOME

         Net interest income, which represents the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities, is the Company's primary source of earnings. Net interest income is affected by the level and composition of assets, liabilities, and equity, as well as changes in market interest rates.

         Net interest income for the quarter ended June 30, 2000 increased $21.3 million, or 16.1%, to $153.0 million, when compared to $131.7 million for the 1999 second quarter. This growth was achieved through an increase in the level of interest earning assets (principally loans) and a 21 basis point increase in the net interest margin.

         Interest income for the quarter ended June 30, 2000 increased $41.1 million, or 17.9%, to $271.1 million, when compared to $230.0 million for the 1999 second quarter. The growth in interest income was due to a 44 basis point improvement in the yield on average interest earning assets to 7.93% and an increase in the level of average interest earning assets of $1.5 billion, or 12.1%, to $13.9 billion. The growth in average interest earning assets was due in large measure to the acquisition of Reliance, which added approximately $2.3 billion in interest earning assets. Absolute growth levels were partially offset by management's decision during the first quarter of 2000 to sell approximately $1.1 billion in securities classified as available-for-sale, reducing the Company's exposure to further rises in interest rates. The proceeds were used to reduce the level of higher costing short-term borrowings.

         During the second quarter of 2000, average loans increased $1.8 billion, or 25.5%, to $9.0 billion, when compared to second quarter 1999 levels. Approximately $1.0 billion represented loans acquired from Reliance. Internal loan origination's accounted for the remainder of the increase, with each component of the loan portfolio contributing to the growth. However, the net interest margin and interest income were negatively impacted by a modest 7 basis point decline in yield on average loans to 8.15% during the 2000 second quarter. Average loans represent 64.5% of average interest earning assets, as compared to 57.7% in the comparable prior year period. Loans represented 102% of total deposits at June 30, 2000.

         Average securities declined modestly to $4.9 billion in the second quarter of 2000, when compared to $5.1 billion in the 1999 second quarter, while the yield on average securities improved 102 basis points to 7.53%. Factors contributing to the decline in average securities and the improvement in yield were as follows: (a) approximately $1.2 billion in securities were acquired in the Reliance purchase transaction, with a book yield of 7.85%, (b) the aforementioned sale of $1.1 billion in the lower yielding available-for-sale securities; and (c) the reinvestment of cash flow on the securities portfolio at higher rates due to market conditions.

         For the quarter ended June 30, 2000, interest expense increased $19.9 million, or 20.2%, over the comparable prior year period to $118.2 million. This was attributable to a $1.2 billion, or 12.2%, increase in average interest bearing liabilities to $11.2 billion and an increase of 29 basis points in the Company's average cost of funds to 4.24% for the second quarter of 2000, as compared to 3.95% for the comparable prior year period.

         Average total borrowings increased $302.9 million, or 8.2%, to $4.0 billion during the second quarter of 2000, when compared to $3.7 billion during the comparable prior year period. The average cost of funds on total borrowings increased 71 basis points to 6.13% from 5.42%, reflecting market interest rates during the respective periods. In the current interest rate environment, management has kept the average duration of its other borrowings short-term.

         Average time and savings deposits, which continue to represent a stable funding source, increased $919.9 million to $7.2 billion, reflecting an average cost of funds of 3.20% during the second quarter of 2000, from $6.3 billion, with an average cost of funds of 3.09%. This increase was due primarily to the acquisition of Reliance. The increase was partially offset by a modest decline in deposit balances at the former Reliance and Jamaica branches, as both product and rate structures previously offered were conformed to those offered at North Fork.

         Average demand deposits increased $390.3 million, or 28.5%, to $1.8 billion during the 2000 second quarter, as compared to $1.4 billion in the 1999 second quarter. The growth in demand deposits has been achieved as a result of the emphasis on developing long-term deposit relationships with borrowers, the use of incentive compensation plans, and the successful conversion of previously acquired savings bank locations into full-service commercial banking locations. At June 30, 2000, demand deposits represented 20.7% of total deposits, as compared to 19.7% at June 30, 1999.

         The use of derivative instruments, principally interest rate swaps, decreased interest expense by approximately $1.4 million during the second quarter of 2000. These derivative financial instruments were immaterial to the overall cost of funds and net interest margin during these respective period ends.

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

                                                         THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                           2000 VS. 1999                             2000 VS. 1999
                                               ----------------------------------------------------------------------------------
                                               CHANGE IN                                  CHANGE IN
                                                AVERAGE       AVERAGE     NET INTEREST     AVERAGE       AVERAGE     NET INTEREST
(in thousands)                                   VOLUME        RATE          INCOME         VOLUME        RATE          INCOME
                                               ----------------------------------------------------------------------------------
INTEREST INCOME FROM EARNING ASSETS:
Securities ................................     $ (3,176)    $ 12,401       $  9,225       $ (1,029)    $ 18,496       $ 17,467
Loans, net of unearned income .............       36,591       (1,323)        35,268         66,780       (6,891)        59,889
Money Market Investments ..................       (2,337)         657         (1,680)        (1,414)         418           (996)
                                                -------------------------------------------------------------------------------
   Total Interest Income ..................       31,078       11,735         42,813         64,337       12,023         76,360
                                                -------------------------------------------------------------------------------

INTEREST EXPENSE ON LIABILITIES:
Savings, NOW, and Money Market Deposits ...        2,695          783          3,478          3,977        1,846          5,823
Time Deposits .............................        4,092        1,365          5,457          5,465        1,008          6,473
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase ..........       (9,151)       4,237         (4,914)       (20,065)       6,554        (13,511)
Other Borrowings ..........................       14,260        1,596         15,856         41,503        1,250         42,753
                                                -------------------------------------------------------------------------------
   Total Interest Expense .................       11,896        7,981         19,877         30,880       10,658         41,538
                                                -------------------------------------------------------------------------------
Net Change in Net Interest Income .........     $ 19,182     $  3,754       $ 22,936       $ 33,457     $  1,365       $ 34,822
                                                ===============================================================================

(1)  The above table is presented on a tax equivalent basis.
(2)  Non-accrual loans are included in average loans, net of unearned income.

         The following tables present an analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the three and six month periods ended June 30, 2000 and 1999, respectively.

FOR THE THREE MONTHS ENDED JUNE 30,                                 2000                                       1999
                                                -----------------------------------------------------------------------------------
                                                   AVERAGE                      AVERAGE       AVERAGE                       AVERAGE
(dollars in thousands)                             BALANCE       INTEREST        RATE         BALANCE        INTEREST        RATE
                                                -----------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
Securities .................................    $  4,900,775   $     91,789      7.53%     $  5,088,793    $     82,564      6.51%
Loans, net of unearned income (1) ..........       8,989,125        182,153      8.15%        7,164,798         146,885      8.22%
Money Market Investments ...................          38,569            767      8.00%          166,588           2,447      5.89%
                                                ---------------------------                ----------------------------
  Total Interest Earning Assets ............      13,928,469        274,709      7.93%       12,420,179         231,896      7.49%
                                                ---------------------------                ----------------------------

NON INTEREST EARNING ASSETS:
Cash and Due from Banks ....................         243,139                                    174,861
Other Assets (2) ...........................         566,799                                    410,751
                                                ------------                               ------------
  Total Assets .............................    $ 14,738,407                               $ 13,005,791
                                                ============                               ============

INTEREST BEARING LIABILITIES:
Savings, NOW, and Money Market Deposits ....    $  4,204,952   $     19,909      1.90%     $  3,622,644    $     16,431      1.82%
Time Deposits ..............................       3,031,302         37,713      5.00%        2,693,697          32,256      4.80%
                                                ---------------------------                ----------------------------
  Total Savings and Time Deposits ..........       7,236,254         57,622      3.20%        6,316,341          48,687      3.09%
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase ...........       2,580,818         38,726      6.04%        3,206,472          43,640      5.46%
Other Borrowings ...........................       1,393,806         21,828      6.30%          465,275           5,972      5.15%
                                                ---------------------------                ----------------------------
  Total Borrowings .........................       3,974,624         60,554      6.13%        3,671,747          49,612      5.42%
                                                ---------------------------                ----------------------------
    Total Interest Bearing Liabilities .....      11,210,878        118,176      4.24%        9,988,088          98,299      3.95%
                                                ---------------------------                ----------------------------
Rate Spread ................................                                     3.69%                                       3.54%

NON-INTEREST BEARING LIABILITIES
Demand Deposits ............................       1,773,792                                  1,383,538
Other Liabilities ..........................         178,066                                    203,239
                                                ------------                               ------------
  Total Liabilities ........................      13,162,736                                 11,574,865
Capital Securities .........................         244,324                                    199,299
Stockholders' Equity .......................       1,331,347                                  1,231,627
                                                ------------                               ------------
  Total Liabilities and Stockholders' Equity    $ 14,738,407                               $ 13,005,791
                                                ============                               ============
Net Interest Income & Net Interest Margin ..                        156,533      4.52%                          133,597      4.31%
Less: Tax Equivalent Adjustment ............                         (3,567)                                     (1,889)
                                                               ------------                                ------------
     Net Interest Income ...................                   $    152,966                                $    131,708
                                                               ============                                ============

(1)  Non-accrual loans are included in average loans, net of unearned income.
(2) Unrealized gains/(losses) on available-for-sale securities are recorded in other assets.
(3) Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if the Company's investment in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, equity securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.75, $1.58, $1.55, $1.43, and $1.03 for the three months ended June 30, 2000; $N/A, $1.58, $1.56, $1.43, and $1.03 for the three months ended June 30, 1999, respectively.

FOR THE SIX MONTHS ENDED JUNE 30,                                   2000                                       1999
                                                ------------------------------------------------------------------------------------
                                                  AVERAGE                        AVERAGE      AVERAGE                        AVERAGE
(dollars in thousands )                           BALANCE         INTEREST        RATE        BALANCE         INTEREST        RATE
                                                ------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
Securities                                      $  4,914,881    $    178,321      7.30%     $  4,946,985    $    160,854      6.56%
Loans, net of unearned income (1)                  8,703,649         351,312      8.12%        7,070,981         291,423      8.31%
Money Market Investments                              78,492           2,495      6.39%          124,586           3,491      5.65%
                                                ----------------------------                ----------------------------
  Total Interest Earning Assets                   13,697,022         532,128      7.81%       12,142,552         455,768      7.57%
                                                ----------------------------                ----------------------------

NON INTEREST EARNING ASSETS:
Cash and Due from Banks                              231,784                                     179,417
Other Assets (2)                                     476,775                                     444,217
                                                ------------                                ------------
  Total Assets                                  $ 14,405,581                                $ 12,766,186
                                                ============                                ============

INTEREST BEARING LIABILITIES:
Savings, NOW and Money Market Deposits          $  4,033,564    $     38,818      1.94%     $  3,620,192    $     32,995      1.84%
Time Deposits                                      2,919,717          71,354      4.91%        2,701,817          64,881      4.84%
                                                ----------------------------                ----------------------------
  Total Savings and Time Deposits                  6,953,281         110,172      3.19%        6,322,009          97,876      3.12%
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase                   2,458,626          72,307      5.91%        3,160,658          85,818      5.48%
Other Borrowings                                   1,657,060          50,535      6.13%          291,933           7,782      5.38%
                                                ----------------------------                ----------------------------
  Total Borrowings                                 4,115,686         122,842      6.00%        3,452,591          93,600      5.47%
                                                ----------------------------                ----------------------------
    Total Interest Bearing Liabilities            11,068,967         233,014      4.23%        9,774,600         191,476      3.95%
                                                ----------------------------                ----------------------------
Rate Spread                                                                       3.58%                                       3.62%

NON-INTEREST BEARING LIABILITIES
Demand Deposits                                    1,706,386                                   1,342,285
Other Liabilities                                    162,815                                     221,575
                                                ------------                                ------------
 Total Liabilities                                12,938,168                                  11,338,460
Capital Securities                                   232,254                                     199,296
 Stockholders' Equity                              1,235,159                                   1,228,430
                                                ------------                                ------------
  Total Liabilities and Stockholders' Equity    $ 14,405,581                                $ 12,766,186
                                                ============                                ============
Net Interest Income & Net Interest Margin                            299,114      4.39%                          264,292      4.39%
Less: Tax Equivalent Adjustment                                       (6,818)                                     (3,220)
                                                                ------------                                ------------
     Net Interest Income                                        $    292,296                                $    261,072
                                                                ============                                ============

(1)  Non-accrual loans are included in average loans, net of unearned income.
(2) Unrealized gains/(losses) on available-for-sale securities are recorded in other assets.
(3) Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if the Company's investment in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, equity securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.75, $1.58, $1.55, $1.43, and $1.03 for the six months ended June 30, 2000; $N/A, $1.58, $1.56, $1.43, and $1.03 for the six months ended June 30, 1999, respectively.

NON-INTEREST INCOME

         Non-interest income, exclusive of gains recognized on the sale of certain securities and branch facilities, increased $5.2 million, or 33.0%, to $20.8 million in the 2000 second quarter, when compared to $15.6 million in the comparable prior year quarter. The improvement in non-interest income was achieved through a $2.5 million, or 36.0%, increase in fees and service charges on deposit accounts to $9.6 million; a $2.2 million, or 65.0%, increase in other operating income, to $5.6 million and a $.4 million, or 10.0%, increase in investment management, commissions and trust fees to $4.6 million. The increase in fees and service charges on deposit accounts was attributable to increased levels of demand deposits, revisions to deposit fee structures, and the acquisitions of JSB and Reliance. Contributing to the growth in other operating income was fee income generated by the Company's recently acquired check cashing subsidiary, CBMC, Inc. (d/b/a "The Money Centers") and the introduction of additional fee based services. The Money Centers operate through five Manhattan locations and was acquired in the Reliance transaction. Investment management, commissions and trust fees grew at a modest pace and should continue to improve as these products and services are offered to the former JSB and Reliance customer base.

         Net securities gains recognized during the most recent quarter were $11.1 million, as compared to $7.0 million during the 1999 second quarter. These gains resulted primarily from the sale of equity positions in certain publicly traded companies.

         Additionally, during the most recent quarter, the Company recognized a gain of $10.4 million in connection with the sale of certain branch facilities.

NON-INTEREST EXPENSE

         Non-interest expense, exclusive of Dime related acquisition expenses, increased $7.2 million, or 14.1%, to $58.4 million during the most recent quarter, as compared to $51.1 million during the comparable prior year period. The increase in non-interest expense is attributable to a $3.6 million increase in amortization of intangible assets, a $2.4 million increase in compensation and employee benefits, a $.9 million increase in capital securities costs, and a $.4 million increase in occupancy and equipment costs.

         The increase in the amortization of intangible assets is principally due to the increase in goodwill recorded in connection with the Reliance acquisition. The increase in compensation and employee benefits expense is due primarily to the Company's recent acquisition of Reliance, the expanded use of incentive compensation plans to achieve its objective of growing demand deposits and generating fee income, annual merit increases, increased costs associated with employee benefits, and costs associated with expanding its presence in the New York City market area. The increase in capital securities costs resulted the assumption of $45 million in capital securities previously issued by Reliance in April 1998.

         During the quarter, the Company incurred $2.3 million in expenses related to its proposed acquisition of Dime Bancorp, Inc. To date, the Company has incurred $8.3 million in connection with its effort to acquire Dime Bancorp, Inc. Expenses incurred consisted principally of legal fees, professional fees, and shareholder notifications and mailings.

         The Company's core efficiency ratio, which represents the ratio of non-interest expense, net of other real estate costs and other non-recurring charges, to net interest income on a tax equivalent basis and non-interest income, net of securities gains and losses and other non-recurring income, was 32.96% in the 2000 second quarter, as compared with 34.62% for the comparable prior year period. The core efficiency ratio demonstrates management's ability to maintain a disciplined approach to monitoring its operating structure and controlling related costs.

INCOME TAXES

         The effective tax rate for the six months ended June 30, 2000, exclusive of the merger and related restructuring costs and other special items, was 35%, as compared to 36% for the second quarter of 1999. Management anticipates that the effective tax rate for the remainder of 2000 will be approximately 35%.

LOAN PORTFOLIO

         The following table represents the components of the loan portfolio for the periods indicated:

                                 ----------------------------------------------------------------------------
                                  JUNE 30,       % OF      DECEMBER 31,      % OF        JUNE 30,       % OF
(dollars in thousands)              2000         TOTAL         1999          TOTAL         1999         TOTAL
                                 ----------------------------------------------------------------------------
Mortgage Loans-Multi-Family      $3,283,083        36%      $2,827,272         36%      $2,715,201        37%
Mortgage Loans-Residential        2,640,017        29%       2,221,779         28%       2,059,705        28%
Mortgage Loans-Commercial         1,456,321        16%       1,327,001         17%       1,280,225        18%
Commercial and Industrial           885,486        10%         697,763          8%         553,760         8%
Consumer Loans and Leases           722,029         8%         752,256         10%         601,308         8%
Construction and Land Loans         113,606         1%          87,257          1%          61,820         1%
                                 ----------------------------------------------------------------------------
                                 $9,100,542       100%      $7,913,328        100%      $7,272,019       100%
                                 ============================================================================

         The loan portfolio is concentrated primarily in loans secured by real estate in the New York metropolitan area. The risk inherent in the portfolio is dependent not only upon regional and general economic stability, which affects property values, but also the financial well being and creditworthiness of the borrowers.

         Loans outstanding at June 30, 2000 increased $1.8 billion, or 25.1%, to $9.1 billion, as compared to $7.3 billion at June 30, 1999. The growth experienced during the past year has resulted from both originations and the Reliance purchase acquisition. The absolute level of growth has been tempered by the level of prepayment activity experienced during most of 1999 and management's decision to periodically sell certain loans, which it believes would not have performed as well in a weak economy.

         Reliance provided the Company with approximately $1.0 billion in loans, principally multi-family and residential mortgages, and consumer loans. The composition of the Company's loan portfolio at June 30, 2000 has remained approximately the same when compared to pre-merger and acquisition levels. Multi-Family and residential loans represented 65% of the portfolio while pre-merger and acquisition represented 58% of the portfolio at December 31, 1999.

         The Company continues to experience strong internally generated loan growth. Core loan growth was approximately $214.3 million, or 9.6%, on an annualized basis during the most recent quarter. Contributing to this increase has been the success experienced by the Company through its recently formed subsidiary, All Points Capital Corp., which originates lease financing transactions to existing customers of North Fork and through a national distribution network. All Points, during its first seven months of operations, has originated $135.4 million in loans.

         Prepayment activity during most of 1999 was due in large measure to the interest rate environment and aggressive pricing levels offered by competitors, principally thrift companies and Wall Street conduits. Prepayment activity over the last several months has slowed dramatically due to increases in market interest rates.

         To minimize the credit risk related to the portfolio's real estate concentration, management utilizes prudent underwriting standards as well as diversifying the type and locations of loan placements. The multi-family lending business includes loans on various types and geographically diverse apartment complexes. Multi-family mortgages are dependent largely on sufficient income to cover operating expenses and may be affected by government regulation, such as rent control regulations, which could impact the future cash flows of the property. Most multi-family mortgages do not fully amortize. Therefore, the principal outstanding is not significantly reduced prior to contractual maturity. The residential mortgage portfolio is comprised primarily of first mortgage loans on owner occupied 1-4 family residences located in the New York metropolitan area. The commercial mortgage portfolio contains loans secured by professional office buildings, retail stores, shopping centers and industrial developments. Commercial loans consist primarily of loans to small and medium size businesses. Consumer loans represent credit to individuals for household, family, and other personal expenditures and consist primarily of loans to finance new and used automobiles. The consumer loan portfolio does not contain higher risk credit card and sub prime loans. Land loans are used to finance the acquisition of vacant land for future residential and commercial development. Construction loans finance the construction of industrial developments and single-family subdivisions. The construction and land development portfolios do not contain any AD&C loans

         The Company's real estate underwriting standards include various limits on the loan-to-value ratios based on the type of property, and management considers, among other things, the creditworthiness of the borrower, the location of the real estate, the condition and value of the security property, the quality of the organization managing the property, and the viability of the project including occupancy rates, tenants and lease terms. Additionally, the underwriting standards require appraisals and periodic inspections of the properties as well as ongoing monitoring of operating results.

ASSET QUALITY

         The components of non-performing assets and restructured, accruing loans are detailed in the table below:

                                                   ---------------------------------
                                                   JUNE 30,   DECEMBER 31,   JUNE 30,
(in thousands)                                       2000         1999         1999
                                                   ---------------------------------
Loans Ninety Days Past Due and Still Accruing      $ 4,692      $ 6,131      $ 4,798
Non-Accrual Loans                                    9,189        8,997        9,563
                                                   ---------------------------------
Non-Performing Loans                                13,881       15,128       14,361
Other Real Estate                                      913          787          835
                                                   ---------------------------------
Non-Performing Assets                              $14,794      $15,915      $15,196
                                                   ---------------------------------

Restructured, Accruing Loans                          --           --        $   557
                                                   =================================

         At June 30, 2000, non-performing assets declined by $1.1 million, or 7.0%, when compared to $15.9 million at December 31, 1999. Non-performing assets at June 30, 2000 declined by $.4 million, when compared to $15.2 million at June 30, 1999. The declining trend in non-performing assets over the past five years is a result of the effectiveness of the Company's loan administration and workout procedures, as well as a strong local economy. The decline in non-performing assets during the most recent period when compared to year ago levels was achieved despite the Company acquiring approximately $7.1 million in non-performing assets from Reliance. Non-performing loans at June 30, 2000 consisted of $4.6 million in consumer loans and leases, $5.3 million in residential mortgages, $1.8 million in commercial mortgages, and $2.2 million in commercial loans.

         The following table represents a summary of the changes in the allowance for loan losses for the six months ended June 30:

                                                                 ------------------------
                                                                   2000            1999
                                                                 ------------------------
(dollars in thousands)
Balance at Beginning of Year ..............................      $ 74,525        $ 77,683
Provision for Loan Losses .................................        11,250           2,512
Recoveries ................................................         3,463           2,166
                                                                 ------------------------
                                                                   89,238          82,361
Charge-offs ...............................................       (10,297)         (7,028)
Additional Allowance Acquired .............................         9,069            --
                                                                 ------------------------
Balance at End of Period ..................................      $ 88,010        $ 75,333
                                                                 ========================

Ratio of Net Charge-offs to Average Loans .................          0.16%           0.14%
Ratio of Allowance for Loan Losses to Period End Loans, net          0.97%           1.04%
Ratio of Allowance for Loan Losses to Non-performing Loans            634%            525%

         The provision for loan losses during the most recent quarter increased to $2.3 million, as compared to $1.3 million for the comparable prior year period. The six month results reflect a special provision of $6.8 million recognized by management in order to conform the provisioning policies of the acquired institutions to that of the Company and to restore the Company's post-merger reserve coverage ratios to approximate pre-merger levels.

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

         Since many of the loans depend upon the sufficiency of collateral, any adverse trend in the real estate markets could seriously affect underlying values available to protect the Company from loss. This condition existed in the early 1990's when the Company experienced sizable real estate loan losses.

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

                  Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the allowance for loan losses to be adequate at June 30, 2000.

SECURITIES PORTFOLIO

         The composition of and the amortized cost and estimated fair values of available-for-sale and held-to-maturity securities portfolios were as follows:

                                              JUNE 30, 2000            DECEMBER 31, 1999             JUNE 30, 1999
                                         --------------------------------------------------------------------------------
                                          AMORTIZED       FAIR        AMORTIZED      FAIR         AMORTIZED      FAIR
(in thousands)                              COST          VALUE         COST         VALUE          COST         VALUE
                                         --------------------------------------------------------------------------------
AVAILABLE-FOR-SALE
U.S. Treasury Securities ............    $   20,038    $   19,947    $   20,046    $   19,978    $   19,948    $   20,047
U.S. Government Agencies' Obligations       131,348       129,731        88,709        86,210       118,109       118,356
Mortgage-Backed Securities ..........       656,018       638,613       895,855       869,882       831,069       816,474
CMO's Agency Issuance ...............       506,035       491,969       489,151       463,087       462,655       445,928
CMO's Private Issuance ..............     1,611,360     1,586,993     1,781,288     1,724,183     1,752,151     1,715,758
Equity Securities ...................       269,372       278,485       273,701       336,554       231,173       307,707
Other Securities ....................       327,796       303,535       198,861       182,316       193,635       188,540
                                         --------------------------------------------------------------------------------
                                         $3,521,967    $3,449,273    $3,747,611    $3,682,210    $3,608,740    $3,612,810
                                         ================================================================================
HELD-TO-MATURITY
U.S. Government Agencies' Obligations    $       38    $       38    $   20,051    $   20,047    $  100,000    $   99,963
State & Municipal Obligations .......        78,659        76,788        76,173        74,171        68,921        68,466
Mortgage-Backed Securities ..........       405,381       388,533       447,209       427,895       494,178       482,611
CMO's Agency Issuance ...............        86,817        85,781       115,027       113,470       139,206       138,542
CMO's Private Issuance ..............       631,000       600,987       674,072       645,700       737,821       719,546
Other Securities ....................        17,549        17,294        18,972        18,313        21,891        21,470
                                         --------------------------------------------------------------------------------
                                         $1,219,444    $1,169,421    $1,351,504    $1,299,596    $1,562,017    $1,530,598
                                         ================================================================================

(1) Amortized cost and fair value includes $197.4 million, $170.7 million, and $138.3 million in Federal Home Loan Bank stock at June 30, 2000, December 31, 1999, and June 30, 1999, respectively.

         Management's strategy is to invest in securities with short-weighted average lives minimizing exposure to future increases in interest rates. These are principally mortgage-backed securities ("MBS") that provide stable cash flows, which may be reinvested at current market interest rates. The combined weighted average life of the held-to-maturity and available-for-sale securities portfolios at June 30, 2000 was 5.8 years.

         Collateralized mortgage obligations ("CMO") are collateralized by either U.S. Government Agency MBS's or whole loans, which are principally AAA rated conservative current pay sequentials or planned amortization class ("PAC") structures, with a current weighted average life of approximately 4.4 years.

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

         At June 30, 2000, securities carried at $3.4 billion were pledged to secure securities sold under agreements to repurchase, other borrowings, and for other purposes as required by law.

CAPITAL

         The Company and its bank subsidiaries are subject to the risk based capital guidelines administered by the banking regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including a minimum ratio of Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets of 4% ("Leverage Ratio"). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Company's financial statements. As of June 30, 2000, the most recent notification from the various banking regulators categorized the Company and its bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, a minimum leverage ratio of at least 5% and not be subject to any written order, agreement or directive. There are no conditions or events since such notification that management believes have changed this classification.

         The following table sets forth the Company's regulatory capital at June 30, 2000 and 1999, under the rules applicable at such date. Management believes that the Company meets all capital adequacy requirements to which it is subject.

                                      JUNE 30, 2000                   JUNE 30, 1999
                               ----------------------------------------------------------
(dollars in thousands )          AMOUNT           RATIO           AMOUNT           RATIO
                               ----------------------------------------------------------
Tier 1 Capital ............    $1,275,716         14.71%        $1,294,670         16.43%
Regulatory Requirement ....       346,862          4.00%           315,156          4.00%
                               ----------------------------------------------------------
Excess ....................    $  928,854         10.71%        $  979,514         12.43%
                               ==========================================================

Total Risk Adjusted Capital    $1,367,827         15.77%        $1,404,444         17.83%
Regulatory Requirement ....       693,725          8.00%           630,311          8.00%
                               ----------------------------------------------------------
Excess ....................    $  674,102          7.77%        $  774,133          9.83%
                               ==========================================================

Risk Weighted Assets ......    $8,671,559                       $7,878,893
                               ==========                       ==========

         The Company's Leverage Ratio at June 30, 2000 was 8.87%. The Tier 1, Total Risk-Based and Leverage Capital Ratios of North Fork were 11.99%, 13.09%, and 7.22%, respectively, at June 30, 2000.

         On June 27, 2000, the Board of Directors declared a regular quarterly cash dividend of $.18 per common share. The dividend is payable August 15, 2000 to shareholders of record at the close of business July 27, 2000.

         In February 2000, the Company's shareholders approved a resolution to amend the Company's certificate of incorporation to increase the number of authorized shares of common stock from 200 million to 500 million and to reduce the par value of its common stock from $2.50 per share to $.01 per share. All periods reported have been retroactively adjusted to reflect the change in par value.

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

                  Based upon the aforementioned factors regarding the simulation model, projected net interest income for the next twelve months was modeled based on both an immediate rise and fall in interest rates as well as gradual movements in interest rates over the twelve-month period. Based on the information and assumptions in effect at June 30, 2000, management believes that a 100 basis point gradual increase in interest rates over the next twelve months would decrease net interest income by $15.6 million, or 2.60%, while a gradual decrease in interest rates would increase net interest income by $16.0 million, or 2.65%.

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

         Sources of liquidity include dividends from its subsidiaries, borrowings, the sale of securities from the available-for-sale portfolio, and funds available through the capital markets. Dividends from the Company's primary subsidiary, North Fork, are limited by New York State Banking Department regulations to the current year's earnings plus the prior two years' retained net profits. Pursuant to this regulation, North Fork had $92.5 million of retained earnings available for dividends as of July 1, 2000.

         The bank subsidiaries have numerous sources of liquidity including loan and security principal repayments and maturities, lines-of-credit with other financial institutions, the ability to borrow under repurchase agreements and Federal Home Loan Bank advances utilizing unpledged securities and mortgage related loan portfolios, respectively, the sale of securities from their available-for-sale portfolios, the securitization of loans, whole loan sales, and growth in their core deposit base.

         The bank subsidiaries currently have the ability to borrow an additional $4.0 billion on a secured basis, utilizing mortgage related loans and securities as collateral. At June 30, 2000, the Company had $3.1 billion in outstanding borrowings with the FHLB.

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




Date:  August 14, 2000                              /s/ Daniel M. Healy
                                                    ------------------------
                                                    Daniel M. Healy
                                                    Executive Vice President &
                                                    Chief Financial Officer