Form 10-Q
period 2000-09-30
NORTH FORK BANCORPORATION INC
filed 2000-11-14
CIK 352510

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED:               SEPTEMBER 30, 2000



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

                  Yes (X)      No ( )


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS OF COMMON STOCK                     NUMBER OF SHARES OUTSTANDING 11/10/00
   $.01 PAR VALUE                                        163,705,092

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        LITIGATION INVOLVING DIME BANCORP, INC.

        The Company was a party to six separate lawsuits in connection with its offer to acquire all of the outstanding common stock of Dime Bancorp, Inc. ("Dime"). As more fully described herein the Company, on September 29, 2000, allowed its offer to acquire Dime to expire. The current status of each of these lawsuits is as follows:

            Delaware Litigation. On March 6, 2000, the Company filed a complaint in the Delaware Court of Chancery against Dime and several of Dime's directors alleging that the board of directors breached its fiduciary duties by taking certain actions with respect to the then-pending merger between Dime and Hudson United Bancorp. On October 30, 2000, the Company voluntarily discontinued its claim without prejudice.

            Dime Antitrust Litigation. On March 10, 2000, Dime filed a complaint in the Supreme Court of the State of New York, County of New York, against the Company and FleetBoston, alleging violations of New York State antitrust laws. On October 11, 2000, Dime voluntarily discontinued its claim without prejudice.

            Dime Federal Securities Litigation. On March 21, 2000, Dime filed suit in the United States District Court for the Eastern District of New York against the Company and members of its board of directors in connection with alleged false and misleading statements contained in documents distributed by the Company to Dime's stockholders. On April 24, 2000, the Company filed a counterclaim in the District Court against Dime for alleged false and misleading statements in documents sent by Dime to its stockholders. On October 27, 2000, Dime and the Company filed a joint stipulation voluntarily dismissing their respective claims without prejudice.

            Dime Litigation Against Salomon Smith Barney. On March 29, 2000 Dime filed a lawsuit in the Supreme Court of New York, County of New York against Salomon Smith Barney Inc. ("Salomon"), whom the Company had engaged as a financial advisor and co-dealer manager in connection with the Offer. On May 15, 2000, Dime filed a First Amended Complaint with the Supreme Court of New York naming both Salomon and the Company as defendants. On September 13, 2000, the Supreme Court of New York denied a motion by the Company to dismiss Dime's amended complaint. The Company denies Dime's allegations, and discovery is being conducted by the parties. On October 19, 2000, Dime moved for partial summary judgment against Salomon on its claim that Salomon breached its contract with Dime. On October 30, 2000, Salomon moved for summary judgment in its favor and against Dime. Those motions remain pending.

            Dime Savings Employee Litigation. On May 8, 2000, Dime Savings Bank filed a complaint in the Supreme Court of New York alleging breach of contract against the Company and North Fork Bank. On October 16, 2000, the Court denied the Company's motion to dismiss the complaint but granted North Fork Bank's motion to dismiss the complaint.

                                INDEX (CONTINUED)

PART II. OTHER INFORMATION (CONTINUED)

ITEM 1. LEGAL PROCEEDINGS (CONTINUED)

        LITIGATION INVOLVING DIME BANCORP, INC. (CONTINUED

            Delaware Proxy Litigation. On July 14, 2000, the Company filed a complaint against Dime and certain members of Dime's board of directors in the Court of Chancery of the State of Delaware. The complaint, among other things, seeks (1) a declaratory judgment as to the effect of withhold votes cast at Dime's 2000 annual meeting of stockholders, such that the Dime's nominees would have the status of holdover directors, and (2) an order requiring Dime to hold an election to fill seats now occupied by Dime's nominees at a timely convened special meeting of stockholders or, in the alternative, no later than Dime's 2001 annual meeting of stockholders. On July 24, 2000, certain stockholders of Dime filed a similar suit in the Court of Chancery of the State of Delaware. On August 14, 2000, North Fork moved for summary judgment. On September 13, 2000, Dime filed its response to the motions for summary judgment filed by the Company and the stockholder-plaintiffs. Dime also cross-moved for summary judgment against the claims alleged in the complaints filed by the Company and the stockholder-plaintiffs. Oral arguments on these motions were held on October 16, 2000. On November 7, 2000 the Court issued an opinion confirming the Company's position that the class of directors of Dime nominated by Dime for re-election at Dime's 2000 annual meeting of stockholders were not re-elected to a new three year term and that such class of directors must stand for re-election at Dime's 2001 annual meeting of stockholders.

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

      (b) Current Reports on Form 8-K

          1) Current Report on Form 8-K dated July 13, 2000 (reporting the Company's earnings results for the quarter ended June 30, 2000).

          2) Current Report on Form 8-K dated July 14, 2000 (containing information updating certain information contained in the Registration Statement).

          3) Current Report on Form 8-K dated July 14, 2000 (containing information updating certain information contained in the Registration Statement).

          4) Current Report on Form 8-K dated July 28, 2000 (containing information updating certain information contained in the Registration Statement).

                                INDEX (CONTINUED)

     (b) Current Reports on Form 8-K continued

          5) Current Report on Form 8-K dated August 10, 2000 (containing information updating certain information contained in the Registration Statement).

          6) Current Report on Form 8-K dated September 26, 2000 (containing information updating certain information contained in the Registration Statement).

          7) Current Report on Form 8-K dated September 29, 2000 (containing information updating certain information contained in the Registration Statement).

CONSOLIDATED BALANCE SHEETS (UNAUDITED)


(in thousands, except per share amounts)                                    SEPTEMBER 30,         DECEMBER 31,         SEPTEMBER 30,
                                                                                2000                 1999                  1999
ASSETS:
Cash & Due from Banks ............................................         $    265,236          $    317,434          $    177,169
Money Market Investments .........................................               42,322                85,767               232,656
Securities:
   Available-for-Sale ............................................            3,472,720             3,682,210             3,688,203
   Held-to-Maturity ..............................................            1,162,015             1,351,504             1,473,518
                                                                           ------------          ------------          ------------
      Total Securities ...........................................            4,634,735             5,033,714             5,161,721
                                                                           ------------          ------------          ------------
Loans ............................................................            9,223,262             7,913,328             7,634,700
  Less: Unearned Income ..........................................               16,113                15,640                15,913
            Allowance for Loan Losses ............................               88,454                74,525                74,887
                                                                           ------------          ------------          ------------
                  Net Loans ......................................            9,118,695             7,823,163             7,543,900
                                                                           ------------          ------------          ------------
Intangible Assets ................................................              346,878                79,151                81,052
Premises & Equipment .............................................               96,084                92,652                91,910
Accrued Income Receivable ........................................               97,952                78,651                80,829
Other Assets .....................................................              138,000               165,624               141,380
                                                                           ------------          ------------          ------------
     Total Assets ................................................         $ 14,739,902          $ 13,676,156          $ 13,510,617
                                                                           ============          ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Demand Deposits ..................................................         $  1,880,803          $  1,558,044          $  1,516,592
Savings, NOW &  Money Market Deposits ............................            4,082,062             3,598,481             3,541,319
Other Time Deposits ..............................................            2,284,432             1,965,827             2,037,465
Certificates of Deposit,  $100,000 & Over ........................              612,894               519,211               606,198
                                                                           ------------          ------------          ------------
     Total Deposits ..............................................            8,860,191             7,641,563             7,701,574
                                                                           ------------          ------------          ------------
Federal Funds Purchased & Securities Sold Under
   Agreements to Repurchase ......................................            2,563,682             2,665,200             2,676,416
Other Borrowings .................................................            1,452,712             1,894,000             1,544,000
Accrued Expenses & Other Liabilities .............................              207,135               276,981               297,511
                                                                           ------------          ------------          ------------
      Total Liabilities ..........................................         $ 13,083,720          $ 12,477,744          $ 12,219,501
                                                                           ------------          ------------          ------------

Capital Securities ...............................................         $    244,333          $    199,314          $    199,308

STOCKHOLDERS' EQUITY:
Preferred Stock, Par Value $1.00; Authorized 10,000,000 Shares,
    Unissued .....................................................                 --                    --                    --
Common Stock, Par Value $0.01; Authorized 500,000,000 Shares;
    Issued 174,358,676 Shares at September 30, 2000  .............                1,744                 1,931                 1,931
Additional Paid in Capital .......................................              356,154               560,979               561,191
Retained Earnings ................................................            1,101,148             1,026,546               991,989
Accumulated Other Comprehensive Income - Unrealized Losses on
   Securities Available-for-Sale, net of taxes ...................              (18,361)              (37,818)              (12,630)
Deferred Compensation ............................................              (25,504)              (28,007)              (21,944)
Treasury Stock at Cost;  175,210 at September 30, 2000............               (3,332)             (524,533)             (428,729)
                                                                           ------------          ------------          ------------
      Total Stockholders' Equity .................................            1,411,849               999,098             1,091,808
                                                                           ------------          ------------          ------------
      Total Liabilities and Stockholders' Equity .................         $ 14,739,902          $ 13,676,156          $ 13,510,617
                                                                           ============          ============          ============


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED

                                                                 SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
(in thousands, except per share amounts)                               2000            1999               2000               1999
INTEREST INCOME:
Loans .....................................................         $ 187,251         $ 150,673         $ 538,097          $ 441,599
Mortgage-Backed Securities ................................            67,705            70,314           210,165            203,586
Other Securities ..........................................            12,771             8,243            35,785             25,246
U.S. Treasury & Government Agency Securities ..............             2,700             3,379             7,825             10,296
State & Municipal Obligations .............................               963               917             2,811              2,517
Money Market Investments ..................................               583             2,897             2,600              5,726
                                                                    ---------         ---------         ---------          ---------
Total Interest Income .....................................           271,974           236,423           797,283            688,970
                                                                    ---------         ---------         ---------          ---------

INTEREST EXPENSE:
Savings, NOW & Money Market Deposits ......................            19,909            16,453            58,727             49,448
Other Time Deposits .......................................            30,007            24,241            86,484             72,440
Certificates of Deposit, $100,000 & Over ..................             8,804             7,861            23,681             24,543
Federal Funds Purchased & Securities Sold Under Agreements
  to Repurchase ...........................................            42,518            39,260           114,825            125,078
Other Borrowings ..........................................            20,721            16,282            71,255             24,063
                                                                    ---------         ---------         ---------          ---------
   Total Interest Expense .................................           121,959           104,097           354,972            295,572
                                                                    ---------         ---------         ---------          ---------
   Net Interest Income ....................................           150,015           132,326           442,311            393,398
Provision for Loan Losses .................................             2,250             1,251            13,500              3,763
                                                                    ---------         ---------         ---------          ---------
   Net Interest Income after Provision for Loan Losses ....           147,765           131,075           428,811            389,635
                                                                    ---------         ---------         ---------          ---------

NON-INTEREST INCOME:
Fees & Service Charges on Deposit Accounts ................            10,271             7,998            28,327             21,754
Investment Management, Commissions & Trust Fees ...........             4,850             3,776            14,207             12,348
Mortgage Banking Operations ...............................               964               946             2,761              2,845
Other Operating Income ....................................             6,002             3,148            16,810              9,802
Gain on Sale of Branch Facilities .........................             2,657              --              13,049               --
Net Securities Gains/(Losses) .............................             5,532               180            (3,069)             9,900
Gain on Sale of Loans .....................................              --                --               2,303               --
                                                                    ---------         ---------         ---------          ---------
     Total Non-Interest Income ............................            30,276            16,048            74,388             56,649
                                                                    ---------         ---------         ---------          ---------

NON-INTEREST EXPENSE:
Compensation & Employee Benefits ..........................            28,542            25,668            84,879             76,339
Occupancy & Equipment, net ................................             9,627             8,695            27,411             25,464
Capital Securities Costs ..................................             5,140             4,211            14,914             12,633
Amortization of Intangible Assets .........................             5,671             2,108            14,660              6,267
Dime Related Expenses .....................................             5,200              --              13,500               --
Other Operating Expenses ..................................            12,040            10,535            34,572             32,315
Merger Related Restructure Charge .........................              --                --              50,499               --
                                                                    ---------         ---------         ---------          ---------
    Total Non-Interest Expense ............................            66,220            51,217           240,435            153,018
                                                                    ---------         ---------         ---------          ---------
Income Before Income Taxes ................................           111,821            95,906           262,764            293,266
Provision for Income Taxes ................................            39,137            34,574           102,150            105,634
                                                                    ---------         ---------         ---------          ---------
     Net Income ...........................................         $  72,684         $  61,332         $ 160,614          $ 187,632
                                                                    =========         =========         =========          =========

PER SHARE:
Earnings Per Share - Basic ................................         $    0.42         $    0.38         $    0.95          $    1.14
Earnings Per Share - Diluted ..............................         $    0.42         $    0.37         $    0.95          $    1.13
Cash Dividends ............................................         $    0.18         $    0.15         $    0.54          $    0.45

Weighted Average Shares Outstanding - Basic ...............           171,951           162,337           168,659            165,298

Weighted Average Shares Outstanding - Diluted .............           173,213           163,715           169,856            166,757


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)                                                                                       2000                    1999
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ...........................................................................           $   160,614            $   187,632
ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
Provision for Loan Losses ............................................................                13,500                  3,763
Depreciation and Amortization ........................................................                11,079                 10,778
Amortization of Intangible Assets ....................................................                14,660                  6,267
Amortization of Securities Premiums ..................................................                 4,137                  8,386
Accretion of Discounts and Net Deferred Loan Fees ....................................               (16,138)                (7,299)
Net Securities Losses/(Gains) ........................................................                 3,069                 (9,900)
Gain on Sale of Branch Facilities ....................................................               (13,049)                  --
Gain on Sale of Loans ................................................................                (2,303)                  --
Other, net ...........................................................................                (7,738)                31,612
                                                                                                 -----------            -----------
    Net Cash Provided by Operating Activities ........................................               167,831                231,239
                                                                                                 -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Securities Held-to-Maturity .............................................               (16,212)              (382,346)
Maturities, Redemptions, Calls and Principal Repayments on
    Securities Held-to-Maturity ......................................................               204,767                686,759
Purchases of Securities Available-for-Sale ...........................................              (511,207)            (1,670,060)
Proceeds from Sales of Securities Available-for-Sale .................................             1,637,048                 71,111
Maturities and Principal Repayments on Securities Available-for-Sale .................               354,615                889,420
Loans Originated, Net of Principal Repayments and Charge-offs ........................              (598,303)              (811,987)
Proceeds from the Sale of Loans ......................................................               261,485                 81,337
Transfers to Other Real Estate, net of sales .........................................                   236                  2,925
Sale/(Purchases) of Premises and Equipment, net ......................................                14,603                (10,159)
Purchase Acquisition, net of cash acquired ...........................................                36,858                   --
                                                                                                 -----------            -----------
    Net Cash Provided by/(Used in) Investing Activities ..............................             1,383,890             (1,143,000)
                                                                                                 -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Decrease)/Increase in Customer Deposit Liabilities ..............................              (282,951)               118,009
Net (Decrease)/Increase in Borrowings ................................................            (1,266,810)             1,215,320
Net Decrease in Long Term Debt .......................................................                  --                  (35,000)
Purchase of Treasury Stock ...........................................................               (10,216)              (181,837)
Common Stock Issued for Cash .........................................................                 3,042                  4,906
Cash Dividends Paid ..................................................................               (90,429)               (93,166)
                                                                                                 -----------            -----------
    Net Cash (Used in)/Provided by Financing Activities ..............................            (1,647,364)             1,028,232
                                                                                                 -----------            -----------
    Net (Decrease)/Increase in Cash and Cash Equivalents .............................               (95,643)               116,471

Cash and Cash Equivalents at Beginning of the Period .................................               403,201                293,354
                                                                                                 -----------            -----------
Cash and Cash Equivalents at End of the Period .......................................           $   307,558            $   409,825
                                                                                                 ===========            ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:
    Interest Expense .................................................................               347,903                299,284
                                                                                                 ===========            ===========
    Income Taxes .....................................................................                44,912                 84,482
                                                                                                 ===========            ===========
During the Year the Company Purchased Various Securities which
    Settled in the Subsequent Period .................................................                  --                   10,941
                                                                                                 ===========            ===========

In February 2000, the Company acquired all of the outstanding common stock of Reliance Bancorp, Inc. Each share of Reliance's common stock was exchanged for
2.0 shares of the Company's common stock. Non-cash activity related to the Reliance acquisition not reflected as of February 18, 2000 is as follows:

Fair Value of Assets Acquired .........................................................           $2,344,276
Intangible Assets .....................................................................              282,387
Common Stock Issued ...................................................................              332,947
                                                                                                  ----------
Liabilities Assumed ...................................................................           $2,293,716
                                                                                                  ==========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)



                                                          Additional                  Unrealized
                                             Common        Paid in        Retained     Securities
                                             Stock         Capital        Earnings   Gains/(Losses)

BALANCE, DECEMBER 31, 1998 ...........        $1,929       $556,773       $879,441        $50,208
Net Income ...........................          --             --          187,632           --
Cash Dividends ($.45 per share) ......          --             --          (61,480)          --
Cash Dividends-Acquired Company ......          --             --          (12,642)          --
Issuance of Stock (103,858 shares) ...             1          2,236           --             --
Purchase of Treasury Stock (8,962,400
shares)...............................          --             --             --             --
Loss on Reissuance of
Treasury-Acquired Company.............          --             --             (790)          --
Restricted Stock Activity, net .......          --               39           --             --
Stock Based Compensation Activity,
net...................................             1          2,143           --             --
Amortization of Unrealized Loss on
Securities Transferred from Available
-for-Sale to Held-to-Maturity.........          --             --             (172)           172
Adjustment to Unrealized Gains/
(Losses) on Securities Available-for-
Sale, net of taxes....................          --             --             --          (63,010)
                                              ------       --------     ----------       --------
BALANCE, SEPTEMBER 30, 1999 ..........        $1,931       $561,191       $991,989       ($12,630)
                                              ======       ========       ========       ========


BALANCE, DECEMBER 31, 1999 ...........        $1,931       $560,979     $1,026,546       ($37,818)
Net Income ...........................          --             --          160,614           --
Cash Dividends ($.54 per share) ......          --             --          (93,946)          --
Cash Dividends-Acquired Company ......          --             --           (4,718)          --
Issuance of Stock-Reliance Acquisition
(17,120,638 shares)...................          --          (38,989)          --             --
Fair Value of Options-Reliance
Acquisition...........................          --           14,075           --             --
Issuance of Stock (183,371 shares) ...             2          2,986           --             --
JSB Common Stock Retired (19,687,149
shares)...............................          (197)      (184,871)        13,539           --
Purchases of Treasury Stock (636,300
shares)...............................          --             --             --             --
Restricted Stock Activity, net .......          --                2           --             --
Stock Based Compensation Activity,
net...................................             8          1,972           (887)          --
Adjustment to Unrealized Gains/
(Losses) on Securities Available-for-
Sale, net of taxes....................          --             --             --           19,457
                                              ------       --------     ----------       --------
BALANCE, SEPTEMBER 30, 2000 ..........        $1,744       $356,154     $1,101,148       ($18,361)
                                              ======       ========     ==========       ========



                                            Deferred        Treasury
                                          Compensation        Stock          Total

BALANCE, DECEMBER 31, 1998 ...........       ($24,365)     ($250,260)    $1,213,726
Net Income ...........................           --             --          187,632
Cash Dividends ($.45 per share) ......           --             --          (61,480)
Cash Dividends-Acquired Company ......           --             --          (12,642)
Issuance of Stock (103,858 shares) ...           --              890          3,127
Purchase of Treasury Stock (8,962,400
shares)...............................           --         (181,837)      (181,837)
Loss on Reissuance of
Treasury-Acquired Company.............           --             --             (790)
Restricted Stock Activity, net .......          2,421           (385)         2,075
Stock Based Compensation Activity, net           --            2,863          5,007
Amortization of Unrealized Loss on
Securities
Transferred from .....................           --             --             --
Available-for-Sale to Held-to-Maturity
Adjustment to Unrealized
Gains/(Losses) on Securities
      Available-for-Sale, net of taxes           --             --          (63,010)
                                             --------        -------     ----------
BALANCE, SEPTEMBER 30, 1999 ..........       ($21,944)     ($428,729)    $1,091,808
                                             ========      =========     ==========


BALANCE, DECEMBER 31, 1999 ...........       ($28,007)     ($524,533)      $999,098
Net Income ...........................           --             --          160,614
Cash Dividends ($.54 per share) ......           --             --          (93,946)
Cash Dividends-Acquired Company ......           --             --           (4,718)
Issuance of Stock-Reliance
Acquisition (17,120,638 shares).......           --          357,861        318,872
Fair Value of Options-Reliance
Acquisition ..........................           --             --           14,075
Issuance of Stock (183,371 shares) ...           --               54          3,042
JSB Common Stock Retired (19,687,149
shares) ..............................           --          171,529           --
Purchases of Treasury Stock (636,300
shares) ..............................           --          (10,216)       (10,216)
Restricted Stock Activity, net .......          2,503           (349)         2,156
Stock Based Compensation Activity, net           --            2,322          3,415
Adjustment to Unrealized
Gains/(Losses) on Securities
      Available-for-Sale, net of taxes           --             --           19,457
                                             --------        -------     ----------
BALANCE, SEPTEMBER 30, 2000 ..........       ($25,504)       ($3,332)    $1,411,849
                                             ========        =======     ==========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED

                                                                   SEPTEMBER          SEPTEMBER        SEPTEMBER          SEPTEMBER
                                                                      30,                30,              30,                30,
                                                                     2000               1999              2000              1999


Net Income ..............................................           $72,684            $61,332           $160,614          $187,632
                                                                    -------            -------           --------          --------
Other Comprehensive Income, net
    of Income Taxes:
Unrealized Gains/(Losses) on
           Securities Available for Sale ................            26,670            (14,230)            17,462           (56,502)
Less: Reclassification of Realized (Gains)/Losses
   Included in Net Income ...............................            (3,596)              (115)             1,995            (6,336)
                                                                    -------            -------           --------          --------
Other Comprehensive Income/(Loss) .......................            23,074            (14,345)            19,457           (62,838)
                                                                    -------            -------           --------          --------
Comprehensive Income ....................................           $95,758            $46,987           $180,071          $124,794
                                                                    =======            =======           ========          ========

See Accompanying Notes to Consolidated Financial Statements

                        NORTH FORK BANCORPORATION, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999

FORWARD LOOKING STATEMENTS

     This document and other documents filed by the Company with the Securities and Exchange Commission ("SEC") have forward-looking statements. In addition, the Company's senior management may make forward-looking statements orally to analysts, investors, the media, and others. Forward-looking statements might include one or more of the following:

     - Projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items;

     - Descriptions of plans or objectives of management for future operations, products, or services, including pending acquisition transactions;

     -    Forecasts of future economic performance; and

     - Descriptions of assumptions underlying or relating to any of the foregoing.

     Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believe", "expect", "anticipate", "intend", "plan", "estimate", or words of similar meaning, or future of conditional verbs such as "will", "would", "should", "could", or "may".

     Forward-looking statements give the Company's expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond the Company's control, that could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.

     Factors that may cause or contribute to such differences include, among others, the following possibilities: (1) changes in general business and economic conditions on both a regional and national level; (2) increased competition in terms of the products and services the Company offers and the markets in which the Company conducts its business; (3) changes in the interest rate environment, which may impact interest margins; and (4) accounting, tax, legislative, regulatory, and technological changes may also affect the business in which the Company is engaged.

     Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

BASIS OF PRESENTATION

     North Fork Bancorporation, Inc. (the "Company") is a $14.7 billion multi-bank holding company headquartered in Melville, New York. The Company's primary bank subsidiary, North Fork Bank ("North Fork"), operates through 149 full-service retail-banking facilities located in the New York metropolitan area, one of the most densely populated and wealthiest markets in the nation. North Fork focuses on providing superior customer service to both personal and commercial clients by offering the convenience of telephone banking as well as an array of financial products and brokerage/investment management services through its non-bank subsidiaries, Compass Investment Services Corp. ("Compass") and Amivest Corporation ("Amivest"). The Company's other bank subsidiary, Superior Savings of New England N.A. ("Superior"), a nationally chartered bank located in the Connecticut county of New Haven, operates from one location. Superior currently conducts a telebanking operation focused on gathering deposits throughout the New England region. In July 2000, Superior's charter was changed from a Connecticut state chartered savings bank to a nationally chartered bank.

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

     The accounting and reporting policies of the Company are in conformity with accounting principles generally accepted in the United States and prevailing practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual results could differ from those estimates. Certain reclassifications have been made to prior year amounts to conform to current year presentations.

     Results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results of operations which may be expected for the full year 2000 or any other interim periods.

     These statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K, which is incorporated herein by reference.

RECENT ACCOUNTING DEVELOPMENTS

   Accounting for Derivative Instruments and Hedging Activities

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" delaying SFAS 133's effective date no later than January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that all derivative instruments be recorded on the balance sheet at fair value. However, the accounting for changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument qualifies as a hedge, the accounting treatment varies based on the type of risk being hedged. If the derivative instrument does not qualify as a hedge, changes in fair value are reported in earnings when they occur. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

      In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133. The Company does not anticipate implementing this statement prior to January 1, 2001. The impact of this statement will be dependent upon the fair value, nature, and purpose of the derivative instruments held by the Company as of January 2001. Management is currently evaluating the effect SFAS 133 and SFAS 138 will have on its financial position and results of operations. At September 30, 2000, the Company was party to several interest rate swap and floor contracts with an aggregate notional value of $950 million.

   Accounting for Transfers and Servicing of Financial Assets and
   Extinguishments of Liabilities

      In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 140 replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", ("SFAS 125"). SFAS 140 revised the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes the financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not believe that adoption of this statement will have a material adverse effect on the Company's consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
BUSINESS COMBINATIONS

   JSB Financial, Inc.

      On February 29, 2000, JSB Financial, Inc., the parent company of Jamaica Savings Bank, was merged with and into the Company in a transaction accounted for in accordance with the pooling-of-interests method of accounting. On March 10, 2000, Jamaica Savings Bank was merged with and into North Fork. Pursuant to the merger agreement, the Company issued 3.0 shares of common stock for each share of JSB's common stock outstanding. Accordingly, the Company issued 28,312,851 of its common shares, simultaneously retired 19,687,149 shares, as adjusted, of JSB's common stock held in treasury and reserved 2,410,500 common shares for JSB's outstanding stock options at the merger date. JSB had $1.7 billion in total assets, $1.3 billion in loans, $1.1 billion in deposit liabilities, and $376.4 million in stockholders' equity at the merger date. Jamaica operated from 13 retail-banking facilities in the New York City boroughs of Manhattan and Queens and in Nassau and Suffolk Counties, New York. The Company's previously reported components of consolidated income and the amounts reflected in the accompanying consolidated statements of income for the three and nine month periods ended September 30, 1999 are as follows:

                                                     THREE MONTHS    NINE MONTHS
                                                       ENDED            ENDED
   (in thousands)                                    SEPTEMBER 30,   SEPTEMBER 30,
                                                        1999             1999
NET INTEREST INCOME
  As Previously Reported ...................          $113,364          $336,853
  JSB Financial, Inc. ......................            18,962            56,545
                                                       -------          --------
  Combined .................................          $132,326          $393,398
                                                       =======          ========

NET INCOME
ex




  As Previously Reported ...................           $54,130          $166,058
  JSB Financial, Inc. ......................             7,202            21,574
                                                       -------          --------
  Combined .................................           $61,332          $187,632
                                                       =======          ========


          The following table sets forth a summary of the components reflected in the Merger Related Restructure Charge recognized during the first quarter of 2000:

   (in thousands)
Merger Expenses ..................................................        $6,534
 Restructure Charge:
     Merger Related Compensation and Severance Costs .............        36,419
     Facility and System Costs ...................................         5,163
     Other Merger Related Costs ..................................         2,383
                                                                         -------
 Total Pre-Tax Merger and Related Restructure Charge .............       $50,499
                                                                         =======

      Merger expenses consist primarily of investment banking fees, legal fees, other professional fees, and expenses associated with shareholder and customer notifications. The restructure charge component represents merger related compensation and severance costs, which consist primarily of employee severance, compensation arrangements, transitional staffing and related employee benefits expenses. Facility and system costs consist primarily of lease termination charges and equipment write-offs resulting from the consolidation of overlapping branch locations and duplicate headquarters and operational facilities. Also reflected are the costs associated with the cancellation of certain data and item processing contracts and the deconversion of JSB's computer systems. Other merger related costs arise primarily from the application of the Company's accounting practices to the accounts of the merged business and, to a lesser extent, other expenses associated with the integration of operations. Additionally, the Company recorded a $6.6 million tax charge, net of federal benefit, relating to the recapture of Jamaica's bad debt reserve for state and local tax purposes. It is anticipated that this charge will be substantially paid in 2000, with the exception of certain obligations under long-term lease arrangements.
   At September 30, 2000, $1.2 million of the merger related restructure charge was reflected in accrued expenses and other liabilities in the consolidated balance sheet.

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

PROPOSED BUSINESS COMBINATION

   Dime Bancorp Inc.

      On March 5, 2000, the Company announced its intention to commence an offer (the "Offer") to exchange .9302 shares of the Company's common stock and $2.00 in cash for each outstanding share of common stock of Dime Bancorp, Inc., a Delaware corporation ("Dime"), the parent company of Dime Savings Bank of New York, FSB ("Dime Savings Bank"). On September 29, 2000, without the conditions to the Offer being satisfied, the Company allowed the offer to expire. The Company instructed its exchange agent to return promptly all Dime shares tendered pursuant to the Offer and not withdrawn. The Company also announced that it terminated the investment agreement with FleetBoston Financial Corporation ("FleetBoston") in which FleetBoston would have invested $250 million in the Company in connection with the Offer. On October 2, 2000, the Company formally requested that the SEC withdraw its registration statement on Form S-4. Dime related expenses incurred during the three and nine month periods ended September 30, 2000 were $5.2 million and $13.5 million, respectively.

OVERVIEW

      The following tables set forth selected summary financial data for the Company. The succeeding discussion and analysis describes the changes in components of operating results giving rise to net income.

                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
(in thousands, except ratios & per                  2000             1999             2000              1999
share amounts)
EARNINGS:
    Net Income ..............................   $72,684           $61,332          $160,614          $187,632


PER SHARE:
    Earnings Per Share - Basic ..............      $0.42             $0.38             $0.95             $1.14
    Earnings Per Share - Diluted ............      $0.42             $0.37             $0.95             $1.13
    Cash Dividends ..........................      $0.18             $0.15             $0.54             $0.45
    Book Value ..............................      $8.11             $6.77             $8.11             $6.77
    Average Equivalent Shares - Basic .......    171,951           162,337           168,659           165,298
    Average Equivalent Shares - Diluted......    173,213           163,715           169,856           166,757
    Actual Shares Outstanding................    174,183           161,185           174,183           161,185

SELECTED RATIOS:
    Return on Average Total Assets ..........       1.97%             1.83%             1.48%             1.94%
    Return on Average Stockholders' Equity...      20.28%            21.12%            16.13%            21.31%
    Yield on Earning Assets .................       7.91%             7.43%             7.85%             7.53%
    Cost of Funds ...........................       4.41%             4.03%             4.29%             3.98%
    Net Interest Margin .....................       4.41%             4.19%             4.40%             4.32%
    Core Efficiency Ratio ...................      34.66%            33.91%            34.26%            34.40%


                                                             SEPTEMBER 30,          JUNE 30,         DECEMBER 31,      SEPTEMBER 30,
(in thousands, except ratios & per                                2000               2000               1999                  1999
share amounts)
CAPITAL RATIOS
    Risk Based Capital
         Tier 1 ....................................              15.16%              14.71%              13.70%              14.85%
         Total .....................................              16.21%              15.77%              14.95%              16.07%
         Leverage Ratio ............................               9.28%               8.87%               8.57%               9.25%
BALANCE SHEET HIGHLIGHTS
    Total Assets ...................................        $14,739,902         $14,682,748         $13,676,156         $13,510,617
    Loans, net .....................................          9,207,149           9,083,782           7,897,688           7,618,787
    Allowance for Loan Losses ......................             88,454              88,010              74,525              74,887
    Securities Available-for-Sale ..................          3,472,720           3,449,273           3,682,210           3,688,203
    Securities Held-to-Maturity ....................          1,162,015           1,219,444           1,351,504           1,473,518
    Intangible Assets ..............................            346,878             352,549              79,151              81,052
    Demand Deposits ................................          1,880,803           1,846,973           1,558,044           1,516,592
    Interest Bearing Deposits ......................          6,979,388           7,074,447           6,083,519           6,184,982
    Borrowings .....................................          4,016,394           3,944,992           4,559,200           4,220,416
    Capital Securities .............................            244,333             244,326             199,314             199,308
    Stockholders' Equity ...........................          1,411,849           1,342,503             999,098           1,091,808

     Net income for the third quarter of 2000 was $72.7 million, compared with $61.3 million for the third quarter of 1999. Diluted earnings per common share for the third quarter of 2000 was $.42, compared with $.37 for the third quarter of 1999. Net income for the first nine months of 2000 was $160.6 million, or $.95 per share. Net income for the first nine months of 2000, excluding the effect of the merger related restructure charge associated with the acquisition of JSB, was $204 million, or $1.20 per share, compared with $187.6 million, or $1.13 per share, for the first nine months of 1999. The net effect or the non-recurring items, including the Dime related expenses was insignificant to earnings per share, excluding the merger related restructure charge, net of taxes.

     Return on average assets and return on average stockholders' equity for the third quarter of 2000 was 1.97% and 20.28%, respectively, compared with 1.83% and 21.12% in the same period of 1999. Return on average assets and return on average stockholders' equity for the first nine months of 2000, excluding the merger related restructure charge, was 1.88% and 20.49%, respectively, compared with 1.94% and 21.31% in the same period of 1999.

     On September 28, 2000, the Company's Board of Directors approved a common stock repurchase program of up to 10% of its outstanding common shares, or approximately 17 million shares.

NET INTEREST INCOME

     Net interest income, which represents the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities, is the Company's primary source of earnings. Net interest income is affected by the level and composition of assets, liabilities, and equity, as well as changes in market interest rates.

     Net interest income was $150.0 million in the third quarter of 2000, compared with $132.3 million in the third quarter of 1999. The Company's net interest margin was 4.41% in the third quarter of 2000, compared with 4.19% in the third quarter of 1999. Net interest income was $442.3 million for the first nine months of 2000, compared with $393.4 million for the comparable period of 1999. The Company's net interest margin was 4.40% for the first nine months of 2000, compared with 4.32% during the comparable prior year period.

     Interest income increased $35.6 million to $272.0 million for the third quarter of 2000, when compared to $236.4 million for the 1999 third quarter. The growth in interest income was due to a 48 basis point improvement in the yield on average interest earning assets to 7.91% and an increase in the level of average interest earning assets of $1,075 million to $13,843 million. The growth in average interest earning assets was due in large measure to the acquisition of Reliance, which added approximately $2.3 billion in interest earning assets. Absolute growth levels were partially offset by management's decision during the first quarter of 2000 to sell approximately $1.1 billion in securities classified as available-for-sale, reducing the Company's exposure to further rises in interest rates. The proceeds were used to reduce the level of higher costing short-term borrowings. Additionally, the mix of interest earning assets has changed modestly as management has elected to fund loan growth through the cash flows being generated from the securities portfolio rather than increasing the level of borrowings.

     During the third quarter of 2000, average loans increased $1,760 million, or 24%, to $9,134 million, when compared to third quarter 1999 levels, of which $991.4 million was acquired in the Reliance transaction. Internal loan originations accounted for the remainder of the increase, with each component of the loan portfolio contributing to the growth. The yield on average loans improved to 8.17%, when compared to 8.12% during the comparable prior year period. Average loans represent 66% of average interest earning assets, as compared to 57.8% in the comparable prior year period.

     Average securities declined $496.3 million to $4,667 million in the third quarter of 2000, while the yield on average securities improved 99 basis points to 7.43%. Factors contributing to the decline in average securities and the improvement in yield were as follows: (a) approximately $1.2 billion in securities were acquired in the Reliance purchase transaction, with a book yield of 7.85%, (b) the aforementioned sale of $1.1 billion in the lower yielding available-for-sale securities; and (c) the reinvestment of cash flows from the securities portfolio at higher rates due to market conditions.

     For the quarter ended September 30, 2000, interest expense increased $17.9 million, or 17.2%, over the comparable prior year period to $122.0 million. This was attributable to a $774.7 million, or 7.6%, increase in average interest bearing liabilities to $11,013 million and an increase of 38 basis points in the Company's average cost of funds to 4.41% for the third quarter of 2000, as compared to 4.03% for the comparable prior year period.

     Average total borrowings declined $63.0 million, or 1.6%, to $3,960 million during the third quarter of 2000. The average cost of funds on total borrowings increased 87 basis points to 6.35% from 5.48%, reflecting market interest rates during the respective periods. In the current interest rate environment, management has kept the average duration of its other borrowings short-term.

     Average time and savings deposits, which continue to represent a stable funding source, increased $837.7 million to $7,053 million, reflecting an average cost of funds of 3.31% during the third quarter of 2000, from $6,215 million, which had an average cost of funds of 3.10% during the comparable prior year period. This increase was due primarily to the acquisition of Reliance partially offset by a modest decline in deposit balances at the former Reliance and Jamaica branches, as both product and rate structures previously offered were conformed to those offered at North Fork.

     Average demand deposits increased $344 million, or 23.3%, to $1,822 million during the 2000 third quarter, as compared to $1,478 million in the 1999 third quarter. The growth in demand deposits has been achieved as a result of the emphasis on developing long-term deposit relationships with borrowers, the use of incentive compensation plans, conversion of previously acquired savings bank locations into full-service commercial banking locations, and the Company's expanded presence in the Manhattan marketplace. At September 30, 2000, demand deposits represented 21.2% of total deposits, as compared to 19.7% at September 30, 1999.

     The use of derivative instruments, principally interest rate swaps, decreased interest expense by approximately $1.9 million during the third quarter of 2000. These derivative financial instruments were immaterial to the overall cost of funds and net interest margin during these respective period ends.

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



                                                              THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                 2000 VS. 1999                             2000 VS. 1999
                                                                   CHANGE IN                                CHANGE IN        NET
                                                      AVERAGE        AVERAGE      NET INTEREST   AVERAGE     AVERAGE       INTEREST
 (in thousands)                                        VOLUME         RATE         INCOME        VOLUME        RATE         INCOME

INTEREST INCOME FROM EARNING ASSETS:
Securities .....................................      ($8,599)      $11,975        $3,376       ($8,705)      $29,542       $20,837
Loans, net of unearned income (2) ..............       35,708           856        36,564       102,009        (5,554)       96,455
Money Market Investments .......................       (3,252)         (381)       (3,633)       (4,517)         (112)       (4,629)
                                                      -------         ------      -------       -------          ----       -------
   Total Interest Income .......................       23,857        12,450        36,307        88,787        23,876       112,663
                                                      -------         ------      -------       -------          ----       -------

INTEREST EXPENSE ON LIABILITIES:
Savings, NOW, & Money Market Deposits ..........        2,721           735         3,456         6,801         2,478         9,279
Time Deposits ..................................        3,263         3,446         6,709         8,746         4,436        13,182
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase ...............       (1,406)        4,664         3,258       (21,687)       11,434       (10,253)
Other Borrowings ...............................          456         3,983         4,439        42,369         4,823        47,192
                                                      -------         ------      -------       -------          ----       -------
   Total Interest Expense ......................        5,034        12,828        17,862        36,229        23,171        59,400
                                                      -------         ------      -------       -------          ----       -------
Net Change in Net Interest Income ..............      $18,823         ($378)      $18,445       $52,558          $705       $53,263
                                                      -------         ------      -------       -------          ----       -------


(1)   The above table is presented on a tax equivalent basis.

(2)   Non-accrual loans are included in average loans, net of unearned income.

     The following tables present an analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the three and nine-month periods ended September 30, 2000 and 1999, respectively.

FOR THE THREE MONTHS ENDED SEPTEMBER                         2000                                    1999
30,
                                                AVERAGE                AVERAGE       AVERAGE                        AVERAGE
 (in thousands )                                BALANCE    INTEREST     RATE        BALANCE        INTEREST         RATE
                                               -------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
Securities...............................      $ 4,666,907  $87,206        7.43%    $5,163,193          $83,830         6.44%
Loans, net of unearned income (1)........        9,134,407  187,482        8.17%     7,374,800          150,918         8.12%
Money Market Investments.................           41,582      708        6.77%       229,843            4,341         7.49%
                                               ---------------------             -------------------------------
  Total Interest Earning Assets..........       13,842,896  275,396         7.91%    12,767,836          239,089         7.43%
                                               ---------------------             -------------------------------

NON INTEREST EARNING ASSETS:
Cash and Due from Banks..................          240,632                             177,796
Other Assets (2).........................          566,656                             336,842
                                               -----------                       --------------
  Total Assets...........................      $14,650,184                         $13,282,474
                                               ===========                       ==============

INTEREST BEARING LIABILITIES:
Savings, NOW, & Money Market
  Deposits...............................      $ 4,112,386  $19,909        1.93%    $3,537,844          $16,453         1.85%
Time Deposits............................        2,940,404   38,811        5.25%     2,677,222           32,102         4.76%
                                               ---------------------             -------------------------------
  Total Savings and Time Deposits........        7,052,790   58,720        3.31%     6,215,066           48,555         3.10%
Federal Funds Purchased and
  Securities Sold Under Agreements
  to Repurchase..........................        2,712,483   42,518        6.24%     2,809,073           39,260         5.54%
Other Borrowings.........................        1,247,272   20,721        6.61%     1,213,674           16,282         5.32%
                                               ---------------------             -------------------------------
  Total Borrowings.......................        3,959,755   63,239        6.35%     4,022,747           55,542         5.48%
                                               ---------------------             -------------------------------
    Total Interest Bearing
      Liabilities........................       11,012,545  121,959        4.41%    10,237,813          104,097         4.03%
                                               ---------------------             -------------------------------
Rate Spread..............................                                  3.51%                                        3.40%

NON-INTEREST BEARING LIABILITIES
Demand Deposits..........................        1,821,494                           1,477,621
Other Liabilities........................          181,691                             225,852
                                               -----------                       --------------
 Total Liabilities.......................       13,015,730                          11,941,286
Capital Securities.......................          244,330                             199,305
 Stockholders' Equity....................        1,390,124                           1,141,883
                                               -----------                       --------------
  Total Liabilities and Stockholders'....
    Equity...............................      $14,650,184                         $13,282,474
                                               ===========                       ==============

Net Interest Income & Net Interest.......                   153,437        4.41%                        134,992         4.19%
  Margin ................................
Less: Tax Equivalent Adjustment..........                   (3,422)                                     (2,666)
                                                           ---------                           -----------------
     Net Interest Income.................                  $150,015                                    $132,326
                                                           =========                           =================

(1)  Non-accrual loans are included in average loans, net of unearned income.

(2) Unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(3) Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if the Company's investment in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, equity securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.75, $1.58, $1.55, $1.43, and $1.03 for the three months ended September 30, 2000; N/A, $1.58, $1.56, $1.43, and $1.03 for the three months ended September 30, 1999, respectively.

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                    2000                                   1999
                                           AVERAGE                    AVERAGE    AVERAGE                           AVERAGE
 (in thousands )                            BALANCE       INTEREST      RATE      BALANCE        INTEREST            RATE
INTEREST EARNING ASSETS:
Securities.........................        $4,831,560     $265,526      7.34%     $5,005,774      $244,689            6.54%
Loans, net of unearned income (1)..         8,848,247      538,794      8.13%      7,180,446       442,339            8.24%
Money Market Investments...........            66,166        3,203      6.47%        159,587         7,832            6.56%
                                          -----------      -------               -----------      --------
  Total Interest Earning Assets....        13,745,973      807,523      7.85%     12,345,807       694,860            7.53%
                                          -----------      -------               -----------      --------

NON INTEREST EARNING ASSETS:
Cash and Due from Banks............           235,175                                178,685
Other Assets (2)...................           506,695                                408,031
                                          -----------                            -----------
  Total Assets.....................       $14,487,843                            $12,932,523
                                          ===========                            ===========

INTEREST BEARING LIABILITIES:
Savings, NOW, & Money Market Deposits      $4,060,030      $58,727      1.93%     $3,586,330       $49,448            1.84%
Time Deposits......................         2,926,664      110,165      5.03%      2,692,563        96,983            4.82%
                                          -----------     --------               -----------      --------
  Total Savings and Time Deposits..         6,986,694      168,892      3.23%      6,278,893       146,431            3.12%
Federal Funds Purchased and
Securities Sold Under Agreements
to Repurchase......................         2,543,779      114,825      6.03%      3,042,175       125,078            5.50%
Other Borrowings...................         1,519,466       71,255      6.26%        602,557        24,063            5.34%
                                          -----------    ---------               -----------      --------
  Total Borrowings.................         4,063,245      186,080      6.12%      3,644,732       149,141            5.47%
                                          -----------    ---------               -----------      --------
    Total Interest Bearing Liabilities     11,049,939      354,972      4.29%      9,923,625       295,572            3.98%
                                          -----------   ---------                -----------      --------
Rate Spread........................                                     3.56%                                         3.54%

NON-INTEREST BEARING LIABILITIES
Demand Deposits....................         1,744,596                              1,386,415
Other Liabilities..................           169,107                                223,217
                                          -----------                            -----------
 Total Liabilities.................        12,963,642                             11,533,257
Capital Securities.................           236,308                                199,299
 Stockholders' Equity..............         1,287,893                              1,199,967
                                          -----------                            -----------
  Total Liabilities and Stockholders'
    Equity.........................       $14,487,843                            $12,932,523
                                          ===========                            ===========
Net Interest Income & Net Interest                         452,551       4.40%                     399,288            4.32%
Margin ............................
Less: Tax Equivalent Adjustment....                        (10,240)                                 (5,890)
                                                          --------                                --------
     Net Interest Income...........                       $442,311                                $393,398
                                                          ========                                ========

(1)  Non-accrual loans are included in average loans, net of unearned income.

(2) Unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(3) Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if the Company's investment in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, equity securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.75, $1.58, $1.55, $1.43, and $1.03 for the nine months ended September 30, 2000; N/A, $1.58, $1.56, $1.43, and $1.03 for the nine months ended September 30, 1999, respectively.

NON-INTEREST INCOME

     Non-interest income, exclusive of gains recognized on the sale of certain securities and branch facilities, increased $6.2 million, or 39.2%, to $22.1 million in the 2000 third quarter, when compared to $15.9 million in the comparable prior year quarter. The improvement in non-interest income was achieved through a $2.3 million, or 28.4%, increase in fees and service charges on deposit accounts to $10.3 million; a $2.9 million, or 90.7%, increase in other operating income to $6.0 million and a $1.1 million, or 28.4%, increase in investment management, commissions and trust fees to $4.9 million. The increase in fees and service charges on deposit accounts was attributable to increased levels of demand deposits, revisions to deposit fee structures, and the acquisitions of JSB and Reliance. Contributing to the growth in other operating income was fee income generated by the Company's recently acquired check cashing subsidiary, CBMC, Inc. (d/b/a "Money Centers") and the introduction of additional fee based services. The Money Centers operate through five Manhattan locations and were acquired in the Reliance transaction. Investment management, commissions and trust fees should continue to grow as these products and services are offered to the former JSB and Reliance customer base.

     Net securities gains recognized during the most recent quarter were $5.5 million, as compared to $.2 million during the 1999 third quarter. These gains resulted primarily from the sale of equity positions in certain publicly traded companies.

     Additionally, during the most recent quarter, the Company recognized a gain of $2.7 million in connection with the sale of certain branch facilities.

NON-INTEREST EXPENSE

     Non-interest expense, exclusive of Dime related acquisition expenses, increased $9.8 million, or 19.1%, to $61.0 million during the most recent quarter, as compared to $51.2 million during the comparable prior year period. The increase in non-interest expense is attributable to a $3.6 million increase in amortization of intangible assets, a $2.9 million increase in compensation and employee benefits, a $.9 million increase in capital securities costs, a $.9 million increase in occupancy and equipment costs, and $1.5 million in other operating expenses.

     The increase in the amortization of intangible assets is due to the increase in goodwill recorded in connection with the Reliance acquisition. The increase in compensation and employee benefits expense is due primarily to the Company's recent acquisition of Reliance, the expanded use of incentive compensation plans to achieve its objective of growing demand deposits and generating fee income, annual merit increases, increased costs associated with employee benefits, costs associated with expanding its presence in Manhattan, and the formation of All Points Capital Corp. The increase in capital securities costs resulted from the assumption of $45 million in capital securities previously issued by Reliance in April 1998. The increase in occupancy and equipment costs and other operating expenses is also due to the Reliance acquisition and the opening of de novo branches in Manhattan. During 2000, North Fork has added two additional branches in Manhattan and is scheduled to open another two prior to year end.

     During the quarter, the Company incurred $5.2 million in expenses related to its proposed acquisition of Dime Bancorp, Inc. To date, the Company has incurred $13.5 million in connection with its effort to acquire Dime Bancorp, Inc. Expenses incurred to date have consisted principally of legal fees, professional fees, and shareholder notifications and mailings.

     The Company's core efficiency ratio, which represents the ratio of non-interest expense, net of other real estate costs and other non-recurring charges, to net interest income on a tax equivalent basis and non-interest income, net of securities gains and losses and other non-recurring income, was 34.7% in the 2000 third quarter, as compared with 33.9% for the comparable prior year period. The core efficiency ratio for the first nine months of 2000 was 34.3% and remained unchanged when compared to the same period in 1999. The core efficiency ratio demonstrates management's ability to maintain a disciplined approach to monitoring its operating structure and controlling related costs.

INCOME TAXES

     The effective tax rate for the three and nine months ended September 30, 2000, exclusive of the merger and related restructuring costs and other special items, was 35.0%, as compared to 36.0% for the three and nine months ended September 30, 1999. Management anticipates that the effective tax rate for the remainder of 2000 will be approximately 35%.

LOAN PORTFOLIO

     The following table represents the components of the loan portfolio for the periods indicated:


                                             SEPTEMBER 30,         % OF     DECEMBER 31,          % OF    SEPTEMBER 30,     % OF
 (in thousands)                                  2000              TOTAL        1999             TOTAL      1999            TOTAL
                                             -------------        -------- -------------        -------   ------------   -----------
Mortgage Loans-Multi-Family ..............    $3,325,529             36%    $2,827,272             36%    $2,750,160             36%
Mortgage Loans-Residential ...............     2,635,079             29%     2,221,779             28%     2,217,011             29%
Mortgage Loans-Commercial ................     1,457,031             16%     1,327,001             17%     1,280,306             17%
Commercial & Industrial ..................       921,016             10%       697,763              8%       612,202              8%
Consumer Loans and Leases ................       750,240              8%       752,256             10%       700,704              9%
Construction  and Land Loans .............       134,367              1%        87,257              1%        74,317              1%
                                              ----------            ---     ----------            ---     ----------            ---
                                              $9,223,262            100%    $7,913,328            100%    $7,634,700            100%
                                             ===========         =======  ============        =======   ============      ==========

     The loan portfolio is concentrated primarily in loans secured by real estate in the New York metropolitan area. The risk inherent in the portfolio, principally credit risk, is effected not only by regional and general economic stability, which affects property values, but also the financial well being and creditworthiness of the borrowers.

     Loans outstanding at September 30, 2000 increased $1,588 million, or 20.8%, to $9,223 million, as compared to $7,635 million at September 30, 1999. The growth experienced during the past year has resulted from both originations and the Reliance purchase acquisition. The absolute level of growth has been tempered by management's decision to periodically sell certain loans, which it believes would not have performed as well in a weak economy. During 2000, the Company sold approximately $138.3 million of such loans.

     Reliance provided the Company with approximately $1.0 billion in loans, principally multi-family and residential mortgages, and consumer loans. The composition of the Company's loan portfolio at September 30, 2000 has remained approximately the same when compared to pre-merger and acquisition levels. Multi-family and residential loans represented 65% of the portfolio, while pre-merger and acquisition these components represented 58% of the portfolio at December 31, 1999.

     The Company continues to experience strong internally generated loan growth. Core loan growth was approximately $532.8 million, or 10.7%, on an annualized basis during the first nine months of 2000. Contributing to this increase has been the success experienced by the Company through its recently formed subsidiary, All Points Capital Corp., which originates lease financing transactions to existing customers of North Fork and through a national distribution network. All Points, during its first ten months of operations, has originated $192.4 million in loans.

     To minimize the credit risk related to the portfolio's real estate concentration, management utilizes prudent underwriting standards as well as diversifying the type and locations of loan placements. The multi-family lending business includes loans on various types and geographically diverse apartment complexes. Multi-family mortgages are dependent largely on sufficient income to cover operating expenses and may be affected by government regulation, such as rent control regulations, which could impact the future cash flows of the property. Most multi-family mortgages do not fully amortize. Therefore, the principal outstanding is not significantly reduced prior to contractual maturity. The residential mortgage portfolio is comprised primarily of first mortgage loans on owner occupied 1-4 family residences located in the New York metropolitan area. The commercial mortgage portfolio contains loans secured by professional office buildings, retail stores, shopping centers and industrial developments. Commercial loans consist primarily of loans to small and medium size businesses. Consumer loans represent credit to individuals for household, family, and other personal expenditures and consist primarily of loans to finance new and used automobiles. The consumer loan portfolio does not contain higher risk credit card and sub prime loans. Land loans are used to finance the acquisition of vacant land for future residential and commercial development. Construction loans finance the construction of industrial developments and single-family subdivisions. The construction and land development portfolios do not contain any AD&C loans.

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

ASSET QUALITY

     The components of non-performing assets and restructured, accruing loans are detailed in the table below:


                                                                                SEPTEMBER 30,      DECEMBER 31,       SEPTEMBER 30,
 (in thousands)                                                                     2000              1999                1999

Loans Ninety Days Past Due and Still Accruing ..........................            $5,582            $6,131              $4,941
Non-Accrual Loans ......................................................             8,450             8,997              10,684
                                                                                   -------           -------             -------
Non-Performing Loans ...................................................            14,032            15,128              15,625
Other Real Estate ......................................................               884               787                 863
                                                                                   -------           -------             -------
Non-Performing Assets ..................................................           $14,916           $15,915             $16,488
                                                                                   =======           =======             =======

Restructured, Accruing Loans ...........................................                $-                $-                  $-
                                                                                   =======           =======             =======

ASSET QUALITY (CONTINUED

     At September 30, 2000, non-performing assets were $14.9 million, compared to $15.9 million at December 31, 1999 and $16.5 million at September 30, 1999. The current level of non-performing assets is a result of the effectiveness of the Company's loan administration and workout procedures, as well as a strong local economy. The decline in non-performing assets during the most recent period when compared to year ago levels was achieved despite the Company acquiring approximately $7.1 million in non-performing assets from Reliance. Non-performing loans at September 30, 2000 consisted of $5.2 million in consumer loans, $4.5 million in residential mortgages, $1.9 million in commercial mortgages, $2.0 million in commercial loans and land, $.2 million in multi-family mortgages, and $.2 million in construction and land loans. Future levels of non-performing assets will be influenced by the economic environment, interest rates, and other internal and external factors existing at the time. As such, no assurance can be given as to future levels of non-performing assets.

     The following table represents a summary of the changes in the allowance for loan losses for the nine months ended September 30:

 (in thousands)                                                       2000     1999
                                                                    ------------------
Balance at Beginning of Year......................................   $74,525  $77,683
Provision for Loan Losses.........................................    13,500    3,763
Recoveries........................................................     5,244    3,428
                                                                    ------------------
                                                                      93,269   84,874
Charge-Offs.......................................................  (13,884)  (9,987)
Additional Allowance Acquired.....................................     9,069       $-
                                                                    ------------------
Balance at End of Period..........................................   $88,454  $74,887
                                                                    ==================

Ratio of Net Charge-Offs to Average Loans.........................     0.13%    0.12%
Ratio of Allowance for Loan Losses to Period End Loans, net.......     0.96%    0.98%
Ratio of Allowance for Loan Losses to Non-performing Loans........      630%     479%

     The provision for loan losses during the most recent quarter increased to $2.3 million, as compared to $1.3 million for the comparable prior year period. The nine month results reflect a special provision of $6.8 million recognized by management in order to conform the provisioning policies of the acquired institutions to those of the Company and to restore the Company's post-merger reserve coverage ratios to approximate pre-merger levels.

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

     Recognition is also given to the changed risk profile brought about from previous business combinations, the results of the ongoing credit-quality monitoring processes and the cyclical nature of economic and business conditions. An important consideration in applying these methodologies is the concentration of real estate related loans located in the New York metropolitan area.

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

     -    Actual losses

     -    Peer comparisons with other financial institutions

     - Economic data associated with the real estate market in the Company's market area

     - Opportunities to dispose of marginally performing loans for cash consideration

      Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the allowance for loan losses to be adequate at September 30, 2000. This conclusion is further supported by the fact that the Company does not have any syndicated loans in its portfolio.


SECURITIES PORTFOLIO The composition of and the amortized cost and estimated fair values of available-for-sale and held-to-maturity securities portfolios were as follows:

                                                     SEPTEMBER 30, 2000            DECEMBER 31, 1999            SEPTEMBER 30, 1999
AVAILABLE-FOR-SALE                               AMORTIZED         FAIR       AMORTIZED         FAIR          AMORTIZED        FAIR
(in thousands)                                      COST          VALUE         COST            VALUE           COST          VALUE
U.S. Treasury Securities .................        $20,035        $19,991        $20,046        $19,978        $19,951        $20,013
U.S. Government Agencies' ................        133,368        133,481         88,709         86,210        118,053        117,582
Obligations
Mortgage-Backed Securities ...............        617,879        608,914        895,855        869,882        802,747        785,397
CMO's Agency Issuances ...................        492,945        487,660        489,151        463,087        482,846        466,577
CMO's Private Issuances ..................      1,621,918      1,620,010      1,781,288      1,724,183      1,809,350      1,766,311
Equity Securities ........................        268,613        279,760        273,701        336,554        282,874        348,993
Other Securities (1) .....................        350,176        322,904        198,861        182,316        193,582        183,330
                                               ----------     ----------     ----------     ----------     ----------     ----------
                                               $3,504,934     $3,472,720     $3,747,611     $3,682,210     $3,709,403     $3,688,203
                                               ==========     ==========     ==========     ==========     ==========     ==========

HELD-TO-MATURITY
(in thousands)
U.S. Government Agencies' ................            $24            $24        $20,051        $20,047        $80,000        $79,973
Obligations
State & Municipal Obligations ............         82,411         81,265         76,173         74,171         77,156         76,634
Mortgage-Backed Securities ...............        384,131        372,648        447,209        427,895        468,156        454,694
CMO's Agency Issuances ...................         73,996         73,218        115,027        113,470        128,073        127,186
CMO's Private Issuances ..................        604,996        583,125        674,072        645,700        699,689        679,613
Other Securities .........................         16,457         15,959         18,972         18,313         20,444         20,012
                                               ----------     ----------     ----------     ----------     ----------     ----------
                                               $1,162,015     $1,126,239     $1,351,504     $1,299,596     $1,473,518     $1,438,112
                                               ==========     ==========     ==========     ==========     ==========     ==========


(1) Amortized cost and fair value includes $197.4 million, $170.7 million, and $159.9 million in Federal Home Loan Bank stock at September 30, 2000, December 31, 1999, and September 30, 1999, respectively.

     Management's strategy is to invest in securities with short-weighted average lives minimizing exposure to future increases in interest rates. These are principally mortgage-backed securities ("MBS"), including collateralized mortgage obligations ("CMO"), that provide stable cash flows, which may be reinvested at current market interest rates. The combined weighted average life of the held-to-maturity and available-for-sale securities portfolios at September 30, 2000 was 5.7 years.

     CMO's are collateralized by either U.S. Government Agency MBS's or whole loans, which are principally AAA rated conservative current pay sequentials or planned amortization class ("PAC") structures, with a current weighted average life of approximately 4.3 years.

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

     At September 30, 2000, securities carried at $3.0 billion were pledged to secure securities sold under agreements to repurchase, other borrowings, and for other purposes as required by law.

CAPITAL

     The Company and its bank subsidiaries are subject to the risk based capital guidelines administered by the banking regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including a minimum ratio of Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets of 4% ("Leverage Ratio"). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Company's financial statements. As of September 30, 2000, the most recent notification from the various banking regulators categorized the Company and its bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, a minimum leverage ratio of at least 5% and not be subject to any written order, agreement or directive. There are no conditions or events since such notification that management believes have changed this classification.

      The following table sets forth the Company's regulatory capital at September 30, 2000 and 1999, under the rules applicable at such dates. Management believes that the Company meets all capital adequacy requirements to which it is subject.

                                                              SEPTEMBER 30, 2000                            SEPTEMBER 30, 1999

 (dollars in thousands )                                   AMOUNT                 RATIO             AMOUNT                     RATIO

Tier 1 Capital .............................          $1,327,665                  15.16%          $1,221,442                  14.85%
Regulatory Requirement .....................             350,296                   4.00%             329,030                   4.00%
                                                        --------                  -----           ----------                  -----
Excess .....................................            $977,369                  11.16%            $892,412                  10.85%
                                                        ========                  =====           ==========                  =====


Total Risk Adjusted Capital ................          $1,419,715                  16.21%          $1,321,716                  16.07%
Regulatory Requirement .....................             700,592                   8.00%             658,060                   8.00%
                                                        --------                  -----           ----------                  -----
Excess .....................................            $719,123                   8.21%            $663,656                   8.07%
                                                        ========                  =====           ==========                  =====

Risk Weighted Assets .......................          $8,757,395                                  $8,225,745
                                                      ==========                                  ==========

     The Company's Leverage Ratio at September 30, 2000 was 9.28%. The Tier 1, Total Risk-Based and Leverage Capital Ratios of North Fork were 12.86%, 13.93%, and 7.83%, respectively, at September 30, 2000.

     On September 28, 2000, the Company's Board of Directors approved a common stock repurchase program of up to 10% of outstanding common shares, or approximately 17 million shares. As of November 9, 2000, the Company had repurchased 10.6 million shares at an average price of $19.55. The Company believes that at the conclusion of the current repurchase program it will continue to be well capitalized.

     On September 28, 2000, the Board of Directors declared a regular quarterly cash dividend of $.18 per common share. The dividend is payable November 15, 2000 to shareholders of record at the close of business October 26, 2000.

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

LIQUIDITY RISK MANAGEMENT

      The objective of liquidity risk management is to ensure the ability of the Company and its subsidiaries to meet all their financial obligations. These obligations include but are not limited to the payment of deposits on demand or at contractual maturity, the repayment of borrowings as they mature, the ability to fund new loans and investments as opportunities arise, and the ability to capitalize on opportunities to expand the Company's current business as opportunities arise.

      The Company's sources of liquidity include dividends from its subsidiaries, borrowings, the sale of securities from the available-for-sale portfolio, and funds available through the capital markets. Dividends from the Company's primary subsidiary, North Fork, are limited by New York State Banking Department regulations to the current year's earnings plus the prior two years' retained net profits. Pursuant to this regulation, North Fork had $168.7 million of retained earnings available for dividends as of October 1, 2000.

      The bank subsidiaries have numerous sources of liquidity including cash and due from banks, loan and security principal repayments and maturities, lines-of-credit with other financial institutions, the ability to borrow under repurchase agreements and Federal Home Loan Bank advances utilizing unpledged securities and mortgage related loan portfolios, respectively, the sale of securities from their available-for-sale portfolios, the securitization of loans, whole loan sales, and growth in their core deposit base.

      The bank subsidiaries currently have the ability to borrow an additional $4.0 billion on a secured basis, utilizing mortgage related loans and securities as collateral. At September 30, 2000, the Company had $3.2 billion in outstanding borrowings with the FHLB.

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




Date:  November 14, 2000                              /s/ Daniel M. Healy
                                                      -------------------
                                                      Daniel M. Healy
                                                      Executive Vice President &
                                                      Chief Financial Officer