Form 10-K
period 2000-12-31
NORTH FORK BANCORPORATION INC
filed 2001-03-29
CIK 352510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED    DECEMBER 31, 2000

COMMISSION FILE NUMBER       1-10458


                         NORTH FORK BANCORPORATION, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


DELAWARE                                              36-3154608
-------------------                                   -------------------
(STATE OR OTHER JURISDICTION OF                       (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

275 BROAD HOLLOW ROAD, MELVILLE, NEW YORK             11747
------------------------------------------            -------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)          (631) 844-1004
                                                             ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
COMMON STOCK, PAR                               NEW YORK STOCK EXCHANGE
 VALUE $.01

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE
                                      ----
                                (TITLE OF CLASS)

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

         As of March 26, 2001, there were 161,887,673 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's common stock (based on the average stock price on March 26, 2001) held by non-affiliates was approximately $3,894,178,085.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the specified parts of this Annual Report:

         North Fork Bancorporation, Inc. 2000 Annual Report to Shareholders - Parts I, II and IV.

         North Fork Bancorporation, Inc. 2001 Definitive Proxy Statement for its annual meeting of Stockholders to be held on May 1, 2001- Part III

         CAUTIONARY STATEMENT UNDER FEDERAL SECURITIES LAWS: This document and other documents filed by the Company with the Securities and Exchange Commission ("SEC") have forward-looking statements. In addition, the Company's senior management may make forward-looking statements orally to analysts, investors, the media, and others. Forward-looking statements might include one or more of the following:

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

         Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believe", "expect", "anticipate", "intend", "plan", "estimate", or words of similar meaning, or future or conditional verbs such as "will", "would", "should", "could", or "may".

         Forward-looking statements present the Company's expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond the Company's control, that could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.

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

                                     PART I

ITEM 1 - BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         North Fork Bancorporation, Inc. (the "Company"), with its executive headquarters located in Melville, New York, is a multi-bank holding company organized under the laws of the State of Delaware in 1980 and registered under the Bank Holding Company Act of 1956, as amended. The Company's primary bank subsidiary, North Fork Bank ("North Fork"), operates through 148 full-service retail-banking facilities located in the New York metropolitan area. North Fork focuses on providing superior customer service to both personal and commercial clients by offering the convenience of electronic banking as well as an array of financial products and brokerage/investment management services through its non-bank subsidiaries, Compass Investment Services Corp. ("Compass") and Amivest Corporation ("Amivest"). The Company's other bank subsidiary, Superior Savings of New England, N.A. ("Superior"), a nationally chartered bank headquartered in the Connecticut county of New Haven, operates from two locations. In July 2000, Superior's charter was changed from a Connecticut State chartered savings bank to a nationally chartered bank. Superior conducts an electronic banking operation focused on gathering deposits throughout the northeast.

         On February 13, 2001, the Company entered into an Agreement and Plan of Reorganization with Commercial Bank of New York ("CBNY"), whereby it would acquire CBNY for approximately $175 million in cash. The transaction will be treated as a purchase for financial reporting purposes and is expected to close in the third quarter of 2001. The Company's operating results in 2001 are not expected to be materially affected by the acquisition. At December 31, 2000, CBNY had $1.5 billion in total assets, $.5 billion in loans, and $1.3 billion in deposits, and $101 million in capital. CBNY operates from 14 retail-banking facilities in the New York metropolitan area, including 11 in the New York City borough of Manhattan.

         On September 28, 2000, the Board of Directors, after considering the ability to consistently generate excess capital from earnings, approved a share repurchase program of up to 17.1 million, or 10%, of the Company's common shares. As of December 31, 2000, 14.1 million shares were repurchased at an average cost of $19.80. The capital ratios remain well in excess of regulatory requirements.

         On February 18, 2000, Reliance Bancorp, Inc. ("Reliance"), the parent company of Reliance Federal Savings Bank, was merged with and into the Company in accordance with the purchase method of accounting. Under the purchase method of accounting, the accompanying consolidated statements of income include the results of operations for Reliance subsequent to the acquisition date. The consolidated balance sheet reflects the assets and liabilities of Reliance at their estimated fair values as of the purchase date. The Company issued 2.0 shares of its common stock for each share of Reliance's common stock outstanding. The Company reissued from its treasury account 17.1 million common shares in satisfaction of the Reliance exchange ratio and reserved for issuance
1.4 million common shares for Reliance's outstanding stock options at the merger date. Reliance had $2.4 billion in total assets, $.9 billion in net loans, $1.5 billion in deposits, and $175 million in capital. Reliance Federal Savings Bank operated from 29 retail banking facilities throughout Suffolk and Nassau counties, New York, as well as in the New York City borough of Queens. The excess of the Company's cost over the fair value of net assets acquired was approximately $285.7 million and is being amortized on a straight-line basis over 20 years.

         On February 29, 2000, JSB Financial, Inc. ("JSB"), the parent company of Jamaica Savings Bank, was merged with and into the Company in accordance with the pooling-of-interests method of accounting. The Company issued 3.0 shares of common stock for each share of JSB's common stock outstanding. Accordingly, the Company issued 28.3 million of its common shares, simultaneously retired 6.6 million shares of JSB's common stock held in treasury and reserved 2.4 million common shares for JSB's outstanding stock options at the merger date. Additionally, the Company needed to reissue a sufficient number of shares of its treasury stock prior to the consummation of the merger, in order that the merger qualify for pooling-of-interests accounting treatment. The necessary treasury shares were reissued on February 18, 2000, in connection with the Reliance transaction.

GENERAL DEVELOPMENT OF BUSINESS (CONTINUED)

JSB had $1.7 billion in total assets, $1.3 billion in loans, $1.1 billion in deposits, and $376.4 million in capital. Jamaica Savings Bank operated from 13 retail-banking facilities in the New York City boroughs of Manhattan and Queens and in Nassau and Suffolk counties, New York.

         On March 5, 2000, the Company announced its intention to commence an offer (the "Offer") to exchange .9302 shares of the Company's common stock and $2.00 in cash for each outstanding share of common stock of Dime Bancorp, Inc., a Delaware corporation ("Dime"), the parent company of Dime Savings Bank of New York, FSB ("Dime Savings Bank"). On September 29, 2000, without the conditions to the Offer being satisfied, the Company allowed the offer to expire. The Company instructed its exchange agent to return promptly all Dime shares tendered pursuant to the Offer and not withdrawn. The Company also announced that it terminated the investment agreement with FleetBoston Financial Corporation ("FleetBoston") in which FleetBoston would have invested $250 million in the Company in connection with the Offer. On October 2, 2000, the Company formally requested that the SEC withdraw its registration statement on Form S-4. Dime related expenses incurred during the year were $13.5 million.

         In June 1998, the Company completed its first non-bank acquisition with the purchase of Amivest Corporation ("Amivest"), a privately held investment management firm located in New York City. At the date of acquisition, Amivest had approximately $700 million in assets under management.

         In March 1998, New York Bancorp Inc. ("NYB"), the parent company of Home Federal Savings Bank ("Home"), was merged with and into the Company in accordance with the pooling-of-interests method of accounting. Pursuant to the merger agreement, the Company issued 39.9 million shares of its common stock to NYB shareholders, as adjusted, for the 3-for-2 stock split and simultaneously retired 12.7 million shares, as adjusted, of NYB's common stock held in treasury as of the merger date. NYB had $3.4 billion in total assets, $2.0 billion in net loans, $1.7 billion in deposit liabilities, $140.3 million in capital and operated 35 branches in the New York City boroughs of Brooklyn, Queens, and Richmond as well as Nassau and Suffolk counties of New York.

         In anticipation of its merger with NYB, the Company enhanced its regulatory capital ratios through the issuance of $100 million of 8.0% Capital Pass-Through Securities ("Capital Securities") in December 1997. In December 1996, the Company also issued $100 million of 8.70% Capital Securities. In April 1998, Reliance issued $50 million of 8.17% capital securities and, as a result of the Reliance acquisition in February 2000, the Company assumed $45 million and retired $5 million of these capital securities. At December 31, 2000, the carrying value of these Capital Securities qualified as Tier 1 capital.

         In December 1997, the Company acquired Superior, formerly Branford Savings Bank; a Connecticut chartered savings bank, in a purchase transaction. Superior conducts an electronic banking operation focused on gathering deposits throughout the northeast. At December 31, 1997, Superior had total assets of $179 million, deposits of $160 million, and stockholders' equity of $16.6 million. In October 1998, four of the five Superior branches and $67 million in deposit liabilities were sold for a deposit premium of 9%. The net gain on the sale of the branches was approximately $5.8 million and was utilized to reduce goodwill arising from the original purchase. In July 2000, Superior's charter was changed from a Connecticut state-chartered savings bank to a national bank.

         In December 1996, North Side Savings Bank ("North Side") was merged with and into North Fork in accordance with the pooling-of-interests method of accounting. North Side had $1.6 billion in total assets, $1.2 billion in deposit liabilities, $124.4 million in capital and operated seventeen full-service banking facilities in the New York City boroughs of Bronx and Queens, as well as Nassau and Suffolk counties of New York. Pursuant to the merger agreement, the Company issued 22.7 million shares of its common stock to North Side shareholders.

GENERAL DEVELOPMENT OF BUSINESS (CONTINUED)

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

         In addition to its commercial and electronic banking operations, the Company owns several non-bank subsidiaries, directly or through North Fork, none of which accounted for a significant portion of the Company's consolidated assets as of December 31, 2000 and 1999, nor contributed significantly to the Company's consolidated results of operations for each of the years in the three year period ended December 31, 2000.

         The Company, through its primary subsidiary North Fork and its brokerage/investment management subsidiaries, Compass and Amivest, provides a variety of banking and financial service products to middle market and small business organizations, local governmental units, and retail customers in the New York metropolitan area. North Fork's equipment and lease finance company, All Points Capital Corp., provides lease finance products and programs on a national basis to qualified third party originators. All Points, during its first year of operations, originated $263 million in loans through its national distribution network. Superior conducts an electronic banking operation focused on gathering deposits throughout the northeast. The Company's major competitors across the entire line of its products and services are local branches of large money-center banks headquartered in New York City and other major commercial banks headquartered in New York State and elsewhere. North Fork also competes with other independent commercial banks in its marketplace for loans and deposits; with local savings and loan associations and savings banks for deposits and mortgage loans; with credit unions for deposits and consumer loans; with insurance companies and money market funds for deposits; and with local consumer finance organizations and the financing affiliates of consumer goods manufacturers (especially automobile manufacturers) for consumer loans. In setting rate structures for loan and deposit products, management refers to a wide variety of financial information and indices, including the rates charged or paid by the major money-center banks, both locally and in the commercial centers, and the rates fixed periodically by smaller, local competitors. Superior competes with financial institutions that conduct electronic banking throughout the northeast for deposits.

         The Company and its subsidiaries, in their normal course of business, are subject to various regulatory statutes and guidelines. Additional information is set forth in the portions of the Company's 2000 Annual Report to Shareholders (included herein as Exhibit 13) entitled "Capital" (page 27) in Management's Discussion and Analysis and "Note 14 - Regulatory Matters" (pages 60-61) which portions are incorporated herein by reference.

         As of December 31, 2000, the Company and its consolidated subsidiaries had 2,293 full-time equivalent employees.

ITEM 2 - PROPERTIES

         The executive and administrative offices of the Company and its subsidiaries are located at 275 Broad Hollow Road, Melville, New York. The Company currently leases 105,341 square feet of the facility, representing approximately 85% of its rentable space.

         North Fork maintains its data processing and operations center in a 52,400 square foot, owned facility, located at 9025 Main Road, Mattituck, New York.

         Superior is headquartered in an owned facility, located at 45 South Main Street, Branford, Connecticut.

         At December 31, 2000, the Company's bank subsidiaries owned 76 of their branch offices (see "Note 6 - Premises and Equipment" (page 48) of the Company's 2000 Annual Report to Shareholders which portion is incorporated herein by reference) and leased 80 branch offices under various lease arrangements expiring at various times through 2016 (see "Note 16 - Other Commitments and Contingent Liabilities (b) Lease Commitments" (page 63) of the Company's 2000 Annual Report to Shareholders which portion is incorporated herein by reference). The Company is also obligated under various other leases for facilities that have been vacated, as a result of its consolidation of operations following its merger and acquisition activities. The facilities owned or occupied under a lease are considered by management to be well located and suitably equipped to serve as banking and financial services facilities.

ITEM 3 - LEGAL PROCEEDINGS

         The Company was a party to six separate lawsuits in connection with its offer to acquire all of the outstanding common stock of Dime Bancorp, Inc. ("Dime"). On September 29, 2000, the Company allowed its offer to acquire Dime to expire. The current status of each of these lawsuits is as follows:

         DELAWARE LITIGATION. On March 6, 2000, the Company filed a complaint in the Delaware Court of Chancery against Dime and several of Dime's directors alleging that the Dime's board of directors breached its fiduciary duties by taking certain actions with respect to the then-pending merger between Dime and Hudson United Bancorp. On October 30, 2000, the Company voluntarily discontinued its claim without prejudice.

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

         DIME LITIGATION AGAINST SALOMON SMITH BARNEY. On March 29, 2000 Dime filed a lawsuit in the Supreme Court of New York, County of New York against Salomon Smith Barney Inc. ("Salomon"), whom the Company had engaged as a financial advisor and co-dealer manager in connection with the Offer. On May 15, 2000, Dime filed a First Amended Complaint with the Supreme Court of New York naming both Salomon and the Company as defendants. On September 13, 2000, the Supreme Court of New York denied a motion by the Company to dismiss Dime's amended complaint. The Company denied Dime's allegations. On October 19, 2000, Dime moved for partial summary judgment against Salomon on the issue of liability on its claim that Salomon breached its contract with Dime. On October 30, 2000, Salomon moved for summary judgment in its favor and against Dime. On December 7, 2000, the Supreme Court of New York granted Dime's motion for summary judgment and Salomon appealed. On December 7, 2000, Dime dismissed its complaint as against the Company. However, Dime reserved its right to reinstate its case against the Company in the event that the Appellate Division found that Dime was not entitled to summary judgment as against Salomon. The litigation against Salomon remains pending.

         DIME SAVINGS EMPLOYEE LITIGATION. On May 8, 2000, Dime Savings Bank filed a complaint in the Supreme Court of New York alleging breach of contract against the Company and North Fork Bank. On October 16, 2000, the Court denied the Company's motion to dismiss the complaint but granted North Fork Bank's motion to dismiss the complaint. By stipulation filed March 19, 2001, Dime dismissed its complaint against the Company with prejudice.

         DELAWARE PROXY LITIGATION. On July 14, 2000, the Company filed a complaint against Dime and certain members of Dime's board of directors in the Court of Chancery of the State of Delaware. The complaint, among other things, seeks (1) a declaratory judgment as to the effect of withhold votes cast at Dime's 2000 annual meeting of stockholders, such that the Dime's nominees would have the status of holdover directors, and (2) an order requiring Dime to hold an election to fill seats now occupied by Dime's nominees at a timely convened special meeting of stockholders or, in the alternative, no later than Dime's 2001 annual meeting of stockholders. On July 24, 2000, certain stockholders of Dime filed a similar suit in the Court of Chancery of the State of Delaware. On August 14, 2000, the Company moved for summary judgment. On September 13, 2000, Dime filed its response to the motions for summary judgment filed by the Company and the stockholder-plaintiffs. Dime also cross-moved for summary judgment against the claims alleged in the complaints filed by the Company and the stockholder-plaintiffs. Oral arguments on these motions were held on October 16, 2000. On November 7, 2000, the Court issued an opinion confirming the Company's position that the class of directors of Dime nominated by Dime for re-election at Dime's 2000 annual meeting of stockholders were not re-elected to a new three year term and that such class of directors must stand for re-election at Dime's 2001 annual meeting of stockholders. On January 31, 2001, the Supreme Court of Delaware affirmed the decision of the Court of Chancery. On February 20, 2001, the Company and the stockholder-plaintiffs filed motions in the Court of Chancery for an award of attorneys' fees and expenses incurred in prosecuting this litigation. Those motions are currently pending.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders during the fourth quarter of 2000.

ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, position and business experience during the past five years of each of the executive officers of the Company as of January 1, 2001, are presented in the following table. The officers are elected annually by the Board of Directors.


Name                 Age     Positions Held in Most Recent 5 Years
----                 ---     -------------------------------------

John A. Kanas        54       Chairman, President and Chief Executive Officer of the Company and
                              North Fork, throughout the past five years.

John Bohlsen         58       Vice Chairman of the Company and North Fork.  Mr. Bohlsen also has been President of the Helm Development Corp., a real estate company, throughout the past five years.

Daniel M. Healy      58       Executive Vice President and Chief Financial Officer of the Company
                              throughout the past five years.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's common stock is traded on the New York Stock Exchange under the symbol NFB. As of March 26, 2001, there were 8,860 shareholders of record of the Company's common stock.

         For additional information regarding dividends and restrictions thereon, and market price information, refer to the "Selected Financial Data" (pages 10-11), and "Liquidity" (page 21) sections of Management's Discussion and Analysis, the "Selected Statistical Data" (page 32), and "Note 14 - Regulatory Matters" (page 60-61) of the Company's 2000 Annual Report to Shareholders which portions are incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

         The information required by this item is set forth in "Selected Financial Data" (pages 10-11) of the Company's 2000 Annual Report to Shareholders which portions are incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is set forth in "Management's Discussion and Analysis", (pages 12-31) of the Company's 2000 Annual Report to Shareholders which portions are incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is set forth in Management's Discussion and Analysis, (pages 12-31) of the Company's 2000 Annual Report to Shareholders which portions are incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is set forth under the captions "Selected Statistical Data" (page 32); the Consolidated Financial Statements (pages 33-38); the Notes to the Consolidated Financial Statements (pages 39-65); the Independent Auditors' Report (page 66); and the Report of Management (page
67) of the Company's 2000 Annual Report to Shareholders which portions are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants on accounting and financial disclosure as defined in Item 304 of Regulation S-K.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is set forth under the caption "Election of Directors and Information with Respect to Directors and Officers" (pages 4-7) in the Company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on Tuesday, May 1, 2001, which is incorporated herein by reference, and in Part I of this report under the caption Item 4A "Executive Officers of the Registrant".

ITEM 11 - EXECUTIVE COMPENSATION

         The information required by this item is set forth under the captions "Compensation of Directors" (page 8), "Executive Compensation" (pages 9-25), and "Retirement Plans" (pages 26-27) in the Company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on Tuesday, May 1, 2001, which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is set forth under the caption "Certain Beneficial Ownership" and "Nominees for Director and Directors Continuing in Office" (pages 3-7) in the Company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on Tuesday, May 1, 2001, which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is set forth under the caption "Transactions with Directors, Executive Officers and Associated Persons" (page
27) in the Company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on Tuesday, May 1, 2001, which is incorporated herein by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The consolidated financial statements, including notes thereto, and financial schedules of the Company, required in response to this item as set forth in response to Part II, Item 8 of this Annual Report are incorporated herein by reference to the Company's 2000 Annual Report to Shareholders filed herewith as
                Exhibit 13.

                1.  Financial Statements                                Page No.
                    --------------------                                --------
                    Consolidated Statements of Income                      33
                    Consolidated Balance Sheets                            34
                    Consolidated Statements of Cash Flows                 35-36
                    Consolidated Statements of Changes
                      in Stockholders' Equity                              37
                    Consolidated Statements of
                      Comprehensive Income                                 38
                    Notes to Consolidated Financial Statements            39-65
                    Independent Auditors' Report                           66
                    Report of Management                                   67

                2.  Financial Statement Schedules

                    Schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the consolidated financial statements of the Company have been omitted because they are either not required, are not applicable or are included in the consolidated financial statements or notes thereto, which are incorporated herein by reference to the Company's 2000 Annual Report to Shareholders filed herewith as Exhibit 13.

                3.  Exhibits

                    The exhibits listed on the Exhibit Index page of this Annual Report are incorporated herein by reference or filed herewith as required by Item 601 of Regulation S-K (each management contract or compensatory plan or arrangement listed therein is identified).

         (b) There were no Current Reports on Form 8-K filed during the fourth quarter of 2000.

Pursuant to the requirements of Section 13 or 15(d) of this Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  NORTH FORK BANCORPORATION, INC.



                                  BY:  /s/ John A. Kanas
                                      --------------------------------------
                                       JOHN A. KANAS
                                       President and Chief Executive Officer



                                       Dated:   March 27, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                 Title                               Date
---------                                 -----                               ----

/s/ John A. Kanas                 Chairman of the Board,                  March 27, 2001
-----------------                 President and Chief Executive
John A. Kanas                     Officer
                                  (Principal Executive Officer)


/s/ Daniel M. Healy               Director                                March 27, 2001
-------------------               Executive Vice President and
Daniel M. Healy                   Chief Financial Officer
                                  (Principal Accounting Officer)


/s/ John Bohlsen                  Director                                March 27, 2001
----------------                  Vice Chairman of the Board
John Bohlsen


/s/ Irvin L. Cherashore           Director                                March 27, 2001
-----------------------
Irvin L. Cherashore


/s/                               Director                                March 27, 2001
------------------
Park T. Adikes


/s/ Allan C. Dickerson            Director                                March 27, 2001
----------------------
Allan C. Dickerson


/s/ Lloyd A. Gerard               Director                                March 27, 2001
-------------------
Lloyd A. Gerard


/s/ Raymond A. Nielsen            Director                                March 27, 2001
----------------------
Raymond A. Nielsen


/s/ James F. Reeve                Director                                March 27, 2001
------------------
James F. Reeve


/s/ George H. Rowsom              Director                                March 27, 2001
--------------------
George H. Rowsom


/s/ Dr. Kurt R. Schmeller         Director                                March 27, 2001
-------------------------
Dr. Kurt R. Schmeller


/s/ Raymond W. Terry, Jr.         Director                                March 27, 2001
-------------------------
Raymond W. Terry, Jr.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                    DESCRIPTION                                  METHOD OF FILING
------                    -----------                                  ----------------

2.1               Agreement and Plan of                         Filed herewith.
                  Reorganization, dated as of
                  February 13, 2001 by and among
                  North Fork Bancorporation, Inc.,
                  North Fork Bank and
                  Commercial Bank of New York

3.1               Articles of Incorporation of North            Previously filed on  Form 10-K for the year ended
                  Fork Bancorporation, Inc.                     December 31, 1999, dated March 29, 2000, as
                                                                Exhibit 3.1 and incorporated herein by reference.

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

4.3               Prospectus for Reliance Capital               Previously filed by Reliance Bancorp, Inc. on
                  Trust I, issuance of Capital Trust            Form S-4, dated October 13, 1998 (Registration
                  Pass-Through Securities.                      No. 333-64219) and incorporated herein by
                                                                reference.

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

EXHIBIT
NUMBER                    DESCRIPTION                                  METHOD OF FILING
------                    -----------                                  ----------------

10.3(a)           North Fork Bancorporation, Inc.               Previously filed on Form S-8, dated April
                  1989 Executive Management                     17, 1990 (Registration No. 33-34372) and
                  Compensation Plan.                            incorporated herein by reference.

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


10.6(a)           Form of Change-in-Control                     Previously filed as Exhibit 10.2 to the Quarterly
                  Agreement, as entered into between            Report on Form 10-Q for the quarter ended
                  North Fork Bancorporation, Inc.               March 31, 1995, and incorporated herein by
                  and each of John A. Kanas, John               reference.
                  Bohlsen and Daniel M. Healy, each
                  dated December 20, 1994.

10.7(a)           Form of Non-Qualified Stock Option            Previously filed on Form 10-K for the year ended
                  Agreement entered into between North          December 31, 1999, dated March 29, 2000, as
                  Fork Bancorporation, Inc. and John A.         Exhibit 10.10(a) and incorporated herein by
                  Kanas, John Bohlsen, and Daniel M.            reference.
                  Healy Dated December 13, 1999.

10.8(a)           Form of Restricted Stock Agreement,           Previously filed on Form 10-K for the year ended
                  entered into between North Fork               December 31, 1999, dated March 29, 2000, as
                  Bancorporation, Inc. and John A.              Exhibit 10.11(a) and incorporated herein by
                  Kanas, John Bohlsen, and Daniel M.            reference.
                  Healy dated December 13, 1999.

10.9(a)           North Fork Bancorporation, Inc. 1999          Previously filed on Form 10-K for the year ended
                  Stock Compensation Plan.                      December 31, 1999, dated March 29, 2000, as
                                                                Exhibit 10.12(a) and incorporated herein by ref.

EXHIBIT
NUMBER                    DESCRIPTION                                  METHOD OF FILING
------                    -----------                                  ----------------

10.10(a)          North Fork Bancorporation, Inc. 1997          Previously filed on Form S-8, dated June 8, 1998
                  Non-Officer Stock Plan.                       (Registration No. 333-56329) and incorporated
                                                                herein by reference.

10.11(a)          North Fork Bancorporation, Inc. 1998          Previously filed on Form 10-K for the year ended
                  Stock Compensation Plan, as amended.          December 31, 1999, dated March 29, 2000, as
                                                                Exhibit 10.14(a) and incorporated herein by
                                                                reference.

10.12(a)          Form of Consulting Agreement, as entered      Previously filed on Form 10-K for the year ended
                  into between North Fork Bancorporation,       December 31, 1999, dated March 29, 2000, as
                  Inc. and Raymond A. Nielsen, III dated        Exhibit 10.15(a) and incorporated herein by
                  December 29, 1999.                            reference.

10.13(a)          Form of Consulting Agreement, as entered      Previously filed on Form 10-K for the year ended
                  into between North Fork Bancorporation,       December 31, 1999, dated March 29, 2000, as
                  Inc. and Thomas M. O'Brien dated              Exhibit 10.16(a) and incorporated herein by
                  December 31, 1999.                            reference.

10.14(a)          Jamaica Savings Bank FSB Benefit              Previously filed by JSB Financial, Inc. on Form
                  Restoration Plan (Amended and                 10-K for the year ended December 31, 1994 and
                  Restated)                                     incorporated herein by reference.

10.15(a)          JSB Financial, Inc. 1996 Stock Option         Previously filed by JSB Financial, Inc. on the
                  Plan                                          Proxy Statement dated March 29, 1996, Appendix
                                                                A (pages 21-33), and incorporated herein by
                                                                reference.

10.16(a)          Reliance Bancorp, Inc. 1994 Incentive         Previously filed by Reliance Bancorp, Inc. on the
                  Stock Option Plan                             Proxy Statement dated October 7, 1994 and
                                                                incorporated herein by reference.

10.17(a)          Reliance Bancorp, Inc. Amended and            Previously filed by Reliance Bancorp, Inc. on
                  Restated Incentive Stock Option Plan          Form 10-K for the period ended June 30, 1998 and
                                                                incorporated herein by reference.

10.18(a)          North Fork Bancorporation, Inc.               Filed herewith.
                  Amended and Restated Performance Plan.

10.19(a)          North Fork Bancorporation, Inc. Annual        Filed herewith.
                  Incentive Compensation Plan


11                Statement re: Computation of                  Filed herewith.
                  Earnings Per Share.

EXHIBIT
NUMBER                    DESCRIPTION                           METHOD OF FILING
------                    -----------                           ----------------

13                Pages 10 through 67 of the Company's          Filed herewith.
                  2000 Annual Report to Shareholders
                  that are incorporated herein by
                  reference.

21                Subsidiaries of Company.                      Filed herewith.

23                Accountants' Consent.                         Filed herewith.


(a) Management contract or compensatory plan or arrangement.