Form 10-Q
period 2001-03-31
NORTH FORK BANCORPORATION INC
filed 2001-05-15
CIK 352510

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED:            MARCH 31, 2001


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
                           Yes (X)      No ( )


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS OF COMMON STOCK                     NUMBER OF SHARES OUTSTANDING - 5/14/01
---------------------                     --------------------------------------
   $.01 PAR VALUE                                       161,803,550

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not Applicable.

ITEM 5.  OTHER INFORMATION
         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a) The following exhibits are submitted herewith:

                    Exhibit #                   Description
                    ---------                   -----------
                    (11)        Statement Re: Computation of Per Share Earnings.

              (b)   Current Reports on Form 8-K

                    1) Current Report on Form 8-K dated February 13, 2001 (announcing that the Company signed a definitive agreement in regard to the acquisition of Commercial Bank of New York).

                    2) Current Report on Form 8-K dated February 13, 2001 (announcing that the Company will host a conference call in regard to the acquisition of Commercial Bank of New York).

                    3) Current Report on Form 8-K dated April 18, 2001 (announcing the Company's net income for the quarter ended March 31, 2001).

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                 MARCH 31,         DECEMBER 31,          MARCH 31,
(in thousands, except per share amounts)                                           2001                2000                2000
                                                                               ------------        ------------        ------------
ASSETS:
Cash and Due from Banks ................................................       $    288,167        $    292,456        $    221,647
Money Market Investments ...............................................             54,223              17,578              14,405
Securities:
   Available-for-Sale ($1,580,876 and $1,701,463 pledged at
         March 31, 2001 and December 31, 2000, respectively) ...........          3,547,016           3,467,663           3,899,591
   Held-to-Maturity ($589,229 and $722,075 pledged at March 31, 2001
        and December 31, 2000, respectively) ...........................            933,132           1,090,677           1,279,489
                                                                               ------------        ------------        ------------
      Total Securities .................................................          4,480,148           4,558,340           5,179,080
                                                                               ------------        ------------        ------------
Loans ..................................................................          9,672,598           9,409,762           8,886,255
  Less: Unearned Income and Fees .......................................             13,990              15,049              18,107
            Allowance for Loan Losses ..................................             90,941              89,653              87,491
                                                                               ------------        ------------        ------------
                  Net Loans ............................................          9,567,667           9,305,060           8,780,657
                                                                               ------------        ------------        ------------
Intangible Assets ......................................................            342,351             347,019             358,220
Premises and Equipment .................................................             99,321              96,844             102,325
Accrued Income Receivable ..............................................             95,630              96,914              91,154
Other Assets ...........................................................            117,718             126,751             277,394
                                                                               ------------        ------------        ------------
     Total Assets ......................................................       $ 15,045,225        $ 14,840,962        $ 15,024,882
                                                                               ============        ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Demand Deposits ........................................................       $  1,960,613        $  2,025,249        $  1,718,987
Savings Deposits .......................................................          2,882,188           2,858,757           3,036,530
NOW and Money Market Deposits ..........................................          1,564,784           1,370,214           1,144,255
Other Time Deposits ....................................................          2,403,173           2,285,196           2,530,193
Certificates of Deposit, $100,000 and Over .............................            817,979             629,779             604,080
                                                                               ------------        ------------        ------------
     Total Deposits ....................................................          9,628,737           9,169,195           9,034,045
                                                                               ------------        ------------        ------------
Federal Funds Purchased and Securities Sold Under
   Agreements to Repurchase ............................................          2,065,682           2,350,882           2,512,204
Other Borrowings .......................................................          1,552,998           1,653,265           1,744,577
Accrued Expenses and Other Liabilities .................................            258,422             209,363             196,707
                                                                               ------------        ------------        ------------
      Total Liabilities ................................................       $ 13,505,839        $ 13,382,705        $ 13,487,533
                                                                               ------------        ------------        ------------

Capital Securities .....................................................       $    244,345        $    244,339        $    244,320

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $1.00; authorized 10,000,000 shares, unissued                 --                  --                  --
Common Stock, par value $0.01; authorized 500,000,000 shares;
    issued 174,580,778 shares at March 31, 2001 ........................              1,746               1,746               1,738
Additional Paid in Capital .............................................            359,300             359,679             350,603
Retained Earnings ......................................................          1,191,728           1,147,375           1,005,146
Accumulated Other Comprehensive Income/(Loss) ..........................             30,889               9,694             (32,921)
Deferred Compensation ..................................................            (30,990)            (32,474)            (27,633)
Treasury Stock, at cost; 12,896,551 shares at March 31, 2001 ...........           (257,632)           (272,102)             (3,904)
                                                                               ------------        ------------        ------------
      Total Stockholders' Equity .......................................          1,295,041           1,213,918           1,293,029
                                                                               ------------        ------------        ------------
      Total Liabilities and Stockholders' Equity .......................       $ 15,045,225        $ 14,840,962        $ 15,024,882
                                                                               ============        ============        ============

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                                          THREE MONTHS ENDED
                                                                                                     ------------------------------
                                                                                                     MARCH 31,            MARCH 31,
(in thousands, except per share amounts)                                                               2001                 2000
                                                                                                     ---------            ---------
INTEREST INCOME:
Loans ...................................................................................            $ 194,549            $ 168,924
Mortgage-Backed Securities ..............................................................               60,455               70,798
Other Securities ........................................................................               12,278                9,707
U.S. Treasury and Government Agency Securities ..........................................                2,326                2,441
State and Municipal Obligations .........................................................                2,070                  919
Money Market Investments ................................................................                  811                1,378
                                                                                                     ---------            ---------
   Total Interest Income ................................................................              272,489              254,167
                                                                                                     ---------            ---------

INTEREST EXPENSE:
Savings, NOW, and Money Market Deposits .................................................               22,138               18,909
Other Time Deposits .....................................................................               31,502               26,454
Certificates of Deposit, $100,000 and Over ..............................................                9,621                7,187
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase ..............               31,403               33,580
Other Borrowings ........................................................................               24,540               28,707
                                                                                                     ---------            ---------
   Total Interest Expense ...............................................................              119,204              114,837
                                                                                                     ---------            ---------
   Net Interest Income ..................................................................              153,285              139,330
Provision for Loan Losses ...............................................................                3,750                9,000
                                                                                                     ---------            ---------
   Net Interest Income after Provision for Loan Losses ..................................              149,535              130,330
                                                                                                     ---------            ---------

NON-INTEREST INCOME:
Customer Related Fees and Service Charges ...............................................               13,018               10,775
Investment Management, Commissions, and Trust Fees ......................................                3,974                4,734
Mortgage Banking Operations .............................................................                  990                  855
Check Cashing Fees ......................................................................                  765                  538
Trading Income ..........................................................................                7,943                   --
Other Operating Income ..................................................................                2,481                2,365
Net Securities Gains/(Losses) ...........................................................                3,872              (19,748)
Net Gain on Sale of Loans ...............................................................                   --                2,303
                                                                                                     ---------            ---------
     Total Non-Interest Income ..........................................................               33,043                1,822
                                                                                                     ---------            ---------

NON-INTEREST EXPENSE:
Employee Compensation and Benefits ......................................................               29,449               28,608
Occupancy and Equipment, net ............................................................               10,236                8,920
Amortization of Intangible Assets .......................................................                5,467                3,318
Capital Securities Costs ................................................................                5,140                4,634
Other Operating Expenses ................................................................               12,550               11,567
Merger Related Restructure Charge .......................................................                   --               50,499
Dime Related Expenses ...................................................................                   --                6,000
                                                                                                     ---------            ---------
    Total Non-Interest Expense ..........................................................               62,842              113,546
                                                                                                     ---------            ---------
Income Before Income Taxes ..............................................................              119,736               18,606
Provision for Income Taxes ..............................................................               41,309               16,695
                                                                                                     ---------            ---------
     Net Income .........................................................................            $  78,427            $   1,911
                                                                                                     =========            =========

PER SHARE:
Earnings Per Share - Basic ..............................................................            $    0.49            $    0.01
Earnings Per Share - Diluted ............................................................            $    0.49            $    0.01
Cash Dividends ..........................................................................            $    0.21            $    0.18

Weighted Average Shares Outstanding - Basic .............................................              159,208              162,316
Weighted Average Shares Outstanding - Diluted ...........................................              160,961              163,381

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)                                                                                        2001                  2000
                                                                                                  -----------           -----------
FOR THE THREE MONTHS ENDED MARCH 31,
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .............................................................................          $    78,427           $     1,911
ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
Provision for Loan Losses ..............................................................                3,750                 9,000
Depreciation and Amortization ..........................................................                4,127                 3,651
Amortization of Intangible Assets ......................................................                5,467                 3,318
Amortization of Securities Premiums ....................................................                1,644                 1,469
Accretion of Discounts and Net Deferred Loan Fees ......................................               (7,619)               (4,346)
Securities (Gains)/Losses, net .........................................................               (3,872)               19,748
Gain on Sale of Loans, net .............................................................                   --                (2,303)
Other, net .............................................................................               31,864                (6,351)
                                                                                                  -----------           -----------
    Net Cash Provided by Operating Activities ..........................................              113,788                26,097
                                                                                                  -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Securities Held-to-Maturity ...............................................               (1,900)               (3,383)
Maturities, Redemptions, Calls, and Principal Repayments on
    Securities Held-to-Maturity ........................................................               54,244                75,079
Purchases of Securities Available-for-Sale .............................................             (183,823)             (208,380)
Proceeds from Sales of Securities Available-for-Sale ...................................               48,743             1,103,509
Maturities, Redemptions, Calls, and Principal Repayments on
    Securities Available-for-Sale ......................................................              212,428               108,625
Loans Originated, net of principal repayments and charge-offs ..........................             (267,961)             (245,118)
Proceeds from the Sale of Loans ........................................................                5,358               118,060
Transfers to Other Real Estate, net of sales ...........................................                  (18)                   39
Purchases of Premises and Equipment, net ...............................................               (5,245)               (5,937)
Purchase Acquisition, net of cash acquired .............................................                   --                36,858
                                                                                                  -----------           -----------
    Net Cash (Used in)/Provided by Investing Activities ................................             (138,174)              979,352
                                                                                                  -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase/(Decrease) in Customer Deposit Liabilities ................................              459,542              (109,097)
Net Decrease in Borrowings .............................................................             (385,467)           (1,026,423)
Purchase of Treasury Stock .............................................................               (4,996)              (10,216)
Exercise of Options and Common Stock Sold for Cash .....................................               16,732                   975
Cash Dividends Paid ....................................................................              (29,069)              (27,837)
                                                                                                  -----------           -----------
    Net Cash Provided by/(Used in) Financing Activities ................................               56,742            (1,172,598)
                                                                                                  -----------           -----------
    Net Increase/(Decrease) in Cash and Cash Equivalents ...............................               32,356              (167,149)
Cash and Cash Equivalents at Beginning of the Period ...................................              310,034               403,201
                                                                                                  -----------           -----------
Cash and Cash Equivalents at End of the Period .........................................          $   342,390           $   236,052
                                                                                                  ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:
    Interest Expense ...................................................................          $   112,141           $   111,090
                                                                                                  ===========           ===========
    Income Taxes .......................................................................               27,698                 1,065
                                                                                                  ===========           ===========
Securities Transferred from Held-to-Maturity to Available-for-Sale
    in Accordance with SFAS No. 133 ....................................................              119,578                    --
                                                                                                  ===========           ===========
During the Period the Company Purchased Various Securities which
    Settled in the Subsequent Period ...................................................                6,249                14,851
                                                                                                  ===========           ===========
In February 2000, the Company acquired all of the outstanding common stock of Reliance Bancorp, Inc.  Each share of Reliance's common stock was exchanged for 2.0 shares of the Company's common stock.
Non-cash activity related to the Reliance acquisition not reflected above for the period ended March 31, 2000 is as follows:
    Fair Value of Assets Acquired ......................................................                                $ 2,340,970
    Intangible Assets ..................................................................                                    285,693
    Common Stock Issued ................................................................                                   (332,947)
                                                                                                                        -----------
    Liabilities Assumed ................................................................                                $ 2,293,716
                                                                                                                        ===========

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                         Additional                                Other
(in thousands, except per share amounts)               Common             Paid in            Retained           Comprehensive
                                                       Stock              Capital            Earnings           Income/(Loss)
                                                    -----------         -----------         -----------         -----------
BALANCE, DECEMBER 31, 1999 .................        $     1,931         $   560,979         $ 1,026,546         ($   37,818)
Net Income .................................                 --                  --               1,911                  --
Cash Dividends ($.18 per share) ............                 --                  --             (31,246)                 --
Cash Dividends-Acquired Company ............                 --                  --              (4,718)                 --
Issuance of Stock-Reliance Acquisition
  (17,120,638 shares) ......................                 --             (38,989)                 --                  --
Fair Value of Options-Reliance Acquisition .                 --              14,075                  --                  --
Issuance of Stock (59,205 shares) ..........                  1                 920                  --                  --
JSB Common Stock Retired (19,687,149 shares)               (197)           (184,871)             13,539                  --
Purchases of Treasury Stock (636,200 shares)                 --                  --                  --                  --
Restricted Stock Activity, net .............                 --                 (17)                 --                  --
Stock Based Compensation Activity, net .....                  3              (1,494)               (886)                 --
Accumulated Other Comprehensive Income .....                 --                  --                  --               4,897
                                                    -----------         -----------         -----------         -----------
BALANCE, MARCH 31, 2000 ....................        $     1,738         $   350,603         $ 1,005,146         ($   32,921)
                                                    ===========         ===========         ===========         ===========

BALANCE, DECEMBER 31, 2000 .................        $     1,746         $   359,679         $ 1,147,375         $     9,694
Net Income .................................                 --                  --              78,427                  --
Cash Dividends ($.21 per share) ............                 --                  --             (34,074)                 --
Issuance of Stock (43,007 shares) ..........                 --                 244                  --                  --
Purchases of Treasury Stock (200,000 shares)                 --                  --                  --                  --
Restricted Stock Activity, net .............                 --                  16                  --                  --
Stock Based Compensation Activity, net .....                 --                (639)                 --                  --
Accumulated Other Comprehensive Income .....                 --                  --                  --              21,195
                                                    -----------         -----------         -----------         -----------
BALANCE, MARCH 31, 2001 ....................        $     1,746         $   359,300         $ 1,191,728         $    30,889
                                                    ===========         ===========         ===========         ===========


(in thousands, except per share amounts)                    Deferred             Treasury
                                                          Compensation            Stock               Total
                                                           -----------         -----------         -----------
BALANCE, DECEMBER 31, 1999 .................               ($   28,007)        ($  524,533)        $   999,098
Net Income .................................                        --                  --               1,911
Cash Dividends ($.18 per share) ............                        --                  --             (31,246)
Cash Dividends-Acquired Company ............                        --                  --              (4,718)
Issuance of Stock-Reliance Acquisition
  (17,120,638 shares) ......................                        --             357,861             318,872
Fair Value of Options-Reliance Acquisition .                        --                  --              14,075
Issuance of Stock (59,205 shares) ..........                        --                  54                 975
JSB Common Stock Retired (19,687,149 shares)                        --             171,529                  --
Purchases of Treasury Stock (636,200 shares)                        --             (10,216)            (10,216)
Restricted Stock Activity, net .............                       374                 (75)                282
Stock Based Compensation Activity, net .....                        --               1,476                (901)
Accumulated Other Comprehensive Income .....                        --                  --               4,897
                                                           -----------         -----------         -----------
BALANCE, MARCH 31, 2000 ....................               ($   27,633)            ($3,904)         $1,293,029
                                                           ===========         ===========         ===========

BALANCE, DECEMBER 31, 2000 .................               ($   32,474)        ($  272,102)        $ 1,213,918
Net Income .................................                        --                  --              78,427
Cash Dividends ($.21 per share) ............                        --                  --             (34,074)
Issuance of Stock (43,007 shares) ..........                        --                 851               1,095
Purchases of Treasury Stock (200,000 shares)                        --              (4,996)             (4,996)
Restricted Stock Activity, net .............                     1,484                (424)              1,076
Stock Based Compensation Activity, net .....                        --              19,039              18,400
Accumulated Other Comprehensive Income .....                        --                  --              21,195
                                                           -----------         -----------         -----------
BALANCE, MARCH 31, 2001 ....................               ($   30,990)        ($  257,632)        $ 1,295,041
                                                           ===========         ===========         ===========

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)                                                             THREE MONTHS ENDED
                                                                      -----------------------------
                                                                      MARCH 31,            March 31,
                                                                        2001                 2000
                                                                      --------             --------
Net Income ...............................................            $ 78,427             $  1,911
Other Comprehensive Income, net of taxes:
    Cash Flow Hedges:
        Net Derivative Losses(1) .........................              (2,358)                  --
        Reclassification Adjustment - Net Derivative
          Gains(1) .......................................               1,232                   --
    Securities Available-for-Sale:
        Unrealized Gains/(Losses) ........................              24,857               (7,939)
        Less: Reclassification of Realized (Gains)/Losses               (2,536)              12,836
                                                                      --------             --------
Other Comprehensive Income ...............................              21,195                4,897
                                                                      --------             --------
Comprehensive Income .....................................            $ 99,622             $  6,808
                                                                      ========             ========

----------------
(1) See Asset/Liability Management section of this document for further discussion.

                        NORTH FORK BANCORPORATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 2001 AND 2000

FORWARD LOOKING STATEMENTS

         This document and other documents filed with the Securities and Exchange Commission ("SEC") have forward-looking statements. In addition, senior management may make forward-looking statements orally to analysts, investors, the media, and others. Forward-looking statements might include one or more of the following:

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

BASIS OF PRESENTATION

         North Fork Bancorporation, Inc. (the "Company") is a $15.0 billion multi-bank holding company headquartered in Melville, New York. The Company's primary bank subsidiary, North Fork Bank ("North Fork"), operates through 149 full-service retail-banking facilities located in the New York metropolitan area, one of the most densely populated and wealthiest markets in the nation. North Fork focuses on providing superior customer service to both personal and commercial clients by offering the convenience of electronic banking as well as an array of financial products and brokerage/investment management services through its non-bank subsidiaries, Compass Investment Services Corp. ("Compass") and Amivest Corporation ("Amivest"). The Company's other bank subsidiary, Superior Savings of New England, N.A. ("Superior"), a nationally chartered bank headquartered in the Connecticut county of New Haven, operates from two locations, where it currently conducts an electronic banking operation focused on gathering deposits throughout the northeast.

         The accounting and reporting policies are in conformity with generally accepted accounting principles and prevailing practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual results could differ from those estimates. Certain reclassifications have been made to prior year amounts to conform to current year presentations.

         Results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results of operations which may be expected for the full year 2001 or any other interim periods.

         These statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K, which is incorporated herein by reference.

RECENT ACCOUNTING DEVELOPMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that all derivative instruments be recorded on the balance sheet at fair value. However, the accounting for changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument qualifies as a hedge, the accounting treatment varies based on the type of risk being hedged. If the derivative instrument does not qualify as a hedge, changes in fair value are reported in earnings when they occur. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.
SFAS 133 did not have a material impact on the consolidated financial statements during the first quarter of 2001. However, future volatility of earnings and other comprehensive income may result due to management's use of derivatives in connection with potential hedging strategies, market values of derivatives and the hedged items, and future guidance issued by FASB with regards to the implementation of SFAS 133. See Asset Liability Management section of this document for additional disclosure.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

         In September 2000, Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), a replacement of Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", ("SFAS 125") was issued. SFAS 140 revised the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 133 provisions without reconsideration. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes the financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not believe that adoption of the remainder of SFAS 140 will have a material impact on the Company's financial condition or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS

PROPOSED BUSINESS COMBINATION

     Commercial Bank of New York

         On February 13, 2001, the Company entered into an Agreement and Plan of Reorganization with Commercial Bank of New York ("CBNY"), whereby it would acquire CBNY for approximately $175 million in cash. The transaction will be treated as a purchase for financial reporting purposes and is expected to close in the third quarter of 2001. The Company's operating results in 2001 are not expected to be materially affected by the acquisition. At December 31, 2000, CBNY had $1.5 billion in total assets, $.5 billion in loans, $1.3 billion in deposit liabilities, and $101 million in capital. CBNY operates from 14 retail banking facilities, including 11 in the New York City borough of Manhattan.

OVERVIEW

         The Company reported net income of $78.4 million, or diluted earnings per share of $.49, for the quarter ended March 31, 2001, as compared with net income of $1.9 million, or diluted earnings per share of $.01 for the quarter of 2000. The returns on average total assets and average stockholders' equity for the most recent quarter were 2.13% and 24.60%, respectively. The 2000 operating results included, for the first time, the operating results of JSB Financial Inc. ("JSB") and Reliance Bancorp, Inc. ("Reliance"). Both transactions were closed in February 2000 with JSB accounted for in accordance with the pooling-of-interest method of accounting and Reliance accounted for as a purchase.

         Net income and diluted earnings per share for the 2000 quarter were negatively impacted by the recognition of merger related and restructuring costs and other special items associated with the JSB merger, aggregating $62.6 million, net of taxes. Adjusted net income for the period was $64.5 million, or adjusted diluted earnings per share of $.40. Adjusted returns on average total assets and return on average equity were 1.83% and 21.89%, respectively.

         On March 27, 2001, the Board of Directors declared a 17% increase to the Company's regular quarterly cash dividend from $.18 per common share to $.21 per common share. The dividend is payable May 15, 2001 to shareholders of record at the close of business April 27, 2001.

NET INTEREST INCOME

         Net interest income, which represents the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities, is the primary source of earnings. Net interest income is affected by the level and composition of assets, liabilities, and equity, as well as changes in market interest rates.

         Net interest income for the quarter ended March 31, 2001 increased $14.0 million, or 10.02%, to $153.3 million, when compared to $139.3 million in the comparable prior year period. The net interest margin for the most recent quarter improved by 34 basis points to 4.58% from 4.24% for the three months ended March 31, 2000. The 2000 operating results were impacted by the February 18, 2000 purchase of Reliance. At the date of acquisition, Reliance had $1.3 billion in securities, $.9 billion in net loans, $1.5 billion in deposit liabilities, and $.7 billion in borrowings. The improvement in both net interest income and the net interest margin resulted from management's successful execution of its strategy to change the mix of its interest earning assets and reduce overall funding costs by growing core deposits.

         Interest income for the quarter ended March 31, 2001 increased $18.3 million, or 7.2% to $272.5 million, when compared to $254.2 million in the 2000 comparable period. The yield on average interest earning assets improved 38 basis points to 8.03%, when compared to 7.65% for the March 31, 2000 quarter.

         Average loans for the first quarter of 2001 increased $1.1 billion, or 13.1%, to $9.5 billion, when compared to March 31, 2000. The yield on average loans improved 22 basis points to 8.30% for the first quarter of 2001. Each segment of the loan portfolio showed measurable growth, with commercial loans representing the largest component. The growth in higher yielding commercial loans and commercial mortgages combined with higher interest rates during 2000 contributed to improved loan yields. Average loans represent 68.0% of average interest earning assets, as compared to, 62.2% in the comparable prior year period, reflecting management's decision to fund a portion of loan growth from the securities portfolios cash flows. Recent reductions in both short-term interest rates and the prime rate of interest should continue to have a favorable impact on loan growth, while having a modest impact on lowering loan yields for the remainder of 2001.

         Average securities declined $.6 billion, or 12.4%, to $4.4 billion in the first quarter of 2001, and the yield improved 60 basis points to 7.49%, when compared to the first quarter of 2000. Factors contributing to the improvement in yield and the decline in average securities were the addition of $1.3 billion in Reliance securities at a book yield of 7.85%, the sale of $1.1 billion in lower yielding securities during the 2000 first quarter, and the reinvestment of a portion of the securities portfolio cash flow at higher market interest rates throughout 2000.

         Interest expense increased $4.4 million, to $119.2 million during the first quarter of 2001, when compared to $114.8 million in 2000. This was attributable to a modest increase in average interest bearing liabilities to $11.2 billion and an eight basis point increase in cost of funds to 4.30%

         Average savings, NOW, and money market deposits, which represent a stable funding source, increased $395.0 million to $4.3 billion with a cost of funds of 2.11% for the 2001 first quarter from $3.9 billion, costing 1.97% for 2000. Average demand deposits increased $266.8 million, or 16.3%, to $1.9 billion during the first quarter 2001. Core deposit growth and the corresponding increase in cost of funds resulted primarily from the expanded presence in the Manhattan marketplace, an emphasis on developing deposit relationships with borrowers and introducing new products and services to meet the commercial customer needs. In addition, the use of incentive compensation plans and the conversion of previously acquired savings bank locations into full-service commercial banking branches positively impacted this growth. At March 31, 2001, demand deposits represented 20.4% of total deposits, as compared to 19.0% at March 31, 2000.

         Average time deposits increased $250.4 million to $3.1 billion at a cost of funds of 5.45% during 2001 from $2.8 billion costing 4.82% during 2000. The increase in cost of funds resulted from higher market interest rates throughout 2000. The precipitous decline in market interest rates during 2001 will have a favorable impact on these costs.

         Average borrowings declined $343.8 million, or 8.1%, to $3.9 billion, while costs declined nine basis points to 5.77%. The decline in average borrowings resulted from management's decision to reduce the level of wholesale borrowings through the sale of $1.1 billion in lower yielding securities. Partially offsetting the decline in borrowings was the utilization of approximately $285 million to fund the share repurchase program.

         The decisions made in 2000 to maintain a higher relative level of short-term borrowings had a positive impact on the first quarter net interest margin as many of these instruments reset at the lower market interest rates. The effects of these factors will continue to have an impact on 2001 results as market rates continued to decline and the rates on the borrowings reset downward. Management has also initiated steps to extend the maturities on a portion of these borrowings to provide protection against the eventual reversal of this interest rate trend.

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

                                                                          THREE MONTHS ENDED
                                                                            2001 VS. 2000
                                                         --------------------------------------------------
                                                                                 CHANGE IN
                                                          AVERAGE             AVERAGE            NET INTEREST
 (in thousands)                                           VOLUME                RATE                INCOME
                                                         --------             --------             --------
INTEREST INCOME FROM EARNING ASSETS:
Securities ..................................            ($11,149)            $  6,377             ($ 4,772)
Loans, net (2) ..............................              21,242                4,368               25,610
Money Market Investments ....................                (179)                (674)                (853)
                                                         --------             --------             --------
   Total Interest Income ....................               9,914               10,071               19,985
                                                         --------             --------             --------

INTEREST EXPENSE ON LIABILITIES:
Savings, NOW, and Money Market Deposits .....               1,906                1,323                3,229
Time Deposits ...............................               3,136                4,346                7,482
Federal Funds Purchased and Securities Sold..
  Under Agreements to Repurchase ............              (2,127)                 (50)              (2,177)
Other Borrowings ............................              (3,477)                (690)              (4,167)
                                                         --------             --------             --------
   Total Interest Expense ...................                (562)               4,929                4,367
                                                         --------             --------             --------
Net Change in Net Interest Income ...........            $ 10,476             $  5,142             $ 15,618
                                                         ========             ========             ========

(1)  The above table is presented on a tax equivalent basis.
(2)  Non-accrual loans are included in average loans.

     The following tables present an analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the three month periods ended March 31, 2001 and 2000, respectively.

                                                                          2001                              2000
                                                           ----------------------------------------------------------------
                                                            AVERAGE                AVERAGE      AVERAGE               AVERAGE
 (dollars in thousands )                                    BALANCE     INTEREST     RATE       BALANCE   INTEREST     RATE
                                                           ----------    -------     ----     ----------   -------     ----
INTEREST EARNING ASSETS:
Securities.............................................    $4,425,861    $81,760     7.49%    $5,051,450   $86,532     6.89%
Loans, net (1).........................................     9,517,921    194,769     8.30%     8,418,174   169,159     8.08%
Money Market Investments...............................        60,154        874     5.89%        67,677     1,727    10.26%
                                                          ----------------------              --------------------
  Total Interest Earning Assets........................    14,003,936    277,403     8.03%    13,537,301   257,418     7.65%
                                                          ----------------------              --------------------
NON INTEREST EARNING ASSETS:
Cash and Due from Banks................................       259,852                            223,073
Other Assets (2).......................................       642,792                            387,071
                                                          -----------                        -----------
  Total Assets.........................................   $14,906,580                        $14,147,445
                                                          ===========                        ===========

INTEREST BEARING LIABILITIES:
Savings, NOW, and Money Market Deposits................    $4,257,176    $22,138     2.11%    $3,862,176   $18,909     1.97%
Time Deposits..........................................     3,058,514     41,123     5.45%     2,808,133    33,641     4.82%
                                                          ----------------------              --------------------
  Total Savings and Time Deposits......................     7,315,690     63,261     3.51%     6,670,309    52,550     3.17%
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase.......................     2,221,301     31,403     5.73%     2,352,290    33,580     5.74%
Other Borrowings.......................................     1,707,473     24,540     5.83%     1,920,311    28,707     6.01%
                                                          ----------------------              --------------------
  Total Borrowings.....................................     3,928,774     55,943     5.77%     4,272,601    62,287     5.86%
                                                          ----------------------              --------------------
    Total Interest Bearing Liabilities.................    11,244,464    119,204     4.30%    10,942,910   114,837     4.22%
                                                          ----------------------              --------------------
Rate Spread............................................                              3.73%                             3.43%

NON-INTEREST BEARING LIABILITIES
Demand Deposits........................................     1,905,618                          1,638,783
Other Liabilities......................................       197,012                            203,025
                                                          -----------                        -----------
 Total Liabilities.....................................    13,347,094                         12,784,718
Capital Securities.....................................       244,342                            221,008
 Stockholders' Equity..................................     1,315,144                          1,141,719
                                                          -----------                        -----------
  Total Liabilities and Stockholders' Equity...........   $14,906,580                        $14,147,445
                                                          ===========                        ===========
Net Interest Income and Net Interest Margin (3)........                  158,199     4.58%                 142,581     4.24%
Less: Tax Equivalent Adjustment........................                  (4,914)                           (3,251)
                                                                        --------                          --------
     Net Interest Income...............................                 $153,285                          $139,330
                                                                        ========                          ========

(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains/(losses) on available-for-sale securities are recorded in other assets.
(3) Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investment in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.77, $1.60, $1.55, $1.23, and $1.03 during 2001; and 1.74, $1.43, $1.55, $1.43, and $1.03 during 2000.

NON-INTEREST INCOME

         Non-interest income, exclusive of net securities gains and losses, and other non-recurring items, increased $2.0 million, or 10.2%, to $21.2 million, when compared to $19.2 million in 2000. The improvement was achieved through a $2.2 million, or 20.8%, increase in customer related fees and service charges to $13.0 million. This increase resulted from the growth in core deposits, the introduction of new fee based services and products, changes to fee schedules, and the implementation of the Company's fee schedules on the former JSB and Reliance customer base. Check cashing fees of $.8 million were generated during the most recent quarter through CBMC, Inc. (d/b/a "Money Centers") acquired in the Reliance transaction, as compared with $.5 million in the comparable prior year period. CBMC, Inc. operates through six locations in Manhattan. Partially offsetting this improvement was a $.8 million decline in investment management, commissions, and trust fees to $4.0 million. The decline in investment management, commissions, and trust fees was attributable to the recent volatility in the stock market, resulting in declines in mutual fund and annuity sales activity.

         Net securities gains recognized during 2001 were $3.9 million, as compared to net securities losses of $19.7 million during 2000. Net securities gains recognized during 2001 resulted from the sale of equity positions in certain publicly traded companies. Net securities losses during 2000 resulted from the previously mentioned sale of $1.1 billion or lower yielding available-for-sale securities.

         During 2001, non-recurring trading gains of $7.9 million were recognized from the sale of $1.0 billion in interest rate floors. These floors were originally purchased in 2000 to mitigate the exposure to declines in interest rates. These floors did not meet the hedging criteria of SFAS 133 and thereby were required to be recorded at fair value on the date of adoption. On January 1, 2001 they had an unrealized gain of $4.2 million (or $2.8 million net of taxes). During the first quarter of 2000, the Company recognized a net gain of $2.3 million on the sale of approximately $238 million in loans.

NON-INTEREST EXPENSE

         Non-interest expense increased $5.8 million, or 10.2%, to $62.8 million during the most recent quarter, as compared to $57.0 million in the first quarter of 2000, when adjusted for the merger related restructure charge associated with the JSB transactions of $50.5 million and expenses incurred in connection with the proposed acquisition of Dime Bancorp, Inc. of $6.0 million. This resulted from increases of $2.1 million in amortization of intangible assets, $1.3 million in occupancy and equipment costs, $1.0 million in other operating expenses, $.8 million in employee compensation and benefits, and $.5 million in capital securities costs. The increase in the amortization of intangible assets is due to $285.7 million in goodwill recorded in connection with the Reliance purchase. Occupancy and equipment costs and other operating expenses increased due to the Reliance purchase and the expansion in Manhattan. Increases in employee compensation and benefits expense is due to the Reliance purchase and increases in incentive compensation directly linked to the growth in deposits and related fee income, annual merit increases, increased costs associated with employee benefits, and costs associated with the expansion in the Manhattan market. The increase in capital securities costs resulted from the assumption of $45 million in capital securities previously issued by Reliance.

         The Company's core efficiency ratio, which represents the ratio of non-interest expense, net of other real estate costs and other non-recurring charges, to net interest income on a tax equivalent basis and non-interest income, net of securities gains and losses and other non-recurring income, was 34.98% in the 2001 first quarter, as compared with 35.23% for the comparable prior year period. The core efficiency ratio demonstrates management's ability to maintain a disciplined approach to monitoring its operating structure, controlling related costs, and continuing to grow revenue.

INCOME TAXES

         The effective tax rate for the three months ended March 31, 2001 was 34.5%, as compared to 35%, exclusive of the merger and related restructuring charge, for the first quarter of 2000. Management anticipates that the effective tax rate for the remainder of 2001 will be approximately 34.5%.

LOAN PORTFOLIO

         The following table represents the components of the loan portfolio for the periods indicated:

                                               MARCH 31,           % OF    DECEMBER 31,          % OF     MARCH 31,            % OF
(dollars in thousands)                           2001              TOTAL       2000              TOTAL       2000              TOTAL
                                              ----------            ---     ----------            ---     ----------            ---
Mortgage Loans-Multi-Family ..............    $3,327,612             34%    $3,316,894             35%    $3,278,708             37%
Mortgage Loans-Residential ...............     2,672,568             28%     2,634,030             28%     2,631,114             30%
Mortgage Loans-Commercial ................     1,576,457             16%     1,503,795             16%     1,421,170             16%
Commercial Loans .........................     1,132,704             12%     1,035,071             11%       792,067              9%
Consumer Loans ...........................       812,058              8%       778,218              8%       661,703              7%
Construction and Land Loans ..............       151,199              2%       141,754              2%       101,493              1%
                                              ----------            ---     ----------            ---     ----------            ---
                                              $9,672,598            100%    $9,409,762            100%    $8,886,255            100%
Less:  Unearned Income and Fees ..........        13,990                        15,049                        18,107
                                              ----------                    ----------                    ----------
Loans, net ...............................    $9,658,608                    $9,394,713                    $8,868,148
                                              ==========                    ==========                    ==========

         The loan portfolio is primarily secured by real estate in the New York metropolitan area. The risk inherent in the portfolio is dependent on both regional and general economic stability, which affects property values, and the financial well being and creditworthiness of the borrowers.

         To minimize the credit risk related to the portfolio's real estate concentration, management utilizes prudent underwriting standards and diversifies the type and locations of loans. Multi-family mortgage loans generally are for $1-5 million and are secured by properties located in the New York metropolitan area. The multi-family business includes loans on various types and geographically diverse apartment complexes. These mortgages are dependent largely on sufficient income to cover operating expenses and may be affected by government regulation, such as rent control regulations, which could impact the future cash flows of the property. Since most multi-family mortgages do not fully amortize, the principal outstanding is not significantly reduced prior to contractual maturity. The residential mortgage portfolio is comprised primarily of first mortgage loans on owner occupied 1-4 family residences located in the Company's market area. The commercial mortgage portfolio contains loans secured by professional office buildings, retail stores, shopping centers and industrial developments. Commercial loans consist primarily of loans to small and medium size businesses, as well as lease finance lending. The commercial mortgage and commercial loan portfolios do not contain syndicated loans. Consumer loans are primarily issued to finance new and used automobiles and are originated through an expanded dealer network. The credit risk in auto lending is dependent on the creditworthiness of the borrower and the value of the collateral. The consumer loan portfolio does not contain higher risk credit card and sub-prime loans. Land loans are used to finance the acquisition of vacant land for future residential and commercial development. Construction loans finance the construction of industrial and residential developments. The construction and land development portfolios do not contain any AD&C loans.

         Real estate underwriting standards include various limits on the loan-to-value ratios based on the type of property, and management considers, among other things, the creditworthiness of the borrower, the location of the real estate, the condition and value of the security property, the quality of the organization managing the property, and the viability of the project including occupancy rates, tenants and lease terms. Additionally, underwriting standards require appraisals and periodic inspections of the properties as well as ongoing monitoring of operating results.

ASSET QUALITY

         The components of non-performing assets and restructured, accruing loans are detailed in the table below:

                                                                                       MARCH 31,     DECEMBER 31,   MARCH 31,
(in thousands)                                                                           2001            2000         2000
                                                                                        -------         -------      -------
Loans Ninety Days Past Due and Still Accruing....................................        $7,502          $5,777       $5,443
Non-Accrual Loans................................................................         8,234           9,144        7,669
                                                                                        -------         -------      -------
Non-Performing Loans.............................................................        15,736          14,921       13,112
Other Real Estate................................................................           517             499        1,081
                                                                                        -------         -------      -------
Non-Performing Assets............................................................       $16,253         $15,420      $14,193
                                                                                        =======         =======      =======

Allowance for Loan Losses to Non-Performing Loans................................          578%            601%         667%
Allowance for Loan Losses to Total Loans, net....................................         0.94%           0.95%        0.99%
Non-Performing Loans to Total Loans, net.........................................         0.16%           0.16%        0.15%
Non-Performing Assets to Total Assets............................................         0.11%           0.10%        0.09%

         At March 31, 2001, non-performing assets increased modestly to $16.3 million, when compared to $15.4 million at December 31, 2000 and $14.2 million at March 31, 2000. As depicted in the table above, the Company's level of non-performing loans to total loans has remained constant as the loan portfolio continues to grow, while reserve coverage ratios remain strong. The modest level of non-performing assets over the past several years is a result of the effectiveness of the Company's loan administration and workout procedures, as well as a strong local economy. Non-performing loans at March 31, 2001 consisted of $5.1 million in consumer loans, $5.0 million in residential mortgages, $2.2 million in commercial mortgages, and $3.4 million in commercial loans. No assurance can be given as to the future level of non-performing assets, since the economic environment, interest rates, and other internal and external factors will influence these levels.

ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses declined to $3.8 million, as compared to $9.0 million for the comparable prior year period. Reflected in the prior year period was a special provision of approximately $6.8 million. The additional provision during 2000 was recognized to conform the provisioning policies of JSB and Reliance to those of the Company and to restore the Company's post-merger reserve coverage ratios to approximate pre-merger levels.

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

         During the last several years, several mergers and acquisitions of commercial banks and thrift companies were completed. Generally, in these transactions, the merged entity's loan underwriting standards were less restrictive than the Company's, thereby increasing the level of risk in the portfolio.

         The methodology employed for assessing the appropriateness of the allowance consists of the following criteria:

         - The establishment of reserve amounts for all specifically identified criticized loans, including those arising from business combinations and those that have been designated as requiring attention by management's internal loan review program, bank regulatory examinations or the Company's external auditors.
         - An average one-year loss factor is applied to smaller balance homogenous types of loans not subject to specific review. These loans include residential 1-4 family properties and consumer loans.
         - An allocation to the remaining loans giving effect to historical loss experience over several years and linked to cyclical trends.

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

         Other evidence used to support the amount of the allowance and its components is as follows:

         -   Regulatory examinations
         -   The amount and trend of criticized loans
         -   Actual losses
         -   Peer comparisons with other financial institutions
         - Economic data associated with the real estate market in the Company's market area
         - Opportunities to dispose of marginally performing loans for cash consideration

         Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the allowance for loan losses to be adequate at March 31, 2001.

         The following table represents a summary of the changes in the allowance for loan losses:

(dollars in thousands)                                                                                  2001         2000
                                                                                                       -------      -------
Balance at Beginning of Year....................................................................       $89,653      $74,525
Provision for Loan Losses.......................................................................         3,750        9,000
Recoveries Credited to the Allowance............................................................         1,588        1,644
                                                                                                       -------      -------
                                                                                                        94,991       85,169
Losses Charged to the Allowance.................................................................       (4,050)      (6,747)
Additional Allowance Acquired in the Reliance Acquisition.......................................             -        9,069
                                                                                                       -------      -------
Balance at End of Period........................................................................       $90,941      $87,491
                                                                                                       =======      =======

Net Charge-Offs to Average Loans, net...........................................................         0.10%        0.24%

SECURITIES PORTFOLIO

         The composition of and the amortized cost and estimated fair values of available-for-sale and held-to-maturity securities portfolios were as follows:

                                                          MARCH 31, 2001         DECEMBER 31, 2000        MARCH 31, 2000
                                                       ----------------------   ---------------------  ----------------------
AVAILABLE-FOR-SALE                                     AMORTIZED      FAIR      AMORTIZED     FAIR      AMORTIZED     FAIR
(in thousands)                                            COST        VALUE       COST        VALUE       COST        VALUE
                                                       ----------  ----------  ----------  ----------  ----------  ----------
CMO Private Issuances...............................   $1,498,074  $1,549,528  $1,544,537  $1,576,245  $1,661,013  $1,630,805
CMO Agency Issuances................................      587,269     605,334     476,315     486,202     531,068     520,804
Mortgage-Backed Securities..........................      581,013     584,576     553,793     555,470   1,010,350     996,903
U.S. Government Agencies' Obligations...............       94,663      96,092     150,200     151,746     131,341     129,727
U.S. Treasury Securities............................       10,021      10,084      20,030      20,050      20,043      19,934
State & Municipal Obligations.......................      101,070     102,879      89,664      90,530           -           -
Equity Securities (1)...............................      253,305     253,865     253,405     256,145     298,346     315,093
Other Securities....................................      365,435     344,658     362,711     331,275     305,186     286,325
                                                       ----------  ----------  ----------  ----------  ----------  ----------
                                                       $3,490,850  $3,547,016  $3,450,655  $3,467,663  $3,957,347  $3,899,591
                                                       ==========  ==========  ==========  ==========  ==========  ==========
HELD-TO-MATURITY
(in thousands)
CMO Private Issuances...............................     $544,119    $547,193    $576,370    $571,110    $655,128    $621,605
CMO Agency Issuances................................            -           -      58,988      58,691      98,618      97,226
Mortgage-Backed Securities..........................      295,715     296,058     361,363     357,488     426,700     408,195
State & Municipal Obligations.......................       78,926      80,180      78,711      78,982      75,216      73,414
U.S. Government Agencies' Obligations...............           12          12          24          24       5,038       5,038
Other Securities....................................       14,360      14,340      15,221      14,994      18,789      18,098
                                                       ----------  ----------  ----------  ----------  ----------  ----------
                                                         $933,132    $937,783  $1,090,677  $1,081,289  $1,279,489  $1,223,576
                                                       ==========  ==========  ==========  ==========  ==========  ==========

(1) Amortized cost and fair value includes $197.4 million in Federal Home Loan Bank stock for all periods presented.

         The strategy for the securities portfolio is to maintain a short duration minimizing exposure to sustained increases in interest rates. This is achieved primarily through investments in securities with predictable cash flows and short average lives, and secondly, through the use of certain adjustable rate investments. The duration of the portfolio at March 31, 2001 was 4.1.

         The amortizing securities are almost exclusively mortgage-backed securities ("MBS"). These instruments provide a relatively stable source of cash flows, although they may be impacted by changes in interest rates. Such MBS securities are either guaranteed by FLHMC, GNMA or FNMA, or constitute collateralized mortgage-backed obligations ("CMO's") backed by U.S. government agency securities or CMO private issuances, which are principally AAA rated and are conservative current pay sequentials or PAC structures.

         Equity securities maintained in the available-for-sale portfolio were comprised principally of FHLB common stock and common and preferred stock of certain publicly traded companies. Other securities maintained in the available-for-sale portfolio consist of capital securities of certain financial institutions and corporate bonds.

         In connection with the adoption of SFAS 133, management reclassified securities with an amortized cost of $119.6 million and a fair value of $119.0 million from the held-to-maturity portfolio to the available-for-sale portfolio.

         At March 31, 2001, securities carried at $2.9 billion were pledged to secure securities sold under agreements to repurchase, other borrowings, and for other purposes as required by law. Securities pledged for which the collateral may be sold or repledged by the secured parties approximated $2.2 billion, while securities pledged which the secured parties may not sell or repledge approximated $.7 billion at March 31, 2001.

CAPITAL

         The Company and its banking subsidiaries are subject to the risk based capital guidelines administered by the bank regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including a minimum ratio of Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets of 4% ("Leverage Ratio"). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Company's financial statements. As of March 31, 2001, the most recent notification from the various bank regulators categorized the Company and its banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, a minimum leverage ratio of at least 5% and not be subject to any written order, agreement or directive. There are no conditions or events since such notification that management believes have changed this classification.

         The following table sets forth the Company's regulatory capital at March 31, 2001, under the rules applicable at such date. Management believes that the Company and its banking subsidiaries meet all capital adequacy requirements.

                                                  MARCH 31, 2001
                                         -----------------------------
 (dollars in thousands)                    AMOUNT                Ratio
                                         ----------              -----
Tier 1 Capital ..............            $1,166,146              12.89%
Regulatory Requirement ......               361,793               4.00%
                                         ----------              -----
Excess ......................            $  804,353               8.89%
                                         ==========               ====

Total Risk Adjusted Capital..            $1,257,338              13.90%
Regulatory Requirement ......               723,586               8.00%
                                         ----------              -----
Excess ......................            $  533,752               5.90%
                                         ==========               ====

Risk Weighted Assets ........            $9,044,831
                                         ==========

         The Company's leverage ratio at March 31, 2001 was 8.01%. The Tier 1, total risk-based and leverage capital ratios of North Fork were 12.03%, 13.07%, and 7.45%, respectively, at March 31, 2001.

         On March 27, 2001, the Board of Directors declared a 17% increase in the Company's regular quarterly cash dividend from $.18 per common share to $.21 per common share. The dividend is payable May 15, 2001 to shareholders of record at the close of business April 27, 2001.

         In September 2000, the Board of Directors approved the repurchase of up to 17.1 million, or 10% of the Company's common shares outstanding. As of March 31, 2001, 14.3 million shares had been repurchased at an average cost of $19.87.

ASSET/LIABILITY MANAGEMENT

         The Company's primary earnings source is the net interest margin, which is affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of assets and liabilities, and the credit quality of the loan portfolio. Management's asset/liability objectives are to maintain a strong, stable net interest margin, to utilize capital effectively without taking undue risks and to maintain adequate liquidity.

         The risk assessment program includes a coordinated approach to the management of liquidity, capital and interest rate risk. This risk assessment process is governed by policies and limits established by senior management which are reviewed and approved by the Asset/Liability Committee of the Board of Directors ("ALCO"). ALCO provides guidance for the day to day asset/liability activities of the Company. ALCO meets periodically to evaluate the impact of changes in market interest rates on interest earning assets and interest bearing liabilities, net interest margin, capital and liquidity, and to evaluate management's strategic plan. The balance sheet structure is primarily short-term with most assets and liabilities repricing or maturing in less than five years. Management monitors the sensitivity of net interest income by utilizing a dynamic simulation model complemented by a traditional gap analysis. This model measures net interest income sensitivity and volatility to interest rate changes. It involves a degree of estimation based on certain assumptions that management believes to be reasonable. Factors considered include actual maturities, estimated cash flows, repricing characteristics, deposit growth/retention and, primarily, the relative sensitivity of assets and liabilities to changes in market interest rates. Utilizing this process, management can estimate and project the impact of changes in interest rates on net interest income. This relative sensitivity is important to consider since the core deposit base is not subject to the same degree of interest rate sensitivity as its assets and borrowings. Core deposit costs are internally controlled and generally exhibit less sensitivity to changes in interest rates than the adjustable rate assets or liabilities whose yields or cost of funds are based on external indices and change in concert with market interest rates. Management has established certain limits for the potential volatility of net interest income, assuming certain levels of change in market interest rates with the objective of maintaining a stable level of net interest income under various probable rate scenarios. Management may choose to extend the maturity of its funding sources and/or reduce the repricing mismatches of its assets or liabilities by using derivative instruments such as interest rate swaps. Additionally, management may use interest rate collars, interest rate floors, and interest rate cap agreements to assist in insulating it from volatile interest rate changes.

         Based upon the aforementioned factors regarding the simulation model, projected net interest income for the next twelve months was modeled based on both an immediate rise and fall in interest rates as well as gradual movements in interest rates over the twelve-month period. Based on the information and assumptions in effect at March 31, 2001, management believes that a 100 basis point gradual increase in interest rates over the next twelve months would decrease net interest income by $19 million, or 2.9%, while a gradual decrease in interest rates would increase net interest income by $.4 million, or 0.1%. It should be emphasized, however, that the estimated exposures set forth above are dependent on material assumptions such as those previously discussed.

         The traditional gap analysis complements the income simulation modeling, primarily focusing on the longer term structure of the balance sheet, since the gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates. The gap analysis is prepared based on the maturity and repricing characteristics of interest earning assets and interest bearing liabilities for selected time periods. The mismatch between repricings or maturities within a time period is commonly referred to as the "gap" for that period. A positive gap (asset sensitive), where interest-rate sensitive assets exceed interest-rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin. However, the gap analysis is static in nature; therefore, the maturity and repricing characteristics of interest earning assets and interest bearing liabilities can change considerably with changes in interest rates.

         To reduce interest rate risk associated with the repricing mismatch that exists between interest earning assets and interest bearing liabilities, management periodically enters into interest rate agreements, including interest rate swaps, caps, and floors, as part of interest rate exposure management. These agreements are entered into as hedges against interest rate risk and are designated against specific assets and liabilities. At March 31, 2001, the Company had $350 million in derivative instruments outstanding, which are:

                                                                             Notional            Fixed          Variable
                               Maturity                                       Amount         Interest Rate    Interest Rate
---------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
PAY FIXED SWAPS:
November 2001.........................................................        $100,000             4.72%           5.19%
November 2001.........................................................         100,000             4.66%           5.19%
May 2008..............................................................          75,000             6.14%           5.40%
                                                                              --------
                                                                              $275,000
                                                                              ========
PAY FLOATING SWAPS:
June 2001..............................................................        $25,000             7.27%           5.06%
September 2001.........................................................         25,000             6.75%           5.19%
September 2001.........................................................         25,000             6.88%           4.96%
                                                                              ========
                                                                               $75,000

         The $275 million in swap agreements hedging certain borrowings require the Company to make periodic fixed rate payments, while receiving periodic variable rate payments indexed to the three month LIBOR rate. These swaps, which qualify as cash flow hedges, have original maturities of up to 10 years, and as of March 31, 2001 had an unrealized loss of $2.0 million. At adoption of SFAS 133, a transition gain of $2.2 million (net of taxes of $.9 million) was recorded as a component of other comprehensive income. The $75 million in swaps hedging certain time deposits require the Company to make periodic floating rate payments while receiving periodic fixed rate payments indexed to the one month LIBOR rate. These agreements mature within six months and qualify as fair value hedges. These swaps and the hedged time deposits had a fair value at March 31, 2001 of $.6 million and ($.6 million), respectively. The use of interest rate swap agreements decreased interest expense by $.9 million.

         The credit risk associated with these off-balance sheet instruments is the risk of non-performance by the counterparty to the agreements. However, management does not anticipate non-performance by the counterparty and monitors risk through its asset/liability management procedures.

LIQUIDITY

         The objective of liquidity management is to ensure the availability of sufficient resources by the Company and its subsidiaries to meet their financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the ability to meet deposit withdrawals either on demand or at contractual maturity, to repay other borrowings as they mature and to make new loans and investments as opportunities arise.

         Sources of liquidity include dividends from its subsidiaries, borrowings, the sale of available-for-sale securities, and funds available through the capital markets. Dividends from the Company's banking subsidiaries are limited by regulatory guidelines.

         The bank subsidiaries have numerous sources of liquidity including loan and security principal repayments and maturities, lines-of-credit with other financial institutions, the ability to borrow under repurchase agreements and Federal Home Loan Bank ("FHLB") advances, utilizing their unpledged securities and mortgage related loan portfolios, the sale of available-for-sale securities, the securitization or sale of loans, and growth in deposits.

         The banking subsidiaries currently have the ability to borrow an additional $4.7 billion on a secured basis, utilizing mortgage related loans and securities as collateral. At March 31, 2001, the Company had $2.6 billion in outstanding borrowings with the FHLB.

         The Company and its banking subsidiaries' liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Management believes that sufficient liquidity exists to meet their operating requirements.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 15, 2001                               /s/ Daniel M. Healy
                                                  Daniel M. Healy
                                                  Executive Vice President &
                                                  Chief Financial Officer