Form 10-Q
period 2001-06-30
NORTH FORK BANCORPORATION INC
filed 2001-08-14
CIK 352510

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED:          JUNE 30, 2001


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

                           Yes (X)      No ( )


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF COMMON STOCK                 NUMBER OF SHARES OUTSTANDING - 8/10/01
  $.01 PAR VALUE                                  162,030,936

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not Applicable.

ITEM 5.  OTHER INFORMATION
         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    The following exhibits are submitted herewith:

                Exhibit #             Description
                  (11)          Statement Re: Computation
                                  of Per Share Earnings.

(b)      Current Reports on Form 8-K

          1) Current Report on Form 8-K dated June 11, 2001 (announcing that the Company issued a joint press release with Commercial Bank of New York announcing that they expect to close the Company's acquisition of Commercial Bank of New York during the fourth quarter of 2001).

          2) Current Report on Form 8-K dated June 13, 2001 (announcing that the Company will host an investor and analyst conference in New York City on June 14, 2001).

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                               -----------------------------------------------
                                                                                  JUNE 30,       DECEMBER 31,        JUNE 30,
(in thousands, except per share amounts)                                            2001             2000              2000
                                                                               -----------------------------------------------
ASSETS:
Cash & Due from Banks..........................................................   $313,708          $292,456          $248,269
Money Market Investments.......................................................     17,708            17,578            72,807
Securities:
   Available-for-Sale  ($1,451,672 and $1,701,463 pledged at
      June 30, 2001 and December 31, 2000, respectively).......................  4,385,911         3,467,663         3,449,273
   Held-to-Maturity  ($564,664 and $722,075 pledged at
       June 30, 2001 and December 31, 2000, respectively)......................    860,891         1,090,677         1,219,444
                                                                                 ---------         ---------         ---------
      Total Securities.........................................................  5,246,802         4,558,340         4,668,717
                                                                                 ---------         ---------         ---------
Loans..........................................................................  9,847,779         9,409,762         9,100,542
  Less: Unearned Income and Fees...............................................     12,699            15,049            16,760
            Allowance for Loan Losses..........................................     92,853            89,653            88,010
                                                                                 ---------         ---------         ---------
                  Net Loans....................................................  9,742,227         9,305,060         8,995,772
                                                                                 ---------         ---------         ---------
Goodwill.......................................................................    328,057           337,202           341,619
Core Deposit Intangibles.......................................................      8,817             9,817            10,930
Premises & Equipment...........................................................    102,711            96,844           100,517
Accrued Income Receivable......................................................     93,165            96,914            91,208
Other Assets...................................................................    114,790           126,751           152,909
                                                                                 ---------         ---------         ---------
     Total Assets..............................................................$15,967,985       $14,840,962       $14,682,748
                                                                               ===========       ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Demand Deposits................................................................ $2,162,881        $2,025,249        $1,846,973
Savings Deposits...............................................................  2,914,540         2,858,757         2,967,729
NOW and Money Market Deposits..................................................  1,873,534         1,370,214         1,155,552
Other Time Deposits............................................................  2,346,616         2,285,196         2,373,567
Certificates of Deposits, $100,000 and Over....................................    884,471           629,779           577,599
                                                                                 ---------         ---------         ---------
     Total Deposits............................................................ 10,182,042         9,169,195         8,921,420
                                                                                 ---------         ---------         ---------
Federal Funds Purchased & Securities Sold Under
   Agreements to Repurchase....................................................  2,112,122         2,350,882         2,800,282
Other Borrowings...............................................................  1,552,155         1,653,265         1,144,710
Broker Payables................................................................    322,918                --            35,206
Accrued Expenses & Other Liabilities...........................................    215,793           209,363           194,301
                                                                                 ---------         ---------         ---------
      Total Liabilities........................................................$14,385,030       $13,382,705       $13,095,919
                                                                                 ---------         ---------         ---------
Capital Securities.............................................................   $244,351          $244,339          $244,326

STOCKHOLDERS' EQUITY:

Preferred Stock, par value $1.00; authorized 10,000,000 shares, unissued       $        --       $        --       $        --
Common stock, par value $0.01; authorized 500,000,000 shares;
    issued 174,580,778 shares at June 30, 2001.................................      1,746             1,746             1,740
Additional Paid in Capital.....................................................    358,296           359,679           352,503
Retained Earnings..............................................................  1,235,924         1,147,375         1,059,843
Accumulated Other Comprehensive Income/(Loss)..................................     25,413             9,694          (41,435)
Deferred Compensation..........................................................   (29,494)          (32,474)          (26,585)
Treasury Stock at cost;  12,678,398 shares at June 30, 2001....................  (253,281)         (272,102)           (3,563)
                                                                                 ---------         ---------         ---------
      Total Stockholders' Equity...............................................  1,338,604         1,213,918         1,342,503
                                                                                 ---------         ---------         ---------
      Total Liabilities and Stockholders' Equity...............................$15,967,985       $14,840,962       $14,682,748
                                                                               ===========       ===========       ===========



See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)

                                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      -------------------------------------------------------
                                                                      JUNE 30,        JUNE 30,        JUNE 30,       JUNE 30,
(in thousands, except per share amounts)                                2001            2000           2001           2000
                                                                      -------------------------------------------------------
INTEREST INCOME:
Loans...........................................................      $195,836        $181,922       $390,385        $350,846
Mortgage-Backed Securities......................................        62,291          71,662        122,746         142,459
Other Securities................................................        10,097          13,306         22,374          23,014
U.S. Treasury & Government Agency Securities....................         1,815           2,684          4,141           5,125
State & Municipal Obligations...................................         2,092             929          4,162           1,848
Money Market Investments........................................           729             639          1,541           2,017
                                                                       -------         -------        -------         -------
Total Interest Income...........................................       272,860         271,142        545,349         525,309
                                                                       -------         -------        -------         -------

INTEREST EXPENSE:

Savings, NOW and Money Market Deposits..........................        22,929          19,909         45,067          38,818
Other Time Deposits.............................................        30,674          30,023         62,176          56,476
Certificates of Deposit, $100,000 and Over......................        11,379           7,690         21,000          14,877
Federal Funds Purchased & Securities Sold Under
   Agreements to Repurchase.....................................        22,250          38,726         53,653          72,307
Other Borrowings................................................        21,601          21,828         46,141          50,535
                                                                       -------         -------        -------         -------
   Total Interest Expense.......................................       108,833         118,176        228,037         233,013
                                                                       -------         -------        -------         -------
   Net Interest Income..........................................       164,027         152,966        317,312         292,296
Provision for Loan Losses.......................................         4,000           2,250          7,750          11,250
                                                                       -------         -------        -------         -------
   Net Interest Income after Provision for Loan Losses..........       160,027         150,716        309,562         281,046
                                                                       -------         -------        -------         -------
NON-INTEREST INCOME:

Customer Related Fees and Service Charges.......................        14,066          11,459         27,084          22,234
Investment Management, Commissions & Trust Fees.................         4,034           4,623          8,008           9,356
Mortgage Banking Operations.....................................         1,097             942          2,087           1,797
Check Cashing Fees..............................................           822             742          1,587           1,280
Other Operating Income..........................................         2,514           2,984          4,995           5,350
Net Securities Gains/(Losses)...................................         1,336          11,148          5,208         (8,600)
Trading Income..................................................            --              --          7,943              --
Gain on Sale of Branch Facilities...............................            --          10,392             --          10,392
Gain on Sale of Loans...........................................            --              --             --           2,303
                                                                       -------         -------        -------         -------
     Total Non-Interest Income..................................        23,869          42,290         56,912          44,112
                                                                       -------         -------        -------         -------
NON-INTEREST EXPENSE:

Employee Compensation and Benefits..............................        30,232          27,730         59,681          56,337
Occupancy and Equipment, net....................................        10,347           8,864         20,583          17,784
Amortization of Goodwill........................................         4,978           5,114          9,945           7,876
Amortization of Core Deposit Intangibles........................           500             557          1,000           1,113
Capital Securities Costs........................................         5,140           5,140         10,280           9,774
Other Operating Expenses........................................        13,281          10,964         25,831          22,532
Dime Related Expenses...........................................            --           2,300             --           8,300
Merger Related Restructure Charge...............................            --              --             --          50,499
                                                                       -------         -------        -------         -------
    Total Non-Interest Expense..................................        64,478          60,669        127,320         174,215
                                                                       -------         -------        -------         -------
Income Before Income Taxes......................................       119,418         132,337        239,154         150,943
Provision for Income Taxes......................................        41,199          46,318         82,508          63,013
                                                                       -------         -------        -------         -------
     Net Income.................................................       $78,219         $86,019       $156,646         $87,930
                                                                       ========        =======       ========         =======

PER SHARE:

Earnings Per Share - Basic......................................         $0.49           $0.50          $0.98           $0.53
Earnings Per Share - Diluted....................................         $0.49           $0.50          $0.97           $0.52
Cash Dividends .................................................         $0.21           $0.18          $0.42           $0.36
Weighted Average Shares Outstanding - Basic.....................       159,392         171,672        159,300         166,994
Weighted Average Shares Outstanding - Diluted...................       161,173         172,847        160,970         168,144

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

FOR THE SIX MONTHS ENDED JUNE 30,                                                                     2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES:                                                              -------------------------
Net Income..........................................................................                  $156,646      $87,930
ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:

Provision for Loan Losses...........................................................                     7,750       11,250
Depreciation and Amortization.......................................................                     8,219        7,273
Amortization of Goodwill & Core Deposit Intangibles.................................                    10,945        8,989
Amortization of Securities Premiums.................................................                     3,864        2,790
Accretion of Discounts and Net Deferred Loan Fees...................................                  (15,464)     (10,518)
Securities (Gains)/Losses, net......................................................                   (5,208)        8,600
Gain on Sale of Branch Facilities...................................................                        --     (10,392)
Gain on Sale of Loans...............................................................                        --      (2,303)
Other, net..........................................................................                     8,057       16,334
                                                                                                       -------      -------
    Net Cash Provided by Operating Activities.......................................                   174,809      119,953
                                                                                                       -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of Securities Held-to-Maturity............................................                   (4,557)     (10,083)
Maturities, Redemptions, Calls and Principal Repayments on
    Securities Held-to-Maturity.....................................................                   128,755      141,509
Purchases of Securities Available-for-Sale..........................................               (1,074,835)    (358,857)
Proceeds from Sales of Securities Available-for-Sale................................                   157,375    1,585,216
Maturities, Redemptions, Calls and Principal Repayments on
    Securities Available-for-Sale...................................................                   465,338      228,264
Loans Originated, net of principal repayments and charge-offs.......................                 (467,931)    (467,574)
Proceeds from the Sale of Loans.....................................................                    29,102      254,624
Transfers to Other Real Estate, net of sales........................................                      (67)          207
(Purchases)/Sales of Premises and Equipment, net....................................                  (11,380)       10,273
Purchase Acquisition, net of cash acquired..........................................                        --       36,858
                                                                                                       -------      -------
    Net Cash (Used in)/Provided by Investing Activities.............................                 (778,200)    1,420,437
                                                                                                       -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net Increase/(Decrease) in Customer Deposits Liabilities............................                 1,012,847    (221,722)
Net Decrease in Borrowings..........................................................                 (339,870)  (1,338,212)
Purchase of Treasury Stock..........................................................                   (4,996)     (10,216)
Exercise of Options and Common Stock Sold for Cash..................................                    19,839        2,030
Cash Dividends Paid.................................................................                  (63,047)     (54,395)
                                                                                                       -------      -------
    Net Cash Provided by/(Used in) Financing Activities.............................                   624,773  (1,622,515)
                                                                                                       -------      -------
    Net Increase/(Decrease) in Cash and Cash Equivalents............................                    21,382     (82,125)
Cash and Cash Equivalents at Beginning of the Period................................                   310,034      403,201
                                                                                                       -------      -------
Cash and Cash Equivalents at End of the Period......................................                  $331,416     $321,076
                                                                                                      ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:
    Interest Expense................................................................                  $230,833     $242,036
                                                                                                      ========     ========
    Income Taxes....................................................................                    86,255        1,412
                                                                                                      ========     ========
Securities Transferred from Held-to-Maturity to Available-for-Sale
    in Accordance with SFAS 133.....................................................                   119,578           --
                                                                                                      ========     ========
During the Period the Company Purchased Various Securities which
    Settled in the Subsequent Period................................................                   332,918       35,206
                                                                                                      ========     ========
In February 2000, the Company acquired all of the outstanding common stock of Reliance Bancorp, Inc.  Each share of Reliance's common stock was exchanged for 2.0 shares of the Company's common stock.
Noncash activity related to the Reliance acquisition not reflected above for the six months ended June 30, 2000 is as follows:

Fair Value of Assets Acquired.......................................................                        --   $2,340,970
Intangible Assets...................................................................                        --      285,693
Common Stock Issued.................................................................                        --    (332,947)
                                                                                                                  --------
Liabilities Assumed ................................................................                        --   $2,293,716
                                                                                                                 ==========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (Dollars in thousands, except per share amounts)

                                                                                    Accumulated
                                                             Additional                Other
                                                     Common   Paid in      Retained   Comprehensive
                                                     Stock    Capital      Earnings   Income/(Loss)
                                                     ------------------------------------------------
BALANCE, DECEMBER 31, 1999......................    $1,931   $560,979   $1,026,546    ($37,818)
Net Income......................................          --         --       87,930          --
Cash Dividends ($.36 per share).................          --         --      (62,568)         --
Cash Dividends-Acquired Company.................          --         --       (4,718)         --
Issuance of Stock-Reliance Acquisition
   (17,120,638 shares)..........................          --    (38,989)          --          --
Fair Value of Options-Reliance Acquisition......          --     14,075           --          --
Issuance of Stock (124,924 shares)..............           1      1,975           --          --
JSB Common Stock Retired (19,687,149 shares)....       (197)   (184,872)      13,540          --
Purchases of Treasury Stock (636,300 shares)....          --         --           --          --
Restricted Stock Activity, net..................          --        (20)          --          --
Stock Based Compensation Activity, net..........           5       (645)        (887)         --
Accumulated Other Comprehensive Income/(Loss)...          --         --           --      (3,617)
                                                      ------   --------   ----------    --------
BALANCE, JUNE 30, 2000..........................      $1,740   $352,503   $1,059,843    ($41,435)
                                                      ======   ========   ==========    ========



BALANCE, DECEMBER 31, 2000......................      $1,746   $359,679   $1,147,375      $9,694
Net Income......................................          --         --      156,646          --
Cash Dividends ($.42 per share).................          --         --      (68,097)         --
Issuance of Stock (84,240 shares)...............          --        533           --          --
Purchases of Treasury Stock (200,000 shares)....          --         --           --          --
Restricted Stock Activity, net..................          --         16           --          --
Stock Based Compensation Activity, net..........          --     (1,932)          --          --
Accumulated Other Comprehensive Income/(Loss)...          --         --           --      15,719
                                                      ------   --------   ----------    --------
BALANCE, JUNE 30, 2001..........................      $1,746   $358,296   $1,235,924     $25,413
                                                      ======   ========   ==========    ========



                                                      Deferred     Treasury
                                                    Compensation    Stock      Total

BALANCE, DECEMBER 31, 1999......................   ($28,007)     ($524,533)    $999,098
Net Income......................................         --             --       87,930
Cash Dividends ($.36 per share).................         --             --      (62,568)
Cash Dividends-Acquired Company.................         --             --       (4,718)
Issuance of Stock-Reliance Acquisition
   (17,120,638 shares)..........................         --        357,861      318,872
Fair Value of Options-Reliance Acquisition......         --             --       14,075
Issuance of Stock (124,924 shares)..............         --             54        2,030
JSB Common Stock Retired (19,687,149 shares)....         --        171,529           --
Purchases of Treasury Stock (636,300 shares)....         --        (10,216)     (10,216)
Restricted Stock Activity, net..................      1,422           (228)       1,174
Stock Based Compensation Activity, net..........         --          1,970          443
Accumulated Other Comprehensive Income/(Loss)...         --             --       (3,617)
                                                    ---------     ---------  ----------

BALANCE, JUNE 30, 2000..........................   ($26,585)       ($3,563)  $1,342,503
                                                    =========     =========  ==========


BALANCE, DECEMBER 31, 2000......................   ($32,474)     ($272,102)  $1,213,918
Net Income......................................         --             --      156,646
Cash Dividends ($.42 per share).................         --             --      (68,097)
Issuance of Stock (84,240 shares)...............         --          1,675        2,208
Purchases of Treasury Stock (200,000 shares)....         --         (4,996)      (4,996)
Restricted Stock Activity, net..................      2,980           (625)       2,371
Stock Based Compensation Activity, net..........         --         22,767       20,835
Accumulated Other Comprehensive Income/(Loss)...         --             --       15,719
                                                    ---------     ---------      ------
BALANCE, JUNE 30, 2001..........................   ($29,494)     ($253,281)  $1,338,604
                                                    ========      =========   ==========

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

                                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                    ------------------------------------------------------------
                                                                         JUNE 30,        June 30,        JUNE 30,       June 30,
                                                                           2001            2000            2001           2000
                                                                    ------------------------------------------------------------
Net Income.....................................................          $78,219         $86,019       $156,646         $87,930
Other Comprehensive income, net of taxes:
    Cash Flow Hedges(1):
        Net Derivative Gains/(Losses)..........................            1,512              --          (845)              --
        Reclassification Adjustment - Net Derivative Gains.....                -              --          1,232              --
    Securities Available-for-Sale:
        Unrealized (Losses)/Gains..............................          (6,113)         (1,268)         18,743         (9,207)
        Less: Reclassification of Realized Gains/(Losses)......              875           7,246          3,411         (5,590)
                                                                         -------         -------       --------         -------
Other Comprehensive Income.....................................          (5,476)         (8,514)         15,719         (3,617)
                                                                         -------         -------       --------         -------
Comprehensive Income...........................................          $72,743         $77,505       $172,365         $84,313
                                                                         =======         =======       ========         =======



(1) See Asset/Liability Management section of this document for further discussion.


See Accompanying Notes to Consolidated Financial Statements

                        NORTH FORK BANCORPORATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 2001 AND 2000

FORWARD LOOKING STATEMENTS

         This document and other documents filed with the Securities and Exchange Commission ("SEC") have forward-looking statements. In addition, senior management may make forward-looking statements orally to analysts, investors, the media, and others. Forward-looking statements might include one or more of the following:

         -Projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items;

         -Descriptions of plans or objectives of management for future operations, products, or services, including pending acquisition transactions;

         -Forecasts of future economic performance; and

         -Descriptions of assumptions underlying or relating to any of the foregoing.

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

BASIS OF PRESENTATION

         North Fork Bancorporation, Inc. (the "Company") is a $16.0 billion multi-bank holding company headquartered in Melville, New York. The Company's primary bank subsidiary, North Fork Bank ("North Fork"), operates through 150 full-service retail-banking facilities located in the New York metropolitan area, one of the most densely populated and wealthiest markets in the nation. North Fork focuses on providing superior customer service to both personal and commercial clients by offering the convenience of electronic banking as well as an array of financial products and brokerage/investment management services through its non-bank subsidiaries, Compass Investment Services Corp. ("Compass") and Amivest Corporation ("Amivest"). The Company's other bank subsidiary, Superior Savings of New England, N.A. ("Superior"), a nationally chartered bank headquartered in the Connecticut county of New Haven, operates from two locations, where it currently conducts an electronic banking operation focused on gathering deposits throughout the northeast.

         The accounting and reporting policies of the Company are in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual results could differ from those estimates. Certain reclassifications have been made to prior year amounts to conform to current year presentations.

         Results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results of operations which may be expected for the full year 2001 or any other interim periods.

         These statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K, which is incorporated herein by reference.

RECENT ACCOUNTING DEVELOPMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that all derivative instruments be recorded on the balance sheet at fair value. However, the accounting for changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument qualifies as a hedge, the accounting treatment varies based on the type of risk being hedged. If the derivative instrument does not qualify as a hedge, changes in fair value are reported in earnings when they occur. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 has not had a material impact on the consolidated financial statements during the first six months of 2001, however, future volatility of earnings and other comprehensive income may result due to management's use of derivatives in connection with potential hedging strategies, market values of derivatives and hedged items, and future guidance issued by FASB with regards to the implementation of SFAS 133. See Asset/Liability Management section of this document for additional disclosure.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

         In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), a replacement of Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", ("SFAS 125"). SFAS 140 revised the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes the financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 140 was generally effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not have a material impact on the Company's financial condition or results of operations.

BUSINESS COMBINATIONS

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") effective June 30, 2001. SFAS 141 addresses financial accounting and reporting for business combinations and requires the use of the purchase method of accounting for all business combinations; the use of the pooling-of-interests method of accounting is eliminated for transactions initiated after June 30, 2001. SFAS 141 also establishes guidelines as to how the purchase method is to be applied. This guidance is similar to that previously contained in APB opinion No. 16, however, SFAS 141 establishes additional disclosure requirements for transactions occurring after the effective date.

GOODWILL AND OTHER INTANGIBLE ASSETS

     In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses the initial recognition and measurement of intangible assets acquired individually or as part of a group of other assets not constituting a business combination (SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination).

     In accordance with the provisions of SFAS 142 amortization will cease effective January 1, 2002 on all goodwill identified as having an indefinite useful life. Goodwill identified as such will be assessed for impairment on an annual basis, by applying a fair-value based test as defined in the Statement. SFAS 142 also provides additional guidance on acquired intangibles that should be separately recognized and amortized over their estimated useful lives. Such intangible assets remain subject to the impairment provisions of SFAS 121.

     Assuming the standards set forth in SFAS 142 were effective the beginning of the current year, net income and earnings per share for the three and six months ended June 30, 2001 would have been $83.1 million or diluted earnings per share of $.52 and $166.3 million or diluted earnings per share of $1.03, respectively. Additionally, SFAS 142 requires that the company complete an initial goodwill impairment assessment on all goodwill recognized in its consolidated financial statements as of the statements effective date to determine if a transition impairment charge needs to be recognized. Management does not anticipate that the assessment will result in a transition impairment charge.

MANAGEMENT'S DISCUSSION AND ANALYSIS
PROPOSED BUSINESS COMBINATION

     Commercial Bank of New York

         On February 13, 2001, the Company entered into an Agreement and Plan of Reorganization with Commercial Bank of New York ("CBNY"), whereby it would acquire CBNY for approximately $175 million in cash. The transaction is pending regulatory approval and is anticipated to close in the fourth quarter of 2001. The Company's operating results in 2001 will not be materially affected by the acquisition. At June 30, 2001, CBNY had $1.4 billion in total assets, $.4 billion in loans, $1.2 billion in deposit liabilities, and $104 million in shareholders equity. CBNY operates from 14 retail banking facilities, including 11 in the New York City borough of Manhattan.

OVERVIEW

         The following table sets forth selected financial highlights for the three and six month periods ended June 30, 2001 and 2000, respectively. The succeeding discussion and analysis describes the changes in components of operating results giving rise to net income.

                                                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                           -------------------------------------------------------------------
                                                                JUNE 30,        JUNE 30,            JUNE 30,           JUNE 30,
(in thousands, except ratios & per share amounts)                 2001           2000                2001               2000
------------------------------------------------------------------------------------------------------------------------------
EARNINGS:
    Net Income.........................................          $78,219        $86,019           $156,646            $87,930
-----------------------------------------------------------------------------------------------------------------------------

PER SHARE:

    Earnings Per Share - Basic.........................            $0.49          $0.50              $0.98              $0.53
    Earnings Per Share - Diluted.......................            $0.49          $0.50              $0.97              $0.52
    Cash Dividends.....................................            $0.21          $0.18              $0.42              $0.36
    Dividend Payout Ratios.............................           42.86%          36.0%             43.30%             70.59%
    Book Value.........................................            $8.27          $7.72              $8.27              $7.72
    Average Equivalent Shares - Basic..................          159,392        171,672            159,300            166,994
    Average Equivalent Shares - Diluted................          161,173        172,847            160,970            168,144
-----------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS:

    Return on Average Total Assets (1).................            2.07%          2.35%              2.10%              1.23%
    Return on Average Stockholders' Equity (1).........           23.28%         25.10%             23.92%             13.81%
    Core Efficiency Ratio..............................           33.67%         32.96%             34.30%             34.05%
    Net Interest Margin................................            4.77%          4.52%              4.67%              4.39%
-----------------------------------------------------------------------------------------------------------------------------

(1) Return on average total assets and average stockholders' equity, excluding merger related expenses and other special items was 2.01% and 21.45% for the three months ended June 30, 2000, respectively, and 1.93% and 21.68% for the six months ended June 30,2000, respectively. The dividend payout ratio, excluding merger related expenses and other special items was 43.61% for the months ended June 30, 2000.

         The Company reported net income of $78.2 million, or diluted earnings per share of $.49, for the second quarter ended June 30, 2001, as compared with net income, as adjusted for certain non-recurring items, of $73.5 million or adjusted diluted earnings per share of $.43 for the comparable prior year quarter. Net income and diluted earnings per share, as reported, for the three months ended June 30, 2000, were impacted by gains recognized from the sale of certain branch facilities and equity securities, partially offset by additional expenses incurred in the attempt to acquire Dime Bancorp, Inc. The aggregate impact of these items, net of taxes, was $12.5 million, or $.07 per share.

         Net income for the six months ended June 30, 2001, was $156.6 million or diluted earnings per share of $.97, as compared with net income, as adjusted for certain non-recurring items, of $138.1 million or adjusted diluted earnings per share of $.82 for the six months ended June 30, 2000. Net income and diluted earnings per share, as reported, for the six months ended June 30, 2000 were impacted by the recognition of merger related restructuring costs and other items associated with the JSB merger, Dime related acquisition expenses and net securities losses, partially offset by gains recognized from the sale of certain branch facilities. The aggregate impact of these items, net of taxes, was $50.1 million, or $.30 per share.

         On June 26, 2001, the Board of Directors declared a regular quarterly cash dividend of $.21 per common share. The dividend is payable August 15, 2001 to shareholders of record at the close of business July 27, 2001.

NET INTEREST INCOME

         Net interest income, which represents the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities, is the primary source of earnings. Net interest income is affected by the level and composition of assets, liabilities, and equity, as well as changes in market interest rates.

         Net interest income for the second quarter of 2001 increased $11.0 million, or 7.2 %, to $164.0 million, when compared to $153.0 million in the comparable prior year quarter. The net interest margin during the most recent quarter improved by 25 basis points to 4.77% from 4.52% for the second quarter of 2000. The improvement in both net interest income and the net interest margin resulted from management's successful execution of its strategy. This strategy included increasing the level of higher yielding loans, positioning its borrowings to benefit from lower market interest rates and growing core deposits.

         Interest income increased modestly during the second quarter of 2001 to $272.9 million when compared to $271.1 million in the comparable prior year period. The yield on average interest earning assets declined 9 basis points to 7.84%, when compared to 7.93% for the second quarter of 2000.

         Average loans for the second quarter of 2001 increased $772.4 million or 8.6%, to $9.8 billion, when compared to June 30, 2000. The yield on average loans declined 9 basis points to 8.06% for the second quarter 2001. Each segment of the loan portfolio showed measurable growth, with commercial loans representing the largest growth component. Average loans represented 68.7% of average interest earning assets as compared to 64.5% in the comparable prior year period reflecting management's decision to fund a portion of loan growth from the securities portfolios cash flows. Recent reductions in both short-term interest rates and the prime rate of interest should continue to have a favorable impact on loan growth, which will lower loan yields during the remainder of 2001.

         Average securities declined $520.7 million, or 10.6%, when compared to the second quarter of 2000, while the yield declined 13 basis points to 7.40%, when compared to the second quarter of 2000. Factors contributing to these declines are lower market interest rates during 2001 coupled with management's aforementioned strategy of re-investing securities portfolios cash flows into higher yielding loans.

         Interest expense declined $9.3 million, or 7.9%, to $108.8 million during the second quarter of 2001 when compared to $118.2 million in 2000. This decline was attributable to a 37 basis point reduction in cost of funds to 3.87%. Factors contributing to the reduction were lower market interest rates and growth in core deposits (both demand and interest bearing), thereby reducing the level of higher costing wholesale borrowings.

         Average savings, NOW, and money market deposits, which represent a stable funding source, increased $387.4 million to $4.6 billion with a cost of funds of 2.0% for the 2001 second quarter from $4.2 billion, costing 1.90% during the second quarter of 2000. At June 30, 2001, demand deposits represented 21.2% of total deposits, as compared to 20.7% at June 30, 2000. Core deposit growth and the corresponding increase in cost of funds resulted primarily from the expanded presence in the Manhattan market place, an emphasis on developing deposit relationships with borrowers and introducing new products and services to meet commercial customer needs. In addition, the use of incentive compensation plans and the conversion of previously acquired savings bank locations into full service commercial banking branches positively impacted this growth.

         Average time deposits increased $272.7 million or 9.0% to $3.3 billion at a cost of funds of 5.11% during the second quarter of 2001 from $3.0 billion costing 5.0% during the second quarter of 2000. The increase in cost of funds resulted from higher market interest rates throughout 2000 and the lagging price resets associated with time deposits. The rapid decline in market interest rates during 2001 is expected to have a continuing favorable impact on deposit pricing during the next several quarters.

         Average borrowings declined $577.7 million or 14.5% to $3.4 billion, while costs declined 95 basis points to 15.1%. The decisions made in 2000 to maintain a higher relative level of short-term borrowings has had a positive impact on the net interest margin during 2001, as many of these instruments have reset at the lower market interest rates. The effects of these factors will continue to have an impact on 2001 results as market interest rates continued to decline and the rates on the borrowings reset downward. Management has also initiated steps to extend the maturities on a portion of these borrowings to provide protection against the eventual reversal of this interest rate trend. At June 30,2001, the weighted average maturity of other borrowings was 3.2 years.

         Net interest income for the June 30,2001 quarter was $164 million resulting in a net interest margin of 4.77% , an improvement of 19 basis points over the immediately preceding quarter. Substantially all of the improvement was derived from a reduction in the cost of funds. Management does not anticipate this upward trend in net interest margin continuing in the near term.

         Consistent with its capital management strategy, the Company purchased approximately $930 million of available-for-sale securities toward the end of the current quarter that was funded by a blend of borrowings and deposits. This action will positively impact net interest income and earnings in succeeding periods but will compress the net interest margin.

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

                                                           THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                              2001 VS. 2000                           2001 VS. 2000
                                                   ---------------------------------------   --------------------------------------
                                                                CHANGE IN                                CHANGE IN
                                                    AVERAGE       AVERAGE    NET INTEREST     AVERAGE      AVERAGE    NET INTEREST
 (in thousands)                                     VOLUME         RATE         INCOME        VOLUME         RATE         INCOME
                                                   --------------------------------------------------------------------------------
INTEREST INCOME FROM EARNING ASSETS:
Securities........................................ ($9,547)      ($1,460)     ($11,007)     ($18,810)        $3,031     ($15,779)
Loans, net (2)....................................   15,975       (2,077)        13,898        37,046         2,462        39,508
Money Market Investments..........................      432         (392)            40         (421)         (391)         (812)
                                                      -----       ------          -----        ------         -----        ------
   Total Interest Income..........................    6,860       (3,929)         2,931        17,815         5,102        22,917
                                                      -----       ------          -----        ------         -----        ------

INTEREST EXPENSE ON LIABILITIES:

Savings, NOW & Money Market Deposits..............    1,935         1,085         3,020         3,838         2,411         6,249
Time Deposits.....................................    3,490           850         4,340         6,768         5,054        11,822
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase.................. (11,849)       (4,628)      (16,477)      (13,995)       (4,659)      (18,654)
Other Borrowings..................................    3,788       (4,015)         (227)            53       (4,447)       (4,394)
                                                      -----       ------          -----        ------         -----        ------
   Total Interest Expense.........................  (2,636)       (6,708)       (9,344)       (3,336)       (1,641)       (4,977)
                                                      -----       ------          -----        ------         -----        ------
Net Change in Net Interest Income.................   $9,496        $2,779       $12,275       $21,151        $6,743       $27,894
                                                     ======        ======       =======       =======        ======       =======


(1)  The above table is presented on a tax equivalent basis.

(2)  Non-accrual loans are included in average loans, net of unearned income.

     The following tables present an analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the three and six month periods ended June 30, 2001 and 2000, respectively.

FOR THE THREE MONTHS ENDED JUNE 30,                                     2001                                   2000

                                                        ---------------------------------------------------------------------------
                                                           AVERAGE                   AVERAGE      AVERAGE                   AVERAGE
 (dollars in thousands )                                   BALANCE      INTEREST       RATE       BALANCE      INTEREST      RATE
                                                        ---------------------------------------------------------------------------
INTEREST EARNING ASSETS:
Securities....................................           $4,380,057       $80,783      7.40%    $4,900,775       $91,789     7.53%
Loans, net (1)................................            9,761,554       196,050      8.06%     8,989,125       182,153     8.15%
Money Market Investments......................               67,901           808      4.77%        38,569           767     8.00%
                                                         ----------       -------               ----------       -------
  Total Interest Earning Assets...............           14,209,512       277,641      7.84%    13,928,469       274,709     7.93%
                                                         ----------       -------               ----------       -------

NON INTEREST EARNING ASSETS:

Cash and Due from Banks.......................              273,930                                243,139
Other Assets (2)..............................              661,684                                566,799
                                                        -----------                            -----------
  Total Assets................................          $15,145,126                            $14,738,407
                                                        ===========                            ===========

INTEREST BEARING LIABILITIES:

Savings, NOW and Money Market Deposits.........          $4,592,345       $22,929      2.00%    $4,204,952       $19,909     1.90%
Time Deposits..................................           3,304,022        42,053      5.11%     3,031,302        37,713     5.00%
                                                         ----------       -------               ----------       -------
  Total Savings and Time Deposits..............           7,896,367        64,982      3.30%     7,236,254        57,622     3.20%
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase...............           1,704,272        22,249      5.24%     2,580,818        38,726     6.04%
Other Borrowings...............................           1,692,672        21,602      5.12%     1,393,806        21,828     6.30%
                                                         ----------       -------               ----------       -------
  Total Borrowings.............................           3,396,944        43,851      5.18%     3,974,624        60,554     6.13%
                                                         ----------       -------               ----------       -------
    Total Interest Bearing Liabilities.........         $11,293,311      $108,833      3.87%   $11,210,878      $118,176     4.24%
                                                         ----------       -------               ----------       -------
Rate Spread....................................                                        3.97%                                 3.69%

NON-INTEREST BEARING LIABILITIES:

Demand Deposits................................          $2,040,803                             $1,773,792
Other Liabilities..............................             193,382                                178,066
                                                         ----------                             ----------
 Total Liabilities.............................          13,527,496                             13,162,736
Capital Securities.............................             244,349                                244,324
 Stockholders' Equity..........................           1,373,281                              1,331,347
                                                         ----------                             ----------
  Total Liabilities and Stockholders' Equity...         $15,145,126                            $14,738,407
                                                        ===========                            ===========
Net Interest Income and Net Interest Margin ...                          $168,808      4.77%                    $156,533     4.52%
Less: Tax Equivalent Adjustment (3)............                           (4,781)                                (3,567)
                                                                          -------                                -------
    Net Interest Income.......................                          $164,027                               $152,966
                                                                        ========                               ========


(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(3) Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investment in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.77, $1.60, $1.55, $1.23, and $1.03 for the three months ended June 30, 2001; and $1.75, $1.43, $1.55, $1.43, and $1.03 for the three months ended June 30, 2000.

FOR THE SIX MONTHS ENDED JUNE 30,                                       2001                                2000
                                                        ------------------------------------------------------------------------
                                                         AVERAGE                  AVERAGE     AVERAGE                 AVERAGE
 (dollars in thousands )                                 BALANCE      INTEREST     RATE       BALANCE     INTEREST      RATE
INTEREST EARNING ASSETS:                                ------------------------------------------------------------------------
Securities.......................................        $4,402,833     $162,543     7.44%    $4,914,881    $178,321      7.30%
Loans, net (1)...................................         9,640,382      390,819     8.18%     8,703,649     351,312      8.12%
Money Market Investments.........................            64,049        1,683     5.30%        78,492       2,495      6.39%
                                                         ----------      -------              ----------     -------
  Total Interest Earning Assets..................        14,107,264      555,045     7.93%    13,697,022     532,128      7.81%
                                                         ----------      -------              ----------     -------

NON INTEREST EARNING ASSETS:
Cash and Due from Banks..........................           266,741                              231,784
Other Assets (2).................................           652,199                              476,775
                                                        -----------                          -----------
  Total Assets...................................       $15,026,204                          $14,405,581
                                                        ===========                          ===========
INTEREST BEARING LIABILITIES:
Savings, NOW and Money Market Deposits...........        $4,425,686      $45,067     2.05%    $4,033,564     $38,818      1.94%
Time Deposits....................................         3,181,947       83,176     5.27%     2,919,717      71,354      4.91%
                                                         ----------      -------              ----------     -------
  Total Savings and Time Deposits................         7,607,633      128,243     3.40%     6,953,281     110,172      3.19%
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase.................         1,961,358       53,653     5.52%     2,458,626      72,307      5.91%
Other Borrowings.................................         1,700,031       46,141     5.47%     1,657,060      50,535      6.13%
                                                         ----------      -------              ----------     -------
  Total Borrowings...............................         3,661,389       99,794     5.50%     4,115,686     122,842      6.00%
                                                         ----------      -------              ----------     -------
    Total Interest Bearing Liabilities...........       $11,269,022     $228,037     4.08%   $11,068,967    $233,014      4.23%
                                                         ----------      -------              ----------     -------
Rate Spread......................................                                    3.85%                                3.58%

NON-INTEREST BEARING LIABILITIES:
Demand Deposits..................................        $1,973,259                           $1,706,386
Other Liabilities................................           195,361                              162,815
                                                            -------                              -------
 Total Liabilities...............................        13,437,642                           12,938,168
Capital Securities...............................           244,346                              232,254
 Stockholders' Equity............................         1,344,216                            1,235,159
                                                            -------                              -------
  Total Liabilities and Stockholders' Equity.....       $15,026,204                          $14,405,581
                                                        ===========                          ===========
Net Interest Income and Net Interest Margin......                       $327,008     4.67%                  $299,114      4.39%
Less: Tax Equivalent Adjustment (3)..............                         (9,695)                             (6,818)
                                                                          ------                              ------
     Net Interest Income.........................                       $317,313                            $292,296
                                                                        ========                            ========


(1) For purposes of these computations, non-accrual loans are included in average loans.
(2) For purposes of these computations, unrealized gains/(losses) on available-for-sale securities are recorded in other assets.
(3) Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investment in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.77, $1.60, $1.55, $1.23, and $1.03 for the six months ended June 30, 2001; and $1.75, $1.43, $1.55, $1.43, and
     $1.03 for the six months ended June 30, 2000.

NON-INTEREST INCOME

         Non-interest income, exclusive of net securities gains and other non-recurring items, increased $1.8 million, or 8.6%, to $22.5 million for the second quarter of 2001, when compared to $20.8 million in 2000. The improvement was achieved through a $2.6 million, or 22.8%, increase in customer related fees and service charges to $14.1 million. This increase resulted from the growth in core deposits, the introduction of new fee based services and products, changes to fee schedules, and the continued implementation of the Company's fee schedules on the former JSB and Reliance customer base. Partially offsetting this improvement was a $.6 million decline in investment management, commissions, and trust fees to $4.0 million and a $.5 million decline in other operating income to $2.5 million. The decline in investment management, commissions, and trust fees was attributable to the recent volatility in the stock market, resulting in declines in mutual fund and annuity sales activity.

         Net securities gains recognized during the most recent quarter were $1.3 million, as compared to $11.1 million during the comparable quarter in 2000. Net securities gains recognized during second quarters of 2001 and 2000 resulted from the sale of equity positions in certain publicly traded companies.

         Additionally, the Company recognized a net gain of $10.4 million on the sale of certain branch facilities during the second quarter of 2000.

NON-INTEREST EXPENSE

         Non-interest expense increased $6.1 million, or 10.5%, to $64.5 million during the most recent quarter, as compared to $58.4 million in the second quarter of 2000, when adjusted for the expenses incurred in connection with the proposed acquisition of Dime Bancorp, Inc. of $2.3 million. This resulted from increases of $2.5 million in employee compensation and benefits, $2.3 million in other operating expenses and a $1.5 million increase in occupancy and equipment costs. Increases in employee compensation and benefits expense is due to increases in incentive compensation directly linked to the growth in deposits and related fee income, annual merit increases, increased costs associated with employee benefits, and costs associated with the expansion in the Manhattan market. Occupancy and equipment costs and other operating expenses increased due to the Company's de novo expansion in Manhattan and other costs associated with new business initiatives.

         The Company's core efficiency ratio, which represents the ratio of non-interest expense, excluding other real estate costs and other non-recurring charges, to net interest income on a tax equivalent basis and non-interest income, excluding securities gains and losses and other non-recurring income, was 33.7% in the 2001 second quarter, as compared with 33.0% for the comparable prior year period. The core efficiency ratio demonstrates management's ability to maintain a disciplined approach to monitoring its operating structure, controlling related costs, and continuing to grow revenue.

INCOME TAXES

         The effective tax rate for the three and six month periods ended June 30, 2001 was 34.5%, as compared to 35%, exclusive of the merger and related restructuring charge, for the three and six month periods ended June 30, 2000. Management anticipates that the effective tax rate for the remainder of 2001 will be approximately 34.5%.

LOAN PORTFOLIO

         The following table represents the components of the loan portfolio for the periods indicated:

                                                         -------------------------------------------------------------------------
                                                          JUNE 30,        % OF     DECEMBER 31,     % OF       JUNE 30,       % OF
(dollars in thousands)                                      2001         TOTAL         2000        TOTAL         2000        TOTAL
                                                         -------------------------------------------------------------------------
Mortgage Loans-Multi-Family.....................         $3,306,790      34%       $3,316,894      35%       $3,283,083      36%
Mortgage Loans-Residential......................          2,694,767      27%        2,634,030      28%        2,640,017      29%
Mortgage Loans-Commercial.......................          1,595,783      16%        1,503,795      16%        1,456,321      16%
Commercial Loans................................          1,217,479      12%        1,035,071      11%          885,486      10%
Consumer Loans..................................            835,744       9%          778,218       8%          722,029       8%
Construction  and Land Loans....................            197,216       2%          141,754       2%          113,606       1%
                                                         ----------     ---        ----------     ---        ----------     ---
                                                         $9,847,779     100%       $9,409,762     100%       $9,100,542     100%
Less:  Unearned Income and Fees.................             12,699                    15,049                    16,760
                                                         ----------     ---        ----------     ---        ----------     ---
Loans, net......................................         $9,835,080                $9,394,713                $9,083,782
                                                         ----------     ---        ----------     ---        ----------     ---

         At June 30,2001, the loan portfolio increased $751.3 million or 8.3%, to $9.8 billion when compared to $9.1 billion at June 30, 2000, with growth reflected in all segments of the portfolio. Quality loan demand should continue to remain strong in the near term.

         The loan portfolio is primarily secured by real estate in the New York metropolitan area. The risk inherent in the portfolio is dependent on both regional and general economic stability, which affects property values, and the financial well being and creditworthiness of the borrowers.

         To minimize the credit risk related to the portfolio's real estate concentration, management utilizes prudent underwriting standards and diversifies the type and locations of loans. Multi-family mortgage loans generally are for $1-5 million and are secured by properties located in the New York metropolitan area. The multi-family business includes loans on various types and geographically diverse apartment complexes. These mortgages are dependent largely on sufficient income to cover operating expenses and may be affected by government regulation, such as rent control regulations, which could impact the future cash flows of the property. Since most multi-family mortgages do not fully amortize, the principal outstanding is not significantly reduced prior to contractual maturity. The residential mortgage portfolio is comprised primarily of first mortgage loans on owner occupied 1-4 family residences located in the Company's market area. The commercial mortgage portfolio contains loans secured by professional office buildings, retail stores, shopping centers and industrial developments. Commercial loans consist primarily of loans to small and medium size businesses, as well as lease finance lending. The commercial mortgage and commercial loan portfolios do not contain syndicated loans. Consumer loans are primarily issued to finance new and used automobiles and are originated through an expanded dealer network. The credit risk in auto lending is dependent on the creditworthiness of the borrower and the value of the collateral. The consumer loan portfolio does not contain higher risk credit card and sub-prime loans. Land loans are used to finance the acquisition of vacant land for future residential and commercial development. Construction loans finance the construction and rehabilitation of both residential, and multi- family projects and to a lessor extent commercial developments. The construction and land development portfolios do not contain any higher risk equity participation loans ("AD&C") loans.

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

ASSET QUALITY

         The components of non-performing assets and restructured, accruing loans are detailed in the table below:

                                                                   ------------------------------------------------------
                                                                    JUNE 30,             DECEMBER 31,            JUNE 30,
(in thousands)                                                        2001                   2000                  2000
                                                                   ------------------------------------------------------
Loans Ninety Days Past Due and Still Accruing................        $4,973                 $5,777                $4,692
Non-Accrual Loans............................................        10,657                  9,144                 9,189
                                                                     ------                  -----                 -----
Non-Performing Loans.........................................        15,630                 14,921                13,881
Other Real Estate............................................           566                    499                   913
                                                                     ------                  -----                 -----
Non-Performing Assets........................................       $16,196                $15,420               $14,794
                                                                    =======                =======               =======
Allowance for Loan Losses to Non-Performing Loans............          594%                   601%                  634%
Allowance for Loan Losses to Total Loans, net................         0.94%                  0.95%                 0.97%
Non-Performing Loans to Total Loans, net.....................         0.16%                  0.16%                 0.15%
Non-Performing Assets to Total Assets........................         0.10%                  0.10%                 0.10%

         At June 30, 2001, non-performing assets increased modestly to $16.2 million, when compared to $15.4 million at December 31, 2000 and $14.8 million at June 30, 2000. As depicted in the table above, the level of non-performing loans to total loans has remained constant as the loan portfolio continues to grow, while reserve coverage ratios remain adequate. The modest level of non-performing assets over the past several years is a result of the effectiveness of the Company's loan administration and workout procedures, as well as a strong local economy. Non-performing loans at June 30, 2001 consisted of $4.8 million in consumer loans, $4.7 million in residential mortgages, $2.5 million in commercial mortgages, and $3.6 million in commercial loans. No assurance can be given as to the future level of non-performing assets, since the economic environment, interest rates, and other internal and external factors will influence these levels.

ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses during the most recent quarter increased $1.7 million to $4.0 million when compared to $2.3 million for the comparable prior year period. The increase in the Company's level of provision is consistent with the growth experienced in the loan portfolio during the past year. For the six months ended June 30, 2001 the provision declined by $3.5 million when compared to the comparable prior year period. Reflected in the prior year period was a special provision of approximately $6.8 million. The additional provision during 2000 was recognized to conform the provisioning policies of JSB and Reliance to those of the Company and to restore the Company's post-merger reserve coverage ratios to approximate pre-merger levels.

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

         Other evidence used to support the amount of the allowance and its components is as follows:

          -    Regulatory examinations.
          -    The amount and trend of criticized loans.
          -    Actual losses.
          -    Peer comparisons with other financial institutions.
          - Economic data associated with the real estate market in the Company's market area.
          - Opportunities to dispose of marginally performing loans for cash consideration.

         Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the allowance for loan losses to be adequate at June 30, 2001.

         The following table represents a summary of the changes in the allowance for loan losses for the six months ended June 30, 2001 and 2000:

                                                                            2001          2000
(dollars in thousands)
Balance at Beginning of Year............................................   $89,653       $74,525
Provision for Loan Losses...............................................     7,750        11,250
Recoveries Credited to the Allowance....................................     3,575         3,463
                                                                           -------      --------
                                                                           100,978        89,238
Losses Charged to the Allowance.........................................   (8,125)      (10,297)
Additional Allowance Acquired  in the Reliance Acquisition..............         -         9,069
                                                                           -------      --------
Balance at End of Period................................................   $92,853       $88,010
                                                                           =======      ========

Net Charge-Offs to Average Loans, net...................................     0.09%         0.16%

SECURITIES PORTFOLIO

     The composition of and the amortized cost and estimated fair values of available-for-sale and held-to-maturity securities portfolios were as follows:

                                               JUNE 30, 2001               DECEMBER 31, 2000                   JUNE 30, 2000
                                               -----------------------------------------------------------------------------------
AVAILABLE-FOR-SALE                               AMORTIZED       FAIR        AMORTIZED          FAIR        AMORTIZED       FAIR
(in thousands)                                     COST          VALUE         COST             VALUE         COST         VALUE
                                               --------------------------------------------- -------------------------------------
CMO's Private Issuances......................   $2,164,241    $2,209,416    $1,544,537       $1,576,245    $1,611,360   $1,586,993
CMO's Agency Issuances.......................      821,141       833,063       476,315          486,202       506,035      491,969
Mortgage-Backed Securities...................      508,044       509,365       553,793          555,470       656,018      638,613
U.S. Government Agencies' Obligations........       97,826        98,708       150,200          151,746       131,348      129,731
U.S. Treasury Securities.....................       10,007        10,047        20,030           20,050        20,038       19,947
State & Municipal Obligations................      120,391       121,665        89,664           90,530            --           --
Equity Securities (1)........................      254,410       254,284       253,405          256,145       269,372      278,485
Other Securities.............................      365,945       349,363       362,711          331,275       327,796      303,535
                                                   -------       -------       -------          -------       -------      -------
                                                $4,342,005    $4,385,911    $3,450,655       $3,467,663    $3,521,967   $3,449,273
                                                ==========    ==========    ==========       ==========    ==========   ==========


                                                 ------------------------------------------------------------------------------
HELD-TO-MATURITY                                  AMORTIZED       FAIR        AMORTIZED       FAIR        AMORTIZED       FAIR
(in thousands)                                      COST          VALUE         COST          VALUE         COST         VALUE
                                                 ------------------------------------------------------------------------------
CMO's Private Issuances......................     $506,798      $508,669      $576,370      $571,110      $631,000     $600,987
CMO's Agency Issuances.......................           --            --        58,988        58,691        86,817       85,781
Mortgage-Backed Securities...................      271,038       269,958       361,363       357,488       405,381      388,533
State & Municipal Obligations................       70,419        71,287        78,711        78,982        78,659       76,788
U.S. Government Agencies' Obligations........           --            --            24            24            38           38
Other Securities.............................       12,636        12,606        15,221        14,994        17,549       17,294
                                                    ------        ------        ------        ------        ------       ------
                                                  $860,891      $862,520    $1,090,677    $1,081,289    $1,219,444   $1,169,421
                                                  ========      ========    ==========    ==========    ==========   ==========

 (1) Amortized cost and fair value includes $197.4 million in Federal Home Loan Bank stock for all periods presented.

         The growth in the available-for-sale CMO portfolios resulted from the aforementioned capital management strategy. Approximately, $930 million of these securities were purchased during the latter part of the quarter, with approximately $323 million settling subsequent to quarter end.

         The strategy for the securities portfolio is to maintain a short duration minimizing exposure to sustained increases in interest rates. This is achieved primarily through investments in securities with predictable cash flows and short average lives, and secondly, through the use of certain adjustable rate investments. The duration of the portfolio at June 30, 2001 was 3.2 years.

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

         In connection with the adoption of SFAS 133 in the first quarter of 2001, management reclassified securities with an amortized cost of $119.6 million and a fair value of $119.0 million from the held-to-maturity portfolio to the available-for-sale portfolio.

         At June 30, 2001, securities carried at $3.2 billion were pledged to secure securities sold under agreements to repurchase, other borrowings, and for other purposes as required by law. Securities pledged for which the collateral may be sold or repledged by the secured parties approximated $2.0 billion, while securities pledged which the secured parties may not sell or repledge approximated $1.2 billion at June 30, 2001.

CAPITAL

         The Company and its banking subsidiaries are subject to the risk based capital guidelines administered by the bank regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including a minimum ratio of Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets of 4% ("Leverage Ratio"). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. As of June 30, 2001, the most recent notification from the various bank regulators categorized the Company and its banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, a minimum leverage ratio of at least 5% and not be subject to any written order, agreement or directive. There are no conditions or events since such notification that management believes have changed this classification.

         The following table sets forth the Company's regulatory capital at June 30, 2001 and 2000, under the rules applicable at such dates. Management believes that the Company and its banking subsidiaries meet all capital adequacy requirements.

                                                                  JUNE 30, 2001               JUNE 30, 2000
                                                              --------------------------------------------------
 (dollars in thousands )                                      AMOUNT         Ratio        AMOUNT         RATIO
                                                              --------------------------------------------------
Tier 1 Capital...................................               $1,220,586    12.67%        $1,275,716    14.71%
Regulatory Requirement...........................                  385,347     4.00%           346,862     4.00%
                                                                   -------     ----            -------     ----
Excess...........................................                 $835,239     8.67%          $928,854    10.71%
                                                                  ========     ====           ========    =====
Total Risk Adjusted Capital......................               $1,313,439    13.63%        $1,367,827    15.77%
Regulatory Requirement...........................                  770,694     8.00%           693,725     8.00%
                                                                   -------     ----            -------     ----
Excess...........................................                 $542,745     5.63%          $674,102     7.77%
                                                                  ========     ====           ========     ====
Risk Weighted Assets.............................               $9,633,678                  $8,671,559

         The Company's leverage ratio at June 30, 2001 was 8.24%. The Tier 1, total risk-based and leverage capital ratios of North Fork were 11.51%, 12.50%, and 7.47%, respectively, at June 30, 2001.

         On June 26, 2001, the Board of Directors declared a regular quarterly cash dividend of $.21 per common share. The dividend is payable August 15, 2001 to shareholders of record at the close of business July 27, 2001.

         In September 2000, the Board of Directors approved the repurchase of up to 17.1 million, or 10% of the Company's common shares outstanding. As of June 30, 2001, 14.3 million shares had been repurchased at an average cost of $19.87. No shares were repurchased during the most recent quarter.

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

         Based upon the aforementioned factors regarding the simulation model, projected net interest income for the next twelve months was modeled based on both an immediate rise and fall in interest rates as well as gradual movements in interest rates over the twelve-month period. Based on the information and assumptions in effect at June 30, 2001, management believes that a 100 basis point gradual increase in interest rates over the next twelve months would decrease net interest income by $3.7 million, or .5%, while a gradual decrease in interest rates would increase net interest income by $15.8 million, or 2.2%. It should be emphasized, however, that the estimated exposures set forth above are dependent on material assumptions such as those previously discussed.

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

         As part of the Company's overall interest rate risk management strategy management periodically uses derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company's interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on net interest income, the net interest margin and cash flows. Derivative instruments that management periodically uses as part of its interest rate risk management strategy include interest rate swaps, caps and floors.

 Derivative instruments outstanding at June 30, 2001 are summarized as follows:

                                                                        FIXED           VARIABLE
                                                     NOTIONAL       INTEREST RATE     INTEREST RATE
                                  MATURITY            AMOUNT            RANGE             RANGE
----------------------------------------------------------------------------------------------------
(dollars in thousands)

PAY FIXED SWAPS-MATURING:

2001..........................................            $200,000    4.66% - 4.72%             4.03%
2002..........................................             100,000            4.18%             4.09%
2003..........................................             700,000    4.54% - 4.88%     3.79% - 4.09%
2004..........................................             100,000            5.23%             4.00%
2008..........................................              75,000            6.14%             4.30%
                                                            ------
                                                        $1,175,000
                                                        ==========
PAY FLOATING SWAPS-MATURING:
                                                            ------
2001..........................................             $50,000    6.75% - 6.88%     4.03% - 4.13%
                                                        ==========

         The $1,175 million in swap agreements hedging certain borrowings require the Company to make periodic fixed rate payments, while receiving periodic variable rate payments indexed to the three month LIBOR rate based on a common notional amount and maturity date. Payments related to the Company's swap agreements are made either monthly, quarterly or semi-annually by one of the parties based on contractual terms. These swap agreements, which qualify as cash flow hedges, have original maturities of up to 10 years, and as of June 30, 2001 had an unrealized gain of $.7 million. At adoption of SFAS 133, a transition gain of $2.2 million (net of taxes of $.9 million) was recorded as a component of other comprehensive income for the swaps outstanding at January 1, 2001 accounted for as cash flow hedges. The $50 million in swap agreements hedging certain time deposits require the Company to make periodic floating rate payments while receiving periodic fixed rate payments indexed to the one month LIBOR rate. These agreements qualify as fair value hedges and mature within three months. These swaps and the hedged time deposits had fair values at June 30, 2001 of $50.3 million and $49.7 million, respectively. The use of interest rate swap agreements increased interest expense during the most recent quarter by $.2 million and decreased interest expense during the six month period by $.7 million.

         The credit risk associated with these financial instruments is the risk of non-performance by the counterparties to the agreements. However, management does not anticipate non-performance by the counterparties and monitors risk through its asset/liability management procedures.

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

         The banking subsidiaries currently have the ability to borrow an additional $4.9 billion on a secured basis, utilizing mortgage related loans and securities as collateral. At June 30, 2001, the Company had $2.7 billion in outstanding borrowings with the FHLB.

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












Date:  August 14, 2001                          /s/ Daniel M. Healy
                                                ________________________________
                                                Daniel M. Healy
                                                Executive Vice President &
                                                Chief Financial Officer