Form 10-Q
period 2001-09-30
NORTH FORK BANCORPORATION INC
filed 2001-11-14
CIK 352510

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED:         SEPTEMBER 30, 2001
                              ------------------

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

                      Yes (X)      No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF COMMON STOCK          NUMBER OF SHARES OUTSTANDING - 11/13/01
---------------------          ---------------------------------------
   $.01 PAR VALUE                            162,313,009

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        Not Applicable.

ITEM 5. OTHER INFORMATION
        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   The following exhibits are submitted herewith:

             Exhibit #                     Description
             ---------                     -----------
               (11)        Statement Re: Computation of Per Share Earnings.

        (b)   Current Reports on Form 8-K

              1) Current Report on Form 8-K dated September 17, 2001 (announcing that the Company's Board of Directors approved an increase to its previously announced share repurchase program by 5 million shares).

              2) Current Report on Form 8-K dated September 20, 2001 (containing a special message from the Company's Chairman, John A. Kanas regarding the World Trade Center tragedy).

              3) Current Report on Form 8-K dated October 15, 2001 (announcing the Company's net income for the three and nine months ended September 30, 2001).

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                                      SEPTEMBER 30,        DECEMBER 31,         SEPTEMBER 30,
(in thousands, except per share amounts)                                 2001                  2000                  2000
                                                                      ------------         ------------         -------------
ASSETS:
Cash & Due from Banks ........................................        $    279,856         $    292,456         $    265,236
Money Market Investments .....................................              22,411               17,578               42,322
Securities:
   Available-for-Sale  ($1,713,614 and $1,701,463 pledged at
      September 30, 2001 and December 31, 2000, respectively)            4,358,279            3,467,663            3,472,720
   Held-to-Maturity  ($526,665 and $722,075 pledged at
       September 30, 2001 and December 31, 2000, respectively)             800,997            1,090,677            1,162,015
                                                                      ------------         ------------         ------------
      Total Securities .......................................           5,159,276            4,558,340            4,634,735
                                                                      ------------         ------------         ------------
Loans ........................................................           9,919,016            9,409,762            9,223,262
  Less: Unearned Income and Fees .............................              11,796               15,049               16,113
        Allowance for Loan Losses ............................              94,245               89,653               88,454
                                                                      ------------         ------------         ------------
                  Net Loans ..................................           9,812,975            9,305,060            9,118,695
                                                                      ------------         ------------         ------------
Goodwill .....................................................             322,977              337,202              336,505
Core Deposit Intangibles......................................               8,317                9,817               10,373

Premises & Equipment .........................................             107,088               96,844               96,084
Accrued Income Receivable ....................................              96,969               96,914               97,952
Other Assets .................................................              98,514              126,751              138,000
                                                                      ------------         ------------         ------------
    Total Assets .............................................        $ 15,908,383         $ 14,840,962         $ 14,739,902
                                                                      ============         ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Demand Deposits ..............................................        $  2,249,498         $  2,025,249         $  1,880,803
Savings Deposits .............................................           2,969,540            2,858,757            2,932,686
NOW and Money Market Deposits ................................           1,517,512            1,370,214            1,149,376
Other Time Deposits ..........................................           2,160,202            2,285,196            2,284,432
Certificates of Deposits, $100,000 and Over ..................           1,075,288              629,779              612,894
                                                                      ------------         ------------         ------------
     Total Deposits ..........................................           9,972,040            9,169,195            8,860,191
                                                                      ------------         ------------         ------------
Federal Funds Purchased & Securities Sold Under
   Agreements to Repurchase ..................................           2,358,782            2,350,882            2,563,682
Other Borrowings .............................................           1,551,788            1,653,265            1,452,712
Brokers Payable ..............................................              64,127                   --                2,155
Accrued Expenses & Other Liabilities .........................             306,663              209,363              204,980
                                                                      ------------         ------------         ------------
      Total Liabilities ......................................        $ 14,253,400         $ 13,382,705         $ 13,083,720
                                                                      ------------         ------------         ------------

Capital Securities ...........................................        $    244,357         $    244,339         $    244,333

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $1.00; authorized 10,000,000
    shares, unissued .........................................                  --                   --                   --
Common stock, par value $0.01; authorized 500,000,000 shares;
    issued 174,580,778 shares at September 30, 2001 ..........               1,746                1,746                1,744
Additional Paid in Capital ...................................             356,451              359,679              356,154
Retained Earnings ............................................           1,286,694            1,147,375            1,101,148
Accumulated Other Comprehensive Income/(Loss) ................              41,425                9,694              (18,361)
Deferred Compensation ........................................             (27,770)             (32,474)             (25,504)
Treasury Stock at cost; 12,369,271 shares at September 30, 2001           (247,920)            (272,102)              (3,332)
                                                                      ------------         ------------         ------------
      Total Stockholders' Equity .............................           1,410,626            1,213,918            1,411,849
                                                                      ------------         ------------         ------------
      Total Liabilities and Stockholders' Equity .............        $ 15,908,383         $ 14,840,962         $ 14,739,902
                                                                      ============         ============         ============


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          ----------------------------  ----------------------------
                                                          SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
(in thousands, except per share amounts)                      2001            2000           2001          2000
                                                          -------------  -------------  -------------  -------------
INTEREST INCOME:
Loans ................................................      $ 196,231      $ 187,251      $ 586,616      $ 538,097
Mortgage-Backed Securities ...........................         71,268         67,705        194,014        210,165
Other Securities .....................................          9,291         12,772         31,665         35,785
U.S. Treasury & Government Agency Securities .........          2,022          2,700          6,163          7,825
State & Municipal Obligations ........................          2,101            963          6,263          2,811
Money Market Investments .............................            419            583          1,960          2,600
                                                            ---------      ---------      ---------      ---------
Total Interest Income ................................        281,332        271,974        826,681        797,283
                                                            ---------      ---------      ---------      ---------

INTEREST EXPENSE:
Savings, NOW and Money Market Deposits ...............         20,282         19,909         65,349         58,727
Other Time Deposits ..................................         26,574         30,007         88,750         86,484
Certificates of Deposit, $100,000 and Over ...........         10,743          8,804         31,743         23,681
Federal Funds Purchased & Securities Sold Under
   Agreements to Repurchase ..........................         26,422         42,518         80,075        114,825
Other Borrowings .....................................         19,969         20,721         66,110         71,255
                                                            ---------      ---------      ---------      ---------
   Total Interest Expense ............................        103,990        121,959        332,027        354,972
                                                            ---------      ---------      ---------      ---------
   Net Interest Income ...............................        177,342        150,015        494,654        442,311
Provision for Loan Losses ............................          4,500          2,250         12,250         13,500
                                                            ---------      ---------      ---------      ---------
   Net Interest Income after Provision for Loan Losses        172,842        147,765        482,404        428,811
                                                            ---------      ---------      ---------      ---------


NON-INTEREST INCOME:
Customer Related Fees and Service Charges ............         14,779         12,464         41,863         34,698
Investment Management, Commissions & Trust Fees ......          4,281          4,850         12,289         14,207
Mortgage Banking Operations ..........................          1,133            964          3,220          2,761
Check Cashing Fees ...................................            742            729          2,329          2,009
Other Operating Income ...............................          2,186          3,080          7,181          8,430
Net Securities Gains/(Losses) ........................          1,802          5,532          7,010         (3,069)
Trading Income .......................................             --             --          7,943
Gain on Sale of Branch Facilities ....................             --          2,657             --         13,049
Gain on Sale of Loans ................................             --             --             --          2,303
                                                            ---------      ---------      ---------      ---------
     Total Non-Interest Income .......................         24,923         30,276         81,835         74,388
                                                            ---------      ---------      ---------      ---------

NON-INTEREST EXPENSE:
Employee Compensation and Benefits ...................         33,042         28,542         92,723         84,879
Occupancy and Equipment, net .........................         10,614          9,627         31,197         27,411
Amortization of Goodwill .............................          4,977          5,114         14,922         12,990
Amortization of Core Deposit Intangibles .............            500            557          1,500          1,670
Capital Securities Costs .............................          5,140          5,140         15,420         14,914
Other Operating Expenses .............................         13,944         12,040         39,775         34,572
Dime Related Expenses ................................             --          5,200             --         13,500
Merger Related Restructure Charge ....................             --             --             --         50,499
                                                            ---------      ---------      ---------      ---------
    Total Non-Interest Expense .......................         68,217         66,220        195,537        240,435
                                                            ---------      ---------      ---------      ---------
Income Before Income Taxes ...........................        129,548        111,821        368,702        262,764
Provision for Income Taxes ...........................         44,694         39,137        127,202        102,150
                                                            ---------      ---------      ---------      ---------
     Net Income ......................................      $  84,854      $  72,684      $ 241,500      $ 160,614
                                                            =========      =========      =========      =========

PER SHARE:
Earnings Per Share - Basic ...........................      $    0.53      $    0.42      $    1.51      $    0.95
Earnings Per Share - Diluted .........................      $    0.53      $    0.42      $    1.50      $    0.95
Cash Dividends .......................................      $    0.21      $    0.18      $    0.63      $    0.54

Weighted Average Shares Outstanding - Basic ..........        159,682        171,951        159,429        168,659
Weighted Average Shares Outstanding - Diluted ........        161,602        173,213        161,264        169,856

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                           2001                 2000
                                                                              -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .............................................................      $   241,500           $   160,614
ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
Provision for Loan Losses ..............................................           12,250                13,500
Depreciation and Amortization ..........................................           12,476                11,079
Amortization of Goodwill & Core Deposit Intangibles ....................           16,422                14,660
Amortization of Securities Premiums ....................................            6,559                 4,137
Accretion of Discounts and Net Deferred Loan Fees ......................          (25,605)              (16,138)
Securities (Gains)/Losses, net .........................................           (7,010)                3,069
Gain on Sale of Branch Facilities ......................................               --               (13,049)
Gain on Sale of Loans ..................................................               --                (2,303)
Other, net .............................................................           71,544                (7,738)
                                                                              -----------           -----------
    Net Cash Provided by Operating Activities ..........................          328,136               167,831
                                                                              -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Securities Held-to-Maturity ...............................           (5,057)              (16,212)
Maturities, Redemptions, Calls and Principal Repayments on
    Securities Held-to-Maturity ........................................          188,855               204,767
Purchases of Securities Available-for-Sale .............................       (1,657,391)             (511,207)
Proceeds from Sales of Securities Available-for-Sale ...................          198,055             1,637,048
Maturities, Redemptions, Calls and Principal Repayments on
    Securities Available-for-Sale ......................................          837,633               354,615
Loans Originated, net of principal repayments and charge-offs ..........         (578,062)             (598,303)
Proceeds from the Sale of Loans ........................................           67,544               261,485
Transfers to Other Real Estate, net of sales ...........................               51                   236
(Purchases)/Sales of Premises and Equipment, net .......................          (18,690)               14,603
Purchase Acquisition, net of cash acquired .............................               --                36,858
                                                                              -----------           -----------
    Net Cash (Used in)/Provided by Investing Activities ................         (967,062)            1,383,890
                                                                              -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase/(Decrease) in Customer Deposit Liabilities ................          802,845              (282,951)
Net Decrease in Borrowings .............................................          (93,577)           (1,266,810)
Purchase of Treasury Stock .............................................           (8,051)              (10,216)
Exercise of Options and Common Stock Sold for Cash .....................           27,008                 3,042
Cash Dividends Paid ....................................................          (97,066)              (90,429)
                                                                              -----------           -----------
    Net Cash Provided by/(Used in) Financing Activities ................          631,159            (1,647,364)
                                                                              -----------           -----------
    Net Decrease in Cash and Cash Equivalents ..........................           (7,767)              (95,643)

Cash and Cash Equivalents at Beginning of the Period ...................          310,034               403,201
                                                                              -----------           -----------
Cash and Cash Equivalents at End of the Period .........................      $   302,267           $   307,558
                                                                              ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:
    Interest Expense ...................................................          336,341               347,903
                                                                              ===========           ===========
    Income Taxes .......................................................           86,255                44,912
                                                                              ===========           ===========
Securities Transferred from Held-to-Maturity to Available-for-Sale
    in Accordance with SFAS 133 ........................................          119,578                    --
                                                                              ===========           ===========
During the Period the Company Purchased Various Securities which
    Settled in the Subsequent Period ...................................           64,127                    --
                                                                              ===========           ===========
In February 2000, the Company acquired all of the outstanding common stock of Reliance Bancorp, Inc.  Each share of Reliance's common stock was exchanged for 2.0 shares of the Company's common stock .............
Noncash activity related to the Reliance acquisition not reflected above for the nine months ended September 30, 2000 is as follows:
Fair Value of Assets Acquired ..........................................               --           $ 2,340,970
Intangible Assets ......................................................               --               285,693
Common Stock Issued ....................................................               --              (332,947)
                                                                              -----------           -----------
Liabilities Assumed ....................................................      $         0           $ 2,293,716
                                                                              ===========           ===========


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(Dollars in thousands, except per share amounts)
                                                                             Additional                     Other
                                                                 Common       Paid in       Retained    Comprehensive
                                                                  Stock       Capital       Earnings        Income
                                                              -----------   -----------   -----------   -------------
Balance, December 31, 1999 .................................  $     1,931   $   560,979   $ 1,026,546   $   (37,818)
Net Income .................................................           --            --       160,614            --
Cash Dividends ($.54 per share) ............................           --            --       (93,946)           --
Cash Dividends-Acquired Company ............................           --            --        (4,718)           --
Issuance of Stock-Reliance Acquisition (17,120,638 shares) .           --       (38,989)           --            --
Fair Value of Options-Reliance Acquisition .................           --        14,075            --            --
Issuance of Stock (183,371 shares) .........................            2         2,986            --            --
JSB Common Stock Retired (19,687,149 shares) ...............         (197)     (184,871)       13,539            --
Purchases of Treasury Stock (636,300 shares) ...............           --            --            --            --
Restricted Stock Activity, net .............................           --             2            --            --
Stock Based Compensation Activity, net .....................            8         1,972          (887)           --
Adjustment to Unrealized Gains/(Losses) on Securities
   Available-for-Sale, net of taxes ........................           --            --            --        19,457
                                                              -----------   -----------   -----------   -----------
Balance, September 30, 2000 ................................  $     1,744   $   356,154   $ 1,101,148   $   (18,361)
                                                              ===========   ===========   ===========   ===========

Balance, December 31, 2000 .................................  $     1,746   $   359,679   $ 1,147,375   $     9,694
Net Income .................................................           --            --       241,500            --
Cash Dividends ($.63 per share) ............................           --            --      (102,181)           --
Issuance of Stock (120,814 shares) .........................           --           971            --            --
Purchases of Treasury Stock (313,900 shares) ...............           --            --            --            --
Restricted Stock Activity, net .............................           --            19            --            --
Stock Based Compensation Activity, net .....................           --        (4,218)           --            --
Accumulated Other Comprehensive Income .....................           --            --            --        31,731
                                                              -----------   -----------   -----------   -----------
Balance, September 30, 2001 ................................  $     1,746   $   356,451   $ 1,286,694   $    41,425
                                                              ===========   ===========   ===========   ===========

(Dollars in thousands, except per share amounts)

                                                                Deferred     Treasury
                                                              Compensation      Stock       Total
                                                              ------------  -----------   -----------
Balance, December 31, 1999 .................................  $    (28,007)  $ (524,533)  $   999,098
Net Income .................................................           --            --       160,614
Cash Dividends ($.54 per share) ............................           --            --       (93,946)
Cash Dividends-Acquired Company ............................           --            --        (4,718)
Issuance of Stock-Reliance Acquisition (17,120,638 shares) .           --       357,861       318,872
Fair Value of Options-Reliance Acquisition .................           --            --        14,075
Issuance of Stock (183,371 shares) .........................           --            54         3,042
JSB Common Stock Retired (19,687,149 shares) ...............           --       171,529            --
Purchases of Treasury Stock (636,300 shares) ...............           --       (10,216)      (10,216)
Restricted Stock Activity, net .............................        2,503          (349)        2,156
Stock Based Compensation Activity, net .....................           --         2,322         3,415
Adjustment to Unrealized Gains/(Losses) on Securities
   Available-for-Sale, net of taxes ........................           --            --        19,457
                                                              -----------   -----------   -----------
Balance, September 30, 2000 ................................  $   (25,504)  $    (3,332)  $ 1,411,849
                                                              ===========   ===========   ===========

Balance, December 31, 2000 .................................  $   (32,474)  $  (272,102)  $ 1,213,918
Net Income .................................................           --            --       241,500
Cash Dividends ($.63 per share) ............................           --            --      (102,181)
Issuance of Stock (120,814 shares) .........................           --         2,406         3,377
Purchases of Treasury Stock (313,900 shares) ...............           --        (8,051)       (8,051)
Restricted Stock Activity, net .............................        4,704          (981)        3,742
Stock Based Compensation Activity, net .....................           --        30,808        26,590
Accumulated Other Comprehensive Income .....................           --            --        31,731
                                                              -----------   -----------   -----------
Balance, September 30, 2001 ................................  $   (27,770)  $  (247,920)  $ 1,410,626
                                                              ===========   ===========   ===========


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

                                                           Three Months Ended             Nine Months Ended
                                                      -----------------------------  -----------------------------
                                                      SEPTEMBER 30,   September 30,  SEPTEMBER 30,   September 30,
                                                           2001           2000            2001           2000
                                                      -------------   -------------  -------------   -------------
Net Income .........................................      $  84,854       $  72,684      $ 241,500       $ 160,614
Other Comprehensive Income, net of taxes:
    Cash Flow Hedges(1):
        Net Derivative Gains/(Losses) ..............        (15,681)             --        (16,526)             --
        Reclassification Adjustment - Net Derivative
          Gains ....................................             --              --          1,232              --
    Securities Available-for-Sale:
        Unrealized (Losses)/Gains ..................         32,873          26,670         51,617          17,462
        Less: Reclassification of Realized
          Gains/(Losses) ...........................          1,180           3,596          4,592          (1,995)
                                                          ---------       ---------      ---------       ---------
Other Comprehensive Income .........................         16,012          23,074         31,731          19,457
                                                          ---------       ---------      ---------       ---------
Comprehensive Income ...............................      $ 100,866       $  95,758      $ 273,231       $ 180,071
                                                          =========       =========      =========       =========

(1) See Asset/Liability Management section of this document for further discussion.

                         NORTH FORK BANCORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2001 AND 2000

FORWARD LOOKING STATEMENTS
--------------------------

      This document and other documents filed with the Securities and Exchange Commission ("SEC") have forward-looking statements. In addition, senior management may make forward-looking statements orally to analysts, investors, the media, and others. Forward-looking statements might include one or more of the following:


      -- Projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial items;

      -- Descriptions of plans or objectives of management for future operations, products, or services, including pending acquisition transactions;

      --    Forecasts of future economic performance; and

      -- Descriptions of assumptions underlying or relating to any of the foregoing.

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

THE COMPANY
-----------

      North Fork Bancorporation, Inc. (the "Company") is a $16.0 billion multi-bank holding company headquartered in Melville, New York. The Company's primary bank subsidiary, North Fork Bank ("North Fork"), operates through 165 full-service retail-banking facilities located in the New York metropolitan area (with 20 located in the borough of Manhattan), one of the most densely populated and wealthiest markets in the nation. On November 9, 2001 the Company completed its acquisition of Commercial Bank of New York, for approximately $175 million in cash (See Completed Business Combinations section of Management's Discussion and Analysis for a further discussion). North Fork focuses on providing superior customer service to both personal and commercial clients by offering the convenience of electronic banking as well as an array of financial products and brokerage/investment management services through its non-bank subsidiaries, Compass Investment Services Corp. ("Compass") and Amivest Corporation ("Amivest"). The Company's other bank subsidiary, Superior Savings of New England, N.A. ("Superior"), a nationally chartered bank headquartered in the Connecticut county of New Haven, operates from two locations, where it currently conducts an electronic banking operation focused on gathering deposits throughout the northeast.

      The terrorist attacks in New York City and Washington D.C. on September 11, 2001, have had a widespread disruptive impact on economic activity in New York City as well as the United States generally. The Company's retail banking franchise as well as a substantial portion of its loan customers are located in the New York metropolitan area. While the Company has experienced minimal disruption to its own operations and banking systems as a result of the September 11 terrorist attacks, these events and any related incidents of war, terrorism or hostilities in the United States or worldwide could have an adverse impact on economic conditions in the New York metropolitan area or the United States generally. Any such adverse future economic impact could, in turn, adversely affect the company's business and results of operations.

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

      Results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results of operations which may be expected for the full year 2001 or any other interim periods.

      These statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K, which is incorporated herein by reference.

RECENT ACCOUNTING DEVELOPMENTS
------------------------------

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
------------------------------------------------------------

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that all derivative instruments be recorded on the balance sheet at fair value. However, the accounting for changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument qualifies as a hedge, the accounting treatment varies based on the type of risk being hedged. If the derivative instrument does not qualify as a hedge, changes in fair value are reported in earnings when they occur. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 did not have a material impact on the consolidated financial statements during the first nine months of 2001, however, future volatility of earnings and other comprehensive income may result due to management's use of derivatives in connection with potential hedging strategies, market values of derivatives and hedged items, and future guidance issued by FASB with regards to the implementation of SFAS 133. See Asset/Liability Management section of this document for additional disclosure.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES
--------------------------------------------------------------------------------

      In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), a replacement of Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 140 revised the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes the financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 140 was generally effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not have a material impact on the Company's financial condition or results of operations.

BUSINESS COMBINATIONS
---------------------

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") effective June 30, 2001. SFAS 141 addresses financial accounting and reporting for business combinations and requires the use of the purchase method of accounting for all business combinations; the use of the pooling-of-interests method of accounting is eliminated for transactions initiated after June 30, 2001. SFAS 141 also establishes guidelines as to how the purchase method is to be applied. This guidance is similar to that previously contained in APB opinion No. 16, however, SFAS 141 establishes additional disclosure requirements for transactions occurring after the effective date. The principals of SFAS 141 and SFAS 142 will be applied to the recent CBNY acquisition - See Completed Business combinations described elsewhere herein.

GOODWILL AND OTHER INTANGIBLE ASSETS
------------------------------------

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

      In accordance with the provisions of SFAS 142, amortization will cease effective January 1, 2002 on all goodwill identified as having an indefinite useful life. Goodwill identified as such will be assessed for impairment on an annual basis, by applying a fair-value based test as defined in the Statement. SFAS 142 also provides additional guidance on acquired intangibles that should be separately recognized and amortized over their estimated useful lives. Such intangible assets remain subject to the impairment provisions of SFAS 121.

      Assuming the standards set forth in SFAS 142 were effective at the beginning of the current year, net income and earnings per share for the three and nine months ended September 30, 2001 would have been $89.7 million or diluted earnings per share of $.56 and $256.0 million or diluted earnings per share of $1.59, respectively. Additionally, SFAS 142 requires that the Company complete an initial goodwill impairment assessment on all goodwill recognized in its consolidated financial statements as of the statements effective date to determine if a transition impairment charge needs to be recognized. Management does not anticipate that the assessment will result in a transition impairment charge.


MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------

COMPLETED BUSINESS COMBINATION
------------------------------

      Commercial Bank of New York
      ---------------------------

            On November 9, 2001, the Company completed its acquisition of Commercial Bank of New York ("CBNY"), for approximately $175 million in cash. The Federal Reserve Board conditioned its approval on the Company's compliance with commitments made in connection with its application, including representation that substantially all of CBNY's international business would be transferred to other entities not affiliated with North Fork or discontinued prior to closing.

            On October 11, 2001, CBNY agreed to the issuance of "cease and desist orders" by the Federal Deposit Insurance Corporation ("FDIC") and the New York State Banking Department ("NYSBD") and an "assurance of discontinuation" by the New York Attorney General's Office. These enforcement orders, which arose out of governmental investigations into the international operations of CBNY, required the bank to strengthen its compliance policies and procedures, internal controls and reporting in connection with its international banking activities and customers. These compliance directives will not apply to North Fork. The enforcement orders also required CBNY to pay a total of $5.0 million in fines and other payments, ($4.25 million under the NYSBD's order and $750,000 under the New York Attorney General's order).

            In connection with the issuance of these enforcement orders, North Fork entered into an agreement with CBNY's principal shareholder, Mr. Gabriel Safdie. Under the terms of the agreement, the amount payable to Mr. Safdie by North Fork at closing was reduced by $7.25 million. This amount represented the $5.0 million in fines and assessments paid by CBNY under the enforcement orders described above, plus $2.25 million in additional expenses incurred in connection with the underlying investigations and the delay in completing the Acquisition. Additionally, Mr. Safdie has agreed with North Fork to hold back additional funds against any possible future actions. The agreement did not affect the cash consideration of $32 per share paid by the Company to all other CBNY shareholders.

            The Company's operating results for the remainder of 2001 will not be materially affected by the acquisition. At September 30, 2001, CBNY's remaining domestic operations consist of approximately $1.1 billion in total assets, $.3 billion in loans, $1 billion in deposit liabilities, and $113 million in shareholders equity. CBNY operated from 14 retail banking facilities, including 11 in the New York City borough of Manhattan.

            The excess of cost the fair market value of the acquired domestic business approximated $75 million at the closing date. Management expects to assign a major portion of the excess of cost to goodwill and substantially all of the remaining amount to core deposit intangibles in accordance with the provisions of SFAS 142 previously described. CBNY's operating results for the nine months ended September 30, 2001, were not significant to the company and not representative due to the divestiture of its international business.

OVERVIEW
--------

      The following table sets forth selected financial highlights for the three and nine month periods ended September 30, 2001 and 2000, respectively. The succeeding discussion and analysis describes the changes in components of operating results giving rise to net income.

                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                   -------------------------------     -------------------------------
                                                   SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
(in thousands, except ratios & per share amounts)       2001             2000              2001              2000
                                                   -------------     -------------     -------------     -------------
EARNINGS:
    Net Income ..............................        $    84,854       $    72,684       $   241,500       $   160,614
                                                     -----------       -----------       -----------       -----------
PER SHARE:
    Earnings Per Share - Basic ..............        $      0.53       $      0.42       $      1.51       $      0.95
    Earnings Per Share - Diluted ............        $      0.53       $      0.42       $      1.50       $      0.95
    Cash Dividends ..........................        $      0.21       $      0.18       $      0.63       $      0.54
    Dividend Payout Ratio(1).................              39.62%            42.86%            42.00%            57.51%
    Book Value ..............................        $      8.70       $      8.11       $      8.70       $      8.11
    Average Equivalent Shares - Basic .......            159,682           171,951           159,429           168,659
    Average Equivalent Shares - Diluted .....            161,602           173,213           161,264           169,856
                                                     -----------       -----------       -----------       -----------
SELECTED RATIOS:
    Return on Average Total Assets(1)........               2.13%             1.97%             2.11%             1.48%
    Return on Average Stockholders' Equity(1)              24.13%            20.28%            23.95%            16.13%
    Core Efficiency Ratio ...................              33.24%            34.66%            33.92%            34.26%
    Net Interest Margin .....................               4.87%             4.41%             4.74%             4.40%
                                                     ===========       ===========       ===========       ===========

(1) Return on average total assets and average stockholders' equity, excluding merger related expenses and other special items was 1.84% and 20.49% for the nine months ended September 30, 2000, respectively. The dividend payout ratio, excluding merger related expenses and other special items was 45% for the nine months ended September 30, 2000.


      The Company reported net income for the quarter ended September 30, 2001 of $84.9 million, or diluted earnings per share of $.53 as compared to earnings of $72.7 million, or diluted earnings per share of $.42 for the quarter ended September 30, 2000. Cash earnings per share in the current quarter were $.56 compared to $.45 in the prior year quarter, an increase of 24%.

      Net income for the nine months ended September 30, 2001, was $241.5 million or diluted earnings per share of $1.50 as compared to earnings of $160.6 million, or diluted earnings per share of $.95 for the nine months ended September 30, 2000. Cash earnings per share for the nine months ended September 30, 2001 were $1.60 compared to $1.03 for the prior nine month period. Net income and diluted earnings per share for the nine month period ended September 30, 2000 when adjusted for the recognition of merger related restructuring costs and other items associated with the JSB merger, Dime related acquisition expenses and net securities losses, partially offset by gains recognized for the sale of certain branch facilities, was $204 million or diluted earnings per share of $1.20 ($1.28 cash earnings per share).

      On September 25, 2001, the Board of Directors declared a regular quarterly cash dividend of $.21 per common share. The dividend is payable November 15, 2001 to shareholders of record at the close of business October 26, 2001.

On September 17, 2001 the Board of Directors approved an increase to its previously announced common share repurchase program by 5 million shares (See the Capital section of Management's Discussion and Analysis for additional information).

NET INTEREST INCOME
-------------------

      Net interest income, which represents the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities, is the primary source of earnings. Net interest income is affected by the level and composition of assets, liabilities, and equity, as well as changes in market interest rates.

      Net interest income for the three months ended September 30, 2001 increased $27.3 million, or 18.2 %, to $177.3 million, when compared to $150.0 million in the comparable prior year quarter. The net interest margin during the most recent quarter improved by 46 basis points to 4.87% from4.41% for the third quarter of 2000. The improvement in both net interest income and the net interest margin resulted from management's successful execution of its asset/liability management strategy. This strategy included increasing the level of higher yielding loans, positioning its borrowings to benefit from lower market interest rates and growing core deposits. Additionally, net interest income was positively impacted by management's decision during the latter part of the second quarter to leverage its capital position by purchasing approximately $930 million in available-for-sale securities funded with a blend of borrowings and deposits.

      Interest income increased $9.3 million, or 3.4 %, to $281.3 million, when compared to $272.0 million in the comparable prior year quarter. Contributing to this improvement was an increase in average interest earning assets resulting from the aforementioned leverage strategy and a shift in the composition of interest earning assets to higher yielding loans. The yield on average interest earning assets declined 26 basis points to 7.65%, when compared to 7.91% for the third quarter of 2000. The decline in yields resulted from the current downward trend in market interest rates.

      Average loans for the third quarter of 2001 increased $747.5 million or 8.2%, to $9.9 billion, when compared to September 30, 2000 levels. The yield on average loans declined 28 basis points to 7.89% for the third quarter 2001. The Company has experienced strong growth in the commercial, commercial real estate, construction and land development and consumer segments of the loan portfolio, while multi-family mortgages declined from a year ago. Average loans represented 66.6% of average interest earning assets as compared to 66.0% in the comparable prior year period. Reductions in both short-term interest rates and the prime rate of interest should continue to have a favorable impact on loan growth, but will continue to lower loan yields during the remainder of 2001.

      Average securities increased $233.3 million, or 5.0%, when compared to the third quarter of 2000, while the yield declined 21 basis points to 7.22%, when compared to the third quarter of 2000. The modest growth in average securities resulted from management's decision to purchase $930 million in available-for-sale securities, during the latter part of the second quarter, as part of its capital management strategy. Offsetting the effects of this decision was the continued reinvestment of a substantial portion of the securities portfolio cash flows into higher yielding loans during the past twelve months. The yield on the securities portfolio has been and will continue to be negatively impacted in the near term by lower market interest rates.

      Interest expense declined $18.0 million, or 14.7%, to $104.0 million during the third quarter of 2001 when compared to $122.0 million in 2000. This decline was attributable to a 90 basis point reduction in cost of funds to 3.51%. This improvement resulted primarily from lower short-term market interest rates and growth in core deposits (both demand and interest bearing), thereby reducing the level of higher costing wholesale borrowings.

      Average savings, NOW, and money market deposits, which represent a stable funding source, increased $619.3 million to $4.7 billion with a cost of funds of 1.70% for the 2001 third quarter from $4.1 billion, costing 1.93% during the third quarter of 2000. At September 30, 2001, demand deposits represented 22.6% of total deposits, as compared to 21.2% at September 30, 2000. Core deposit growth resulted from the Company's expanded presence in the Manhattan marketplace, an emphasis on developing deposit relationships with borrowers and introducing new products and services to meet the needs of commercial customers. In addition, the use of incentive compensation plans and the conversion of previously acquired savings bank locations into full service commercial bank branches positively impacted deposit levels.

      Average time deposits increased $337.6 million or 11.5% to $3.3 billion at a cost of funds of 4.52% during the third quarter of 2001 from $2.9 billion costing 5.25% during the third quarter of 2000. The 73 basis point decline in the cost of funds reflects the precipitous decline in short-term market interest rates. The Company's cost of funds for time deposits should continue to reset downward in the near term due to the lagging nature of price resets associated with these deposits.

      Average borrowings declined $209.9 million or 5.3% to $3.7 billion, while borrowing costs have declined 144 basis points or 22.7%. The decisions made in 2000 to maintain a higher relative level of short-term borrowings has had a positive impact on the net interest margin during the first nine months of 2001, as many of these instruments have reset to lower market interest rates. These factors will continue to have a positive impact during 2001 as market interest rates continue to decline and the rates on the borrowings reset downward. However, further reductions in borrowing costs will be more moderate as management has extended the maturities on a portion of its borrowings to provide protection against the eventual reversal of this interest rate trend.
At September 30, 2001, the weighted average maturity of other borrowings was
2.6 years.

      Subsequent to September 30, 2001, the Federal Reserve Board continued to reduce short-term interest rates to the present federal funds level of 2% and a Prime Rate of 5% at November 13, 2001. These rate reductions were undertaken in order to provide economic stimulus to the weakening economy. While there can be no assurance as to the actual long-term impact these rate reductions will have on the Company's level of net interest income and net interest margins, it is presently anticipated that given the pricing sensitivity and asset/liability mix of the Company's balance sheet, the net interest margin should continue to improve in the fourth quarter and stabilize during 2002.


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

                                                         THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                           2001 VS. 2000                             2001 VS. 2000
                                                --------------------------------------      ------------------------------------
                                                             CHANGE IN                                 CHANGE IN
                                                AVERAGE       AVERAGE    NET  INTEREST      AVERAGE     AVERAGE     NET INTEREST
 (in thousands)                                  VOLUME         RATE        INCOME           VOLUME       RATE         NCOME
                                                --------     ---------   -------------      --------   ---------    ------------
INTEREST INCOME FROM EARNING ASSETS:
Securities ................................     $  4,204      ($ 2,205)       $  1,999      ($14,510)   $    731        ($13,779)
Loans, net ................................       15,376        (6,422)          8,954        52,328      (3,866)         48,462
Money Market Investments ..................          110          (354)           (244)         (323)       (733)         (1,056)
                                                --------      --------        --------      --------    --------        --------
   Total Interest Income ..................       19,690        (8,981)         10,709        37,495      (3,868)         33,627
                                                --------      --------        --------      --------    --------        --------

INTEREST EXPENSE ON LIABILITIES:
Savings, NOW & Money Market Deposits ......        2,839        (2,466)            373         6,711         (89)          6,622
Time Deposits .............................        3,975        (5,469)         (1,494)       10,705        (377)         10,328
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase ..........       (7,267)       (8,829)        (16,096)      (20,985)    (13,765)        (34,750)
Other Borrowings ..........................        8,823        (9,575)           (752)        2,395      (7,540)         (5,145)
                                                --------      --------        --------      --------    --------        --------
   Total Interest Expense .................        8,370       (26,339)        (17,969)       (1,174)    (21,771)        (22,945)
                                                --------      --------        --------      --------    --------        --------
Net Change in Net Interest Income .........     $ 11,320      $ 17,358        $ 28,678      $ 38,669    $ 17,903        $ 56,572
                                                ========      ========        ========      ========    ========        ========

(1)   The above table is presented on a tax equivalent basis.

(2)   Non-accrual loans are included in average loans, net of unearned income.

------------------------------------------------

NET INTEREST INCOME (CONTINUED)
-------------------------------

      The following tables present an analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the three and nine month periods ended September 30, 2001 and 2000, respectively.

FOR THE THREE MONTHS ENDED SEPTEMBER 30,                                  2001                               2000
                                                          ---------------------------------  ---------------------------------
                                                            AVERAGE                 AVERAGE    AVERAGE                 AVERAGE
 (dollars in thousands )                                    BALANCE      INTEREST    RATE      BALANCE      INTEREST     RATE
                                                          -----------    ---------  -------  -----------    ---------  -------
INTEREST EARNING ASSETS:
Securities........................................        $ 4,900,224    $  89,205    7.22%  $ 4,666,907    $  87,206   7.43%
Loans, net (1)....................................          9,881,877      196,436    7.89%    9,134,407      187,482   8.17%
Money Market Investments..........................             48,941          464    3.76%       41,582          708   6.77%
                                                          -----------    ---------           -----------    ---------
  Total Interest Earning Assets...................         14,831,042      286,105    7.65%   13,842,896      275,396   7.91%
                                                          -----------    ---------           -----------    ---------
NON INTEREST EARNING ASSETS:
Cash and Due from Banks...........................            283,989                            240,632
Other Assets (2)..................................            686,543                            566,656
                                                          -----------                        -----------
  Total Assets....................................        $15,801,574                        $14,650,184
                                                          ===========                        ===========
INTEREST BEARING LIABILITIES:
Savings, NOW and Money Market Deposits............        $ 4,731,692    $  20,282    1.70%  $ 4,112,386    $  19,909   1.93%
Time Deposits.....................................          3,278,046       37,317    4.52%    2,940,404       38,811   5.25%
                                                          -----------    ---------           -----------    ---------
  Total Savings and Time Deposits.................          8,009,738       57,599    2.85%    7,052,790       58,720   3.31%
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase..................          2,197,591       26,422    4.77%    2,712,483       42,518   6.24%
Other Borrowings..................................          1,552,276       19,969    5.10%    1,247,272       20,721   6.61%
                                                          -----------    ---------           -----------    ---------
  Total Borrowings................................          3,749,867       46,391    4.91%    3,959,755       63,239   6.35%
                                                          -----------    ---------           -----------    ---------
    Total Interest Bearing Liabilities............        $11,759,605    $ 103,990    3.51%  $11,012,545    $ 121,959   4.41%
                                                          -----------    ---------           -----------    ---------
Rate Spread.......................................                                    4.14%                             3.50%

NON-INTEREST BEARING LIABILITIES:
Demand Deposits...................................        $ 2,144,161                        $ 1,821,494
Other Liabilities.................................            217,413                            181,691
                                                          -----------                        -----------
 Total Liabilities................................         14,121,179                         13,015,730
Capital Securities................................            244,354                            244,330
 Stockholders' Equity.............................          1,436,041                          1,390,124
                                                          -----------                        -----------
  Total Liabilities and Stockholders' Equity......        $15,801,574                        $14,650,184
                                                          ===========                        ===========
Net Interest Income and Net Interest Margin ......                       $ 182,115    4.87%                  $153,437   4.41%
Less: Tax Equivalent Adjustment...................                          (4,773)                            (3,422)
                                                                         ---------                          ---------
     Net Interest Income..........................                       $ 177,342                           $150,015
                                                                         =========                          =========

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(3) Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investment in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.77, $1.62, $1.55, $1.24, and $1.03 for the three months ended September 30, 2001; and $1.75, $1.58, $1.55, $1.43, and $1.03 for the three months ended September 30, 2000.

------------------------------------------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                           2001                                    2000
                                                 -----------------------------------     -----------------------------------
                                                   AVERAGE                   AVERAGE      AVERAGE                    AVERAGE
 (dollars in thousands )                           BALANCE       INTEREST     RATE        BALANCE        INTEREST     RATE
                                                 -----------     --------    -------     -----------     --------    -------
INTEREST EARNING ASSETS:
Securities...................................    $ 4,570,450     $251,747      7.36%     $ 4,831,560     $265,526      7.34%
Loans, net..................................       9,721,748      587,256      8.08%       8,848,247      538,794      8.13%
Money Market Investments.....................         58,963        2,147      4.87%          66,166        3,203      6.47%
                                                 -----------     --------                -----------     --------
  Total Interest Earning Assets..............     14,351,161      841,150      7.84%      13,745,973      807,523      7.85%
                                                 -----------     --------                -----------     --------
NON INTEREST EARNING ASSETS:
Cash and Due from Banks......................
                                                     272,727                                 235,175
Other Assets (2).............................        666,151                                 506,695
                                                 -----------                             -----------
  Total Assets...............................    $15,290,039                             $14,487,843
                                                 ===========                             ===========

INTEREST BEARING LIABILITIES:
Savings, NOW and Money Market Deposits.......    $ 4,528,810     $ 65,349      1.93%     $ 4,060,030     $ 58,727      1.93%
Time Deposits................................      3,214,331      120,493      5.01%       2,926,664      110,165      5.03%
                                                 -----------     --------                -----------     --------
  Total Savings and Time Deposits............      7,743,141      185,842      3.21%       6,986,694      168,892      3.23%

Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase.............      2,040,968       80,075      5.25%       2,543,779      114,825      6.03%
Other Borrowings.............................      1,650,238       66,110      5.36%       1,519,466       71,255      6.26%
                                                 -----------     --------                -----------     --------
  Total Borrowings...........................      3,691,206      146,185      5.29%       4,063,245      186,080      6.12%
                                                 -----------     --------                -----------     --------
    Total Interest Bearing Liabilities.......    $11,434,347     $332,027      3.88%     $11,049,939     $354,972      4.29%
                                                 -----------     --------                -----------     --------
Rate Spread..................................                                  3.96%                                   3.56%

NON-INTEREST BEARING LIABILITIES:
Demand Deposits..............................    $ 2,030,849                              $1,744,596
Other Liabilities............................        202,743                                 169,107
                                                 -----------                             -----------
 Total Liabilities...........................     13,667,939                              12,963,642
Capital Securities...........................        244,349                                 236,308
 Stockholders' Equity........................      1,377,751                               1,287,893
                                                 -----------                             -----------
  Total Liabilities and Stockholders' Equity.    $15,290,039                             $14,487,843
                                                 ===========                             ===========
Net Interest Income and Net Interest Margin                      $509,123      4.74%                     $452,551      4.40%
Less: Tax Equivalent Adjustment..............                    (14,469)                                (10,240)
                                                                 --------                                --------
     Net Interest Income.....................                    $494,654                                $442,311
                                                                 ========                                ========

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(3) Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investment in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.77, $1.61, $1.55, $1.24, and $1.03 for the nine months ended September 30, 2001; and $1.75, $1.58, $1.55, $1.43, and $1.03 for the nine months ended September 30, 2000.

NON-INTEREST INCOME
-------------------

      Non-interest income, excluding security gains and other non-recurring items, rose 4.7% to $23.1 million during the most recent quarter as compared to $22.1 million in the comparable prior year period. The growth was attributable to a 19% increase in customer related fees and service charges, resulting from continued growth in core deposits, expansion of the customer base using fee based services, primarily cash management related services, and changes to the Company's fee schedules. Offsetting this growth was a decline in investment management, commissions and trust fees and other operating income. Investment management, commissions and trust fees continue to be adversely affected by the recent volatility in the stock market, and declines in mutual fund and annuity sales activity.

      Security gains recognized during the most recent quarter were $ 1.8 million, as compared with $5.5 million during the comparable period year period. Security gains recognized during these periods resulted from the sale of equity positions in certain publicly traded companies.

NON-INTEREST EXPENSE
--------------------

      Non-interest expense, excluding $5.2 million of expenses related to the proposed acquisition of Dime Bancorp. in the third quarter of 2000, increased $
7.2 million or 11.8% quarter over quarter to $68.2 million. This resulted from increases of $4.5 million in employee compensation and benefits, $1.0 million in occupancy and equipment and $1.9 million in other operating expenses. Employee compensation and benefits rose 15.8% over the comparable prior year period as a result of increases in incentive based compensation linked to deposit growth and related fee income, annual merit awards, rising costs associated with providing employee benefits and the continued expansion in the Manhattan marketplace. Increases in occupancy and equipment and other operating expenses are partially due to the Company's de novo growth strategy and other costs associated with new business initiatives.

      The Company's core efficiency ratio, which represents the ratio of non-interest expense, excluding other real estate costs and other non-recurring charges, to net interest income on a tax equivalent basis and non-interest income, excluding securities gains and losses and other non-recurring income, was 33.2% in the 2001 third quarter, as compared with 34.7% for the comparable prior year period. The core efficiency ratio demonstrates management's ability to maintain a disciplined approach to monitoring its operating structure, controlling related costs and continuing to grow revenue.


INCOME TAXES
------------

      The effective tax rate for the three and nine month periods ended September 30, 2001 was 34.5%, as compared to 35%, exclusive of the merger related restructuring charge, for the three and nine month periods ended September 30, 2000. Management anticipates that the effective tax rate for the remainder of 2001 will be approximately 34.5%.


LOAN PORTFOLIO
--------------

      The following table represents the components of the loan portfolio for the periods indicated:

                                 SEPTEMBER 30,           % OF      DECEMBER 31,         % OF    SEPTEMBER 30,       % OF
(dollars in thousands)                2001               TOTAL          2000            TOTAL       2000            TOTAL
                                 -------------           -----     -----------          ------  -------------       -----
Mortgage Loans-Multi-Family ...     $3,278,643            33%       $3,316,894           35%       $3,325,529        36%
Mortgage Loans-Residential ....      2,652,521            27%        2,634,030           28%        2,635,079        29%
Mortgage Loans-Commercial .....      1,624,816            16%        1,503,795           16%        1,457,031        16%
Commercial Loans ..............      1,272,292            13%        1,035,071           11%          921,016        10%
Consumer Loans ................        878,738             9%          778,218            8%          750,240         8%
Construction  and Land Loans ..        212,006             2%          141,754            2%          134,367         1%
                                 -------------           -----     -----------          ------  -------------       -----
                                    $9,919,016           100%       $9,409,762          100%       $9,223,262       100%
Less:  Unearned Income and Fees         11,796                          15,049                        16,113
                                 -------------                     -----------                  -------------
Loans, net ....................     $9,907,220                      $9,394,713                     $9,207,149
                                 -------------                     -----------                  -------------

      Loans, net of unearned income rose to $700.1 million or 7.6% to $9.9 billion at September 30, 2001, when compared to $9.2 billion at September 30, 2000. The Company has experienced strong growth in the commercial, commercial real estate, construction and land development and consumer segments of the loan portfolio, while multi-family mortgages declined from a year ago. Multi-family production has been impacted by management's decision not to compete with more aggressive pricing and in some cases relaxed underwriting standards by competitors. Residential mortgage loans have remained virtually unchanged from a year ago, however origination volume has remained strong due to the impact current market interest rates have had on the refinancing activity. Management anticipates that absolute growth the multi-family and residential mortgage portfolios will continue to be impacted by the competitive environment that currently exists.

      The loan portfolio is primarily secured by real estate in the New York metropolitan area. The risk inherent in the portfolio is dependent on both regional and general economic stability, which affects property values, and the financial well being and creditworthiness of the borrowers.

      To minimize the credit risk related to the portfolio's real estate concentration, management utilizes prudent underwriting standards and diversifies the type and locations of loans. Multi-family mortgage loans generally are for $1-5 million and are secured by properties located in the New York metropolitan area. The multi-family business includes loans on various types and geographically diverse apartment complexes. These mortgages are dependent largely on sufficient income to cover operating expenses and may be affected by government regulation, such as rent control regulations, which could impact the future cash flows of the property. Since most multi-family mortgages do not fully amortize, the principal outstanding is not significantly reduced prior to contractual maturity. The residential mortgage portfolio is comprised primarily of first mortgage loans on owner occupied 1-4 family residences located in the Company's market area. The commercial mortgage portfolio contains loans secured by professional office buildings, retail stores, shopping centers and industrial developments. Commercial loans consist primarily of loans to small and medium size businesses, as well as lease finance lending. The commercial mortgage and commercial loan portfolios do not contain syndicated loans. Consumer loans are primarily issued to finance new and used automobiles and are originated through an expanded dealer network. The credit risk in auto lending is dependent on the creditworthiness of the borrower and the value of the collateral. The consumer loan portfolio does not contain higher risk credit card and sub-prime loans. Land loans are used to finance the acquisition of vacant land for future residential and commercial development. Construction loans finance the construction and rehabilitation of both residential, and multi-family projects and to a lessor extent commercial developments. The construction and land development portfolios do not contain any higher risk equity participation loans ("AD&C") loans.

      The company does not have any significant loan exposure to industry segments that have been adversely affected by the tragic events of September 11, 2001, such as travel, hospitality and tourism. Similarly, there has been minimal affect on the Company's multifamily and residential loan portfolios.

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


ASSET QUALITY
-------------

      The components of non-performing assets and restructured, accruing loans are detailed in the table below:

                                                           SEPTEMBER 30,     DECEMBER 31,     SEPTEMBER 30,
(in thousands)                                                  2001             2000             2000
                                                           -------------     ------------     ------------
Loans Ninety Days Past Due and Still Accruing..........          $ 4,851          $ 5,777         $  5,582
Non-Accrual Loans......................................           11,238            9,144            8,450
                                                           -------------     ------------     ------------
Non-Performing Loans...................................           16,089           14,921           14,032
Other Real Estate......................................              448              499              884
                                                           -------------     ------------     ------------
Non-Performing Assets..................................          $16,537         $ 15,420         $ 14,916
                                                           =============     ============     ============

Allowance for Loan Losses to Non-Performing Loans......             586%             601%             630%
Allowance for Loan Losses to Total Loans, net..........            0.95%            0.95%            0.96%
Non-Performing Loans to Total Loans, net...............            0.16%            0.16%            0.15%
Non-Performing Assets to Total Assets..................            0.10%            0.10%            0.10%

      Non-performing assets at September 30, 2001, were $16.5 million, remaining substantially unchanged on a linked quarter basis and increasing modestly when compared to the December 31, 2000 and September 30, 2000 levels. The acquisition of CBNY will not materially affect the level of non-performing assets.


      As depicted in the table above, the level of non-performing loans to total loans has remained constant as the loan portfolio continues to grow, while reserve coverage ratios remain adequate. The modest level of non-performing assets over the past several years is a result of the effectiveness of the Company's loan administration and workout procedures, as well as a strong local economy. Non-performing loans at September 30, 2001 consisted of $4.7 million in consumer loans, $5.7 million in residential mortgages, $3.2 million in commercial mortgages, and $2.5 million in commercial loans. No assurance can be given as to the future level of non-performing assets, since the economic environment, interest rates, and other internal and external factors will influence these levels. Management recently undertook a comprehensive analysis of the loan portfolio that did not reveal any significant credit issues directly attributable to the World Trade Center tragedy.

ALLOWANCE FOR LOAN LOSSES
-------------------------

      The provision for loan losses during the most recent quarter increased $2.3 million to $4.5 million when compared to $2.3 million for the comparable prior year period. The increase in the Company's level of provisioning is consistent with the growth experienced in the loan portfolio during the past year. For the nine months ended September 30, 2001, the provision declined by $1.2 million when compared to the comparable prior year period. Reflected in the prior year period was a special provision of approximately $6.8 million. The additional provision during 2000 was recognized to conform the provisioning policies of JSB and Reliance to those of the Company and to restore the Company's post-merger reserve coverage ratios to approximate pre-merger levels.

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

The methodology employed for assessing the appropriateness of the allowance consists of the following criteria:

      -- Establishing reserve amounts for all specifically identified criticized loans, including those arising from business combinations and those that have been designated as requiring attention by management's internal loan review program, bank regulatory examinations or the Company's external auditors.

      -- An average one-year loss factor is applied to smaller balance homogenous types of loans not subject to specific review. These loans include residential 1-4 family properties and consumer loans.

      -- An allocation to the remaining loans giving effect to historical loss experience over several years and linked to cyclical trends.

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

      Other evidence used to support the amount of the allowance and its components is as follows:

      --    Regulatory examinations.

      --    The amount and trend of criticized loans.

      --    Actual losses.

      --    Peer comparisons with other financial institutions.

      -- Economic data associated with the real estate market in the Company's market area.

      -- Opportunities to dispose of marginally performing loans for cash consideration.

      Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the allowance for loan losses to be adequate at September 30, 2001.

      The following table represents a summary of the changes in the allowance for loan losses for the nine months ended September 30, 2001 and 2000:

                                                                             2001              2000
                                                                           --------          --------
(dollars in thousands)
Balance at Beginning of Year.....................................          $ 89,653          $ 74,525
Provision for Loan Losses........................................            12,250            13,500
Recoveries Credited to the Allowance.............................             5,538             5,244
                                                                           --------          --------
                                                                            107,441            93,269
Losses Charged to the Allowance..................................          (13,196)          (13,884)
Additional Allowance Acquired  in the Reliance Acquisition.......                --             9,069
                                                                           --------          --------
Balance at End of Period.........................................          $ 94,245          $ 88,454
                                                                           ========          ========

Net Charge-Offs to Average Loans, net............................              0.11%             0.13%

SECURITIES PORTFOLIO
--------------------

      The composition of and the amortized cost and estimated fair values of available-for-sale and held-to-maturity securities portfolios were as follows:

                                              SEPTEMBER 30, 2001            DECEMBER 31, 2000            SEPTEMBER 30, 2000
                                          -------------------------     -------------------------     --------------------------
AVAILABLE-FOR-SALE                         AMORTIZED         FAIR        AMORTIZED        FAIR         AMORTIZED         FAIR
(in thousands)                                COST          VALUE           COST          VALUE          COST           VALUE
                                          ----------     ----------     ----------     ----------     ----------     -----------
CMO's Private Issuances .............     $2,196,460     $2,265,224     $1,544,537     $1,576,245     $1,621,918     $1,620,010
CMO's Agency Issuances ..............        784,130        811,326        476,315        486,202        492,945        487,660
Mortgage-Backed Securities ..........        477,825        489,646        553,793        555,470        617,879        608,914
U.S. Government Agencies' Obligations        102,263        103,005        150,200        151,746        133,368        133,481
U.S. Treasury Securities ............          4,932          4,952         20,030         20,050         20,035         19,991
State & Municipal Obligations .......        141,809        144,403         89,664         90,530             --             --
Equity Securities (1) ...............        208,814        210,331        253,405        256,145        268,613        279,760
Other Securities ....................        342,540        329,394        362,711        331,275        350,176        322,904
                                          ----------     ----------     ----------     ----------     ----------     ----------
                                          $4,258,773     $4,358,281     $3,450,655     $3,467,663     $3,504,934     $3,472,720
                                          ==========     ==========     ==========     ==========     ==========     ==========



HELD-TO-MATURITY                           AMORTIZED        FAIR         AMORTIZED        FAIR         AMORTIZED         FAIR
(in thousands)                                COST          VALUE          COST           VALUE          COST           VALUE
                                          ----------     ----------     ----------     ----------     ----------     ----------
CMO's Private Issuances .............     $  470,868     $  476,640     $  576,370     $  571,110     $  604,996     $  583,125
CMO's Agency Issuances ..............             --             --         58,988         58,691         73,996         73,218
Mortgage-Backed Securities ..........        249,990        255,137        361,363        357,488        384,131        372,648
State & Municipal Obligations .......         68,844         71,188         78,711         78,982         82,411         81,265
U.S. Government Agencies' Obligations             --             --             24             24             24             24
Other Securities ....................         11,295         11,400         15,221         14,994         16,457         15,959
                                          ----------     ----------     ----------     ----------     ----------     ----------
                                          $  800,997     $  814,365     $1,090,677     $1,081,289     $1,162,015     $1,126,239
                                          ==========     ==========     ==========     ==========     ==========     ==========

(1) Amortized cost and fair value includes $197.4 million in Federal Home Loan Bank stock for all periods presented.

      The growth in the available-for-sale CMO portfolios resulted from the aforementioned capital management strategy. Approximately, $930 million of these securities were purchased during the latter part of the second quarter.

      The strategyfor the securities portfolio is to maintain a short duration, thereby minimizing exposure to sustained increases in interest rates. This is achieved primarily through investments in securities with predictable cash flows and short average lives, and secondly, through the use of certain adjustable rate investments. The duration of the portfolio at September 30, 2001 was 2.5 years.

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

      At September 30, 2001, securities carried at $3.1 billion were pledged to secure securities sold under agreements to repurchase, other borrowings, and for other purposes as required by law. Securities pledged for which the collateral may be sold or repledged by the secured parties approximated $2.2 billion, while securities pledged which the secured parties may not sell or repledge approximated $.9 billion at September 30, 2001.

CAPITAL
-------

      The Company and its banking subsidiaries are subject to the risk based capital guidelines administered by the bank regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including a minimum ratio of Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets of 4% ("Leverage Ratio"). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Company's financial statements. As of September 30, 2001, the most recent notification from the various bank regulators categorized the Company and its banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, a minimum leverage ratio of at least 5% and not be subject to any written order, agreement or directive. There are no conditions or events since such notification that management believes have changed this classification.

      The following table sets forth the Company's regulatory capital at September 30, 2001 and 2000, under the rules applicable at such dates. Management believes that the Company and its banking subsidiaries meet all capital adequacy requirements.

                                    SEPTEMBER 30, 2001         SEPTEMBER 30, 2000
                                ------------------------     -----------------------
 (dollars in thousands )          AMOUNT          RATIO        AMOUNT         RATIO
                                ----------        ------     ----------       ------
Tier 1 Capital ............     $1,282,264        13.28%     $1,327,665       15.16%
Regulatory Requirement ....        386,316         4.00%        350,296        4.00%
                                ----------        ------     ----------       ------
Excess ....................        895,948         9.28%        977,369       11.16%
                                ==========        ======      ==========      ======

Total Risk Adjusted Capital     $1,377,105        14.26%     $1,419,715       16.21%
Regulatory Requirement ....        772,632         8.00%        700,592        8.00%
                                ----------        ------     ----------       ------
Excess ....................     $  604,473         6.26%     $  719,123        8.21%
                                ==========        ======      ==========      ======

Risk Weighted Assets ......     $9,657,906                   $8,757,395
                                ==========                   ==========


      The Company's leverage ratio at September 30, 2001 was 8.29%. The Tier 1, total risk-based and leverage capital ratios of North Fork were 12.24%, 13.24%, and 7.60%, respectively, at September 30, 2001.

      The Company's Tier 1, total risk based and leverage capital ratios on a proforma basis to include CBNY at September 30, 2001, were 11.61%, 12.59% and 7.20% respectively.

      On September 25, 2001, the Board of Directors declared a regular quarterly cash dividend of $.21 per common share. The dividend is payable November 15, 2001 to shareholders of record at the close of business October 26, 2001.

      On September 17, 2001, the Board of Directors approved an increase to its previously announced share repurchase program by 5 million shares brining the total remaining shares authorized for repurchase to approximately 8 million, or 5% of the Company's common shares outstanding. The Board had previously approved the repurchase of up to 17.1 million or 10% of the Company's common shares outstanding. As of September 30, 2001, 14.3 million shares had been repurchased at an average cost of $19.87.

ASSET/LIABILITY MANAGEMENT
--------------------------
      The Company's primary earnings source is the net interest margin, which is affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of assets and liabilities, and the credit quality of the loan portfolio. Management's asset/liability objectives are to maintain a strong, stable net interest margin, to utilize capital effectively without taking undue risks and to maintain adequate liquidity.

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

      Based upon the aforementioned factors regarding the simulation model, projected net interest income for the next twelve months was modeled based on both an immediate rise and fall in interest rates as well as gradual movements in interest rates over the twelve-month period. Based on the information and assumptions in effect at September 30, 2001, management believes that a 100 basis point gradual increase in interest rates over the next twelve months would decrease net interest income by $13.8 million, or 1.8%, while a gradual decrease in interest rates would increase net interest income by $10.4 million, or 1.3%. It should be emphasized, however, that the estimated exposures set forth above are dependent on material assumptions such as those previously discussed.

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

Derivative instruments outstanding at September 30, 2001 are summarized as follows:

                                                                           FIXED             VARIABLE
                                                          NOTIONAL     INTEREST RATE      INTEREST RATE
                      MATURITY                             AMOUNT          RANGE              RANGE
-----------------------------------------------------   -----------    -------------      -------------
(dollars in thousands)

PAY FIXED SWAPS-MATURING:
2001.................................................    $  200,000    4.66% - 4.72%          3.53%
2002.................................................       100,000        4.18%              3.60%
2003.................................................       700,000    4.54% - 4.88%      2.97% - 3.64%
2004.................................................       100,000        5.23%              3.53%
2008.................................................        75,000        6.14%              3.65%
                                                        -----------
                                                        $ 1,175,000
                                                        ===========


MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)
------------------------------------------------

ASSET/LIABILITY MANAGEMENT (CONTINUED)
--------------------------------------

      The $1,175 million in swap agreements hedging certain borrowings require the Company to make periodic fixed rate payments, while receiving periodic variable rate payments indexed to the three month LIBOR rate based on a common notional amount and maturity date. Payments related to the Company's swap agreements are made either monthly, quarterly or semi-annually by one of the parties based on contractual terms. These swap agreements, which qualify as cash flow hedges, have original maturities of up to 10 years, and as of September 30, 2001 had an unrealized loss of $26.8 million. At adoption of SFAS 133, a transition gain of $2.2 million (net of taxes of $.9 million) was recorded as a component of other comprehensive income for the swaps outstanding at January 1, 2001 accounted for as cash flow hedges. The use of interest rate swap agreements increased interest expense during the most recent quarter by $2.2 million and $1.5 million in the nine month period ended.

      The credit risk associated with these financial instruments is the risk of non-performance by the counter parties to the agreements. However, management does not anticipate non-performance by the counterparties, and monitors risk through its asset/liability management procedures.


LIQUIDITY
---------

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

      The banking subsidiaries currently have the ability to borrow an additional $4.4 billion on a secured basis, utilizing mortgage related loans and securities as collateral. At September 30, 2001, the Company had $3.0 billion in outstanding borrowings with the FHLB.

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


Date:  November 14, 2001                             /s/ Daniel M. Healy
                                                     --------------------------
                                                     Daniel M. Healy
                                                     Executive Vice President &
                                                       Chief Financial Officer