Form 10-K
period 2001-12-31
NORTH FORK BANCORPORATION INC
filed 2002-03-27
CIK 352510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED   DECEMBER 31, 2001
                           -------------------
COMMISSION FILE NUMBER  1-10458
                       ---------

                         NORTH FORK BANCORPORATION, INC.
                         -------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


DELAWARE                                                    36-3154608
-------------------                                         -------------
(STATE OR OTHER JURISDICTION OF                             (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

 275 BROADHOLLOW ROAD, MELVILLE, NEW YORK                   11747
-----------------------------------------                   -------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)    (631) 844-1004


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------                   -----------------------------------------
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

      As of March 21, 2002, there were 163,804,812 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's common stock (based on the average stock price on March 21, 2001) held by non-affiliates was approximately $5,563,836,521.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the specified parts of this Annual Report:

      North Fork Bancorporation, Inc. 2001 Annual Report to Shareholders - Parts I, II and IV.

      North Fork Bancorporation, Inc. 2002 Definitive Proxy Statement for its annual meeting of Stockholders to be held on Tuesday, April 23, 2002 -
      Part III .

      CAUTIONARY STATEMENT UNDER FEDERAL SECURITIES LAWS:


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

Factors that may cause or contribute to such differences include, among others, the following possibilities: (1) changes in general business and economic conditions on both a regional and national level; (2) worldwide political and social unrest, including acts of war and terrorism; (3) increased competition in terms of the products and services the Company offers and the markets in which the Company conducts its business; (4) changes in the interest rate environment, which may impact the interest margin; (5) legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; and (6) technological changes, including the impact of the Internet.

Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

                                     PART I

ITEM 1 - BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

COMPANY DESCRIPTION

      North Fork Bancorporation, Inc. (the "Company"), with its executive headquarters located in Melville, New York, is a multi-bank holding company organized under the laws of the State of Delaware in 1980 and registered under the Bank Holding Company Act of 1956, as amended. The Company's primary bank subsidiary, North Fork Bank ("North Fork"), operates through 166 full-service retail-banking facilities located in the New York metropolitan area. North Fork focuses on providing superior customer service to both personal and commercial clients by offering the convenience of electronic banking as well as an array of financial products and brokerage/investment management services through its non-bank subsidiaries. North Fork's assets and revenues constitute in excess of 98% of the consolidated assets and revenue. Other Company subsidiaries offer financial services related products such as asset management, brokerage and sales of alternative investment products. The Company's other bank subsidiary, Superior Savings of New England, N.A. ("Superior"), a nationally chartered bank headquartered in the Connecticut county of New Haven, operates from two locations. Superior conducts an electronic banking operation focused on gathering deposits throughout the northeast.

BUSINESS COMBINATIONS

      The Company has used acquisitions for growth and improved profitability. Since 1988, it has completed thirteen business combinations.

      Twelve of the acquired businesses were either thrift companies or smaller commercial banks and one asset management business. Total assets of the acquired bank and thrift companies on their respective dates of acquisition aggregated $14.2 billion. Five of these transactions which are more fully described below, have been completed since 1997.

      On November 9, 2001, North Fork completed its acquisition of the domestic operations of Commercial Bank of New York ("CBNY"), for approximately $175 million in cash or $32 per share for each share of CBNY outstanding. The Federal Reserve Board conditioned its approval on the Company's compliance with commitments made in connection with its application, including representation that substantially all of CBNY's international business would be transferred to other entities not affiliated with North Fork or discontinued prior to closing. CBNY's international business had been the subject of governmental investigations that resulted in enforcement orders and fines that were consumated prior to the acquisition by the Company. The enforcement orders and fines did not affect the Company or the domestic business of CBNY that we originally sought to acquire. As of December 31, 2001, the former CBNY domestic loans and deposits approximated $288 million and $835 million, respectively. Further, management believes that it is in full compliance with all of the regulatory conditions made in connection with the acquisition including the disposition and cessation of CBNY's international business. Additional information is set forth in "Note 2 - Business Combinations" (Page 48) of the Company's 2001 annual report to shareholders (included herein as exhibit 13).

      On February 18, 2000, Reliance Bancorp, Inc. ("Reliance"), the parent company of Reliance Federal Savings Bank, was acquired using the purchase method of accounting. The Company issued 2.0 shares of its common stock for each share of Reliance's common stock outstanding. The Company reissued from its treasury account 17.1 million common shares in satisfaction of the Reliance exchange ratio and reserved for issuance 1.4 million common shares for Reliance's outstanding stock options at the merger date. Reliance had $2.4 billion in total assets, $.9 billion in net loans, $1.5 billion in deposits, and $175 million in capital. Reliance Federal Savings Bank operated from 29 retail banking facilities throughout Suffolk and Nassau counties, New York, as well as in the New York City borough of Queens.

GENERAL DEVELOPMENT OF BUSINESS (CONTINUED)

      On February 29, 2000, JSB Financial, Inc. ("JSB"), the parent company of Jamaica Savings Bank, was acquired utilizing the pooling-of-interests method of accounting. The Company issued 3.0 shares of common stock for each share of JSB's common stock outstanding. Accordingly, the Company issued 28.3 million of its common shares, simultaneously retired 6.6 million shares of JSB's common stock held in treasury and reserved 2.4 million common shares for JSB's outstanding stock options at the merger date. Additionally, the Company needed to reissue a sufficient number of shares of its treasury stock prior to the consummation of the merger, in order that the merger qualify for pooling-of-interests accounting treatment. The necessary treasury shares were reissued on February 18, 2000, in connection with the Reliance transaction.


      JSB had $1.7 billion in total assets, $1.3 billion in loans, $1.1 billion in deposits, and $376.4 million in capital. Jamaica Savings Bank operated from 13 retail-banking facilities in the New York City boroughs of Manhattan and Queens and in Nassau and Suffolk counties, New York.

      On March 5, 2000, the Company announced its intention to commence an offer (the "Offer") to exchange .9302 shares of the Company's common stock and $2.00 in cash for each outstanding share of common stock of Dime Bancorp, Inc., a Delaware corporation ("Dime"), the parent company of Dime Savings Bank of New York, FSB ("Dime Savings Bank"). On September 29, 2000, without the conditions to the Offer being satisfied, the Company allowed the offer to expire. Dime related proposed acquisition expenses incurred were $13.5 million and were reported as a separate expense in 2000.

   In March 1998, New York Bancorp Inc. ("NYB"), the parent company of Home Federal Savings Bank ("Home"), was acquired through the pooling-of-interests method of accounting. The Company issued 39.9 million shares of its common stock to NYB shareholders. NYB had $3.4 billion in total assets, $2.0 billion in net loans, $1.7 billion in deposit liabilities, $140.3 million in capital and operated 35 branches in the New York City boroughs of Brooklyn, Queens, and Richmond as well as Nassau and Suffolk counties of New York.

      In December 1997, the Company purchased Superior, formerly Branford Savings Bank, a Connecticut chartered savings bank for the purpose of commencing a telebanking operation throughout New England. At December 31, 1997, Superior had total stockholders' equity of $16.6 million. In October 1998, four of the five Superior branches and $67 million in deposit liabilities were sold for a deposit premium of 9%. In July 2000, Superior's charter was changed to a national bank. At December 31, 2001, Superior operated from two locations, had deposits of $ 378 million and continues to market deposit products as originally planned.


      In December 1996, North Side Savings Bank ("North Side") was acquired using the pooling-of-interests method of accounting. North Side had $1.6 billion in total assets, $1.2 billion in deposit liabilities, $124.4 million in capital and operated seventeen full-service banking facilities in the New York City boroughs of Bronx and Queens, as well as Nassau and Suffolk counties of New York. The Company issued 22.7 million shares of its common stock to North Side shareholders.

GENERAL DEVELOPMENT OF BUSINESS (CONTINUED)

COMPETITION AND NON-BANK ACTIVITIES

      In addition to its commercial and electronic banking operations, the Company owns several non-bank subsidiaries, directly or through North Fork, none of which accounted for a significant portion of the Company's consolidated assets as of December 31, 2001 and 2000, nor contributed significantly to the Company's consolidated results of operations for each of the years in the three year period ended December 31, 2001.

      The Company, through its primary subsidiary North Fork and its brokerage/investment management subsidiaries, North Fork Investment Services Corp. and Amivest Corporation, provides a variety of banking and financial service products to middle market and small business organizations, local governmental units, and retail customers in the New York metropolitan area. North Fork's equipment and lease finance company, All Points Capital Corp., provides lease finance products and programs on a national basis to qualified third party originators. Superior conducts an electronic banking operation focused on gathering deposits throughout the northeast. The Company's major competitors across the entire line of its products and services are local branches of large money-center banks headquartered in New York City and other major commercial banks headquartered in New York State and elsewhere. North Fork also competes with other independent commercial banks in its marketplace for loans and deposits, with local savings and loan associations and savings banks for deposits and mortgage loans, with credit unions for deposits and consumer loans, with insurance companies and money market funds for deposits, and with local consumer finance organizations and the financing affiliates of consumer goods manufacturers (especially automobile manufacturers) for consumer loans. In setting rate structures for loan and deposit products, management refers to a wide variety of financial information and indices, including the rates charged or paid by the major money-center banks, both locally and in the commercial centers, and the rates fixed periodically by smaller, local competitors. Superior competes with financial institutions that conduct electronic banking throughout the northeast for deposits.

      The Company and its subsidiaries, in their normal course of business, are subject to various regulatory statutes and guidelines. Additional information is set forth in the portions of the Company's 2001 Annual Report to Shareholders (included herein as Exhibit 13) entitled "Capital" (pages 30-31) in Management's Discussion and Analysis and "Note 14 - Capital" (pages 66-67) which portions are incorporated herein by reference.

      As of December 31, 2001, the Company and its consolidated subsidiaries had 2,540 full-time equivalent employees.

ITEM 2 - PROPERTIES

      The Company leases executive and administrative offices located at 275 Broadhollow Road, Melville, New York. The company currently occupies approximately 90% of this facility representing 111,700 square feet.

      North Fork maintains its data processing and operations center in a 52,400 square foot, owned facility, located on Long Island, New York.

      Superior is headquartered in an owned facility in Branford, Connecticut.

      At December 31, 2001, the Company's bank subsidiaries owned 76 of their branch offices (see "Note 6 - Premises and Equipment" (page 53) of the Company's 2001 Annual Report to Shareholders which portion is incorporated herein by reference) and leased 92 branch offices under various lease arrangements expiring at various times through 2017 (see "Note 16 - Other Commitments and Contingent Liabilities, Lease Commitments" (page 69) of the Company's 2001 Annual Report to Shareholders which portion is incorporated herein by reference). The Company is also obligated under various other leases for facilities that have been vacated, as a result of its consolidation of operations following its merger and acquisition activities. The facilities owned or occupied under lease are considered by management to be well located and suitably equipped to serve as banking and financial services facilities.


ITEM 3 - LEGAL PROCEEDINGS

      The Company and its subsidiaries are subject to certain pending and threatened legal actions which arise out of the normal course of business. Management believes that the resolution of any pending or threatened litigation will not have a material adverse effect on its financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of shareholders during the fourth quarter of 2001.

ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, position and business experience during the past five years of each of the executive officers of the Company as of January 1, 2002, are presented in the following table. The officers are elected annually by the Board of Directors.

Name                  Age      Positions Held in Most Recent 5 Years
----                  ---      -------------------------------------
John A. Kanas         55       Chairman, President and Chief Executive Officer
                               of the Company and North Fork, throughout the
                               past five years.

John Bohlsen          59       Vice Chairman of the Company and North Fork,
                               throughout the past five years.  Mr. Bohlsen also
                               has been President of the Helm Development Corp.,
                               a real estate company, throughout the past five
                               years.

Daniel M. Healy       59       Executive Vice President and Chief Financial
                               Officer of the Company  throughout the past five
                               years.  Mr. Healy also has been a member of the
                               Company's and North Fork's board of directors
                               since 2000.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is traded on the New York Stock Exchange under the symbol NFB. As of March 21, 2002, there were 8,803 shareholders of record of the Company's common stock.

      For additional information regarding dividends and restrictions thereon, and market price information, refer to the "Selected Financial Data" (pages 12-13), and "Liquidity" (page 30) sections of Management's Discussion and Analysis, the "Selected Statistical Data" (page 36), and "Note 14 - Capital" (pages 66-67) of the Company's 2001 Annual Report to Shareholders which portions are incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

      The information required by this item is set forth in "Selected Financial Data" (pages 12-13) of the Company's 2001 Annual Report to Shareholders which portions are incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is set forth in "Management's Discussion and Analysis", (pages 12-37) of the Company's 2001 Annual Report to Shareholders which portions are incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this item is set forth in "Management's Discussion and Analysis", (pages 12-37) of the Company's 2001 Annual Report to Shareholders which portions are incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is set forth under the captions "Quarterly Financial Information" (page 36); the "Consolidated Financial Statements" (pages 38-43); the Notes to the "Consolidated Financial Statements" (pages 44-73); the "Independent Auditors' Report" (page 74); and the "Report of Management" (page 75) of the Company's 2001 Annual Report to Shareholders which portions are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with accountants on accounting and financial disclosure as defined in Item 304 of Regulation S-K.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is set forth under the caption "Election of Directors and Information with Respect to Directors and Officers" (pages 3-7), in the Company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on Tuesday, April 23, 2002, which is incorporated herein by reference, and in Part I of this report under the caption Item 4A "Executive Officers of the Registrant".


ITEM 11 - EXECUTIVE COMPENSATION

      The information required by this item is set forth under the captions "Compensation of Directors" (pages 7-8), "Executive Compensation" (pages 9-13), and "Retirement Plans" (pages 27-28) in the Company's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is set forth under the caption "Certain Beneficial Ownership" and "Nominees for Director and Directors Continuing in Office" (pages 3-7) in the Company's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is set forth under the caption "Transactions with Directors, Executive Officers and Associated Persons" (page
28) in the Company's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) The consolidated financial statements, including notes thereto, and financial schedules of the Company, required in response to this item as set forth in response to Part II, Item 8 of this Annual Report are incorporated herein by reference to the Company's 2001 Annual Report to Shareholders filed herewith as Exhibit 13.

           1. Financial Statements                                 Page No.
              --------------------                                 --------
              Consolidated Statements of Income                       38
              Consolidated Balance Sheets                             39
              Consolidated Statements of Changes
                in Stockholders' Equity                               40
              Consolidated Statements of Cash Flows                   41-42
              Consolidated Statements of
                Comprehensive Income                                  43
              Notes to Consolidated Financial Statements              44-73
              Independent Auditors' Report                            74
              Report of Management                                    75

           2. Financial Statement Schedules

              Schedules to the consolidated financial statements required by
              Article 9 of Regulation S-X and all other schedules to the consolidated financial statements of the Company have been omitted because they are either not required, are not applicable or are included in the consolidated financial statements or notes thereto, which are incorporated herein by reference to the Company's 2001 Annual Report to Shareholders.


           3. Exhibits

              The exhibits listed on the Exhibit Index page of this Annual Report are incorporated herein by reference or filed herewith as required by Item 601 of Regulation S-K (each management contract or compensatory plan or arrangement listed therein is identified).

      (b)  Current Reports on Form 8-K filed during the fourth quarter of 2001.

           1. Current Report on Form 8-K dated October 15, 2001 (announcing the Company's net income for the three and nine months ended September 30, 2001).

           2. Current Report on Form 8-K dated November 28, 2001 (announcing that it will be presenting at the Ryan, Beck & Co. Financial Services conference on Thursday, November 29, 2001).

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


                                    Dated:   March 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Title                          Date
---------                             -----                          ----
/s/ John A. Kanas               Chairman of the Board,            March 26, 2002
-----------------               President and Chief Executive
John A. Kanas                   Officer
                                (Principal Executive Officer)

/s/ Daniel M. Healy             Director                          March 26, 2002
-------------------             Executive Vice President and
Daniel M. Healy                 Chief Financial Officer
                                (Principal Accounting Officer)

/s/ John Bohlsen                Director                          March 26, 2002
----------------                Vice Chairman of the Board
John Bohlsen

/s/ Allan C. Dickerson          Director                          March 26, 2002
----------------------
Allan C. Dickerson

/s/ Lloyd A. Gerard             Director                          March 26, 2002
-------------------
Lloyd A. Gerard

/s/ Raymond A. Nielsen          Director                          March 26, 2002
----------------------
Raymond A. Nielsen

/s/ James F. Reeve              Director                          March 26, 2002
------------------
James F. Reeve

/s/ George H. Rowsom            Director                          March 26, 2002
--------------------
George H. Rowsom

/s/ Dr. Kurt R. Schmeller       Director                          March 26, 2002
-------------------------
Dr. Kurt R. Schmeller

/s/ Raymond W. Terry, Jr.       Director                          March 26, 2002
-------------------------
Raymond W. Terry, Jr.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                    DESCRIPTION                                  METHOD OF FILING
------                    -----------                                  ----------------
 2.1              Agreement and Plan of                         Previously filed on Form 10-K for the year
                  Reorganization, dated as of                   ended December 31, 2000, dated March
                  February 13, 2001 by and among                27, 2001, as Exhibit 2.1 and incorporated
                  North Fork Bancorporation, Inc.,              herein by reference.
                  North Fork Bank and
                  Commercial Bank of New York

2.2               Assignment and Assumption Agreement           Filed herewith
                  dated November 9, 2001, by and
                  between North Fork Bank and
                  Commercial Bank of New York

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

4.1               Prospectus for North Fork Capital             Previously filed with Post-Effective Amendment
                  Trust I issuance of Capital Trust             No. 1 to the Registrants' registration statement on
                  Pass-Through Securities.                      Form S-4, dated May 2, 1997 (Registration No.
                                                                333-24419) and incorporated herein by reference.

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

10.5(a)           Form of Change-in-Control                     Previously filed as Exhibit 10.2 to the Quarterly
                  Agreement, as entered into between            Report on Form 10-Q for the quarter ended
                  North Fork Bancorporation, Inc.               March 31, 1995, and incorporated herein by
                  and each of John A. Kanas, John               reference.
                  Bohlsen and Daniel M. Healy, each
                  dated December 20, 1994.

10.6(a)           Form of Non-Qualified Stock Option            Previously filed on Form 10-K for the year ended
                  Agreement entered into between North          December 31, 1999, dated March 29, 2000, as
                  Fork Bancorporation, Inc. and John A.         Exhibit 10.10(a) and incorporated herein by
                  Kanas, John Bohlsen, and Daniel M.            reference.
                  Healy, each dated December 13, 1999.

10.7(a)           Form of Restricted Stock Agreement,           Previously filed on Form 10-K for the year ended
                   entered into between North Fork              December 31, 1999, dated March  29, 2000, as
                  Bancorporation, Inc. and John A.              Exhibit 10.11(a) and incorporated herein by
                  Kanas, John Bohlsen, and Daniel M.            reference.
                  Healy, each dated December 13, 1999.

10.8(a)           North Fork Bancorporation, Inc. 1999          Previously filed on Form 10-K for the year ended
                  Stock Compensation Plan.                      December 31, 1999, dated March 29, 2000
                                                                (Registration No.333-39536), as  Exhibit 10.12(a)
                                                                and incorporated herein by reference.

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

10.10(a)          North Fork Bancorporation, Inc. 1998          Previously filed on Form 10-K for the year ended
                  Stock Compensation Plan, as amended.          December 31, 1999, dated March 29, 2000,
                                                                (Registration No.333-74713) as Exhibit 10.14(a) and
                                                                incorporated herein by reference.

10.11(a)          Form of Consulting Agreement, as entered      Previously filed on Form 10-K for the year ended
                  into between North Fork Bancorporation,       December 31, 1999, dated March 29, 2000, as
                  Inc. and Raymond A. Nielsen III, dated        Exhibit 10.15(a) and incorporated herein by
                  December 29, 1999.                            reference.

10.12(a)          Form of Consulting Agreement, as entered      Previously filed on Form 10-K for the year ended
                  into between North Fork Bancorporation,       December 31, 1999, dated March 29, 2000, as
                  Inc. and Thomas M. O'Brien, dated             Exhibit 10.16(a) and incorporated herein by
                  December 31, 1999.                            reference.

10.13(a)          Jamaica Savings Bank FSB Benefit              Previously filed by JSB Financial, Inc. on Form
                  Restoration Plan (Amended and                 10-K for the year ended December 31, 1994
                  Restated)                                     (Registration No.333-94385) and incorporated
                                                                herein by reference.

10.14(a)          JSB Financial, Inc. 1996 Stock Option         Previously filed by JSB Financial, Inc. on the
                  Plan                                          Proxy Statement dated March 29, 1996, Appendix
                                                                A (pages 21-33), and incorporated
                                                                herein by reference.

10.15(a)          Reliance Bancorp, Inc. 1994 Incentive         Previously filed by Reliance Bancorp, Inc. on the
                  Stock Option Plan                             Proxy Statement dated October 7, 1994 and
                                                                incorporated herein  by reference.

10.16(a)          Reliance Bancorp, Inc. Amended and            Previously filed by Reliance Bancorp, Inc. on
                  Restated Incentive Stock Option Plan          Form 10-K for the period ended June 30, 1998
                                                                and (Registration No.333-94381) incorporated
                                                                herein by reference.

10.17(a)          North Fork Bancorporation, Inc.               Previously filed on Form 10-K for the year ended
                  Amended and Restated Performance Plan.        December 31, 2000, dated March 27, 2001, as
                                                                Exhibit 10.18 (a) and incorporated herein by
                                                                reference.

10.18(a)          North Fork Bancorporation, Inc. Annual        Filed herewith.
                  Incentive Compensation Plan

10.19 (a)         North Fork Bancorporation, Inc.               Previously filed on Form S-8, dated September
                  401(K) Retirement Savings Plan, as            28, 1992 (Registration No.33-52504) as amended

                  amended                                       by Exhibit 4 to the Registrant's Registration
                                                                Statement on Form S-8 dated February 2, 1996
                                                                (Registration No.333-00675) and incorporated herein
                                                                by reference.  These filings were also amended by
                                                                the filing of Form S-8, dated September 20, 2001
                                                                (Registration No.333-69700) and incorporated herein
                                                                by reference.

10.20(a)          North Fork Bancorporation, Inc.               Previously filed on Form S-8 dated, September 20,
                  Key Employee Stock Plan                       2001 (Registration No.333-69698) and incorporated
                                                                herein by reference.

11                Statement re: Computation of                  Filed herewith.
                  Earnings Per Share.

EXHIBIT
NUMBER                    DESCRIPTION                                  METHOD OF FILING
------                    -----------                                  ----------------
13                Pages 12 through 75 of the Company's                 Filed herewith.
                  2001 Annual Report to Shareholders
                  that are incorporated herein by
                  reference.

21                Subsidiaries of Company.                             Filed herewith.

23                Accountants' Consent.                                Filed herewith.


(a) Management contract or compensatory plan or arrangement.