Form 10-Q
period 2002-03-31
NORTH FORK BANCORPORATION INC
filed 2002-05-15
CIK 352510

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED:                MARCH 31, 2002
                                     --------------


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

                           Yes (X)      No ( )


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF COMMON STOCK                 NUMBER OF SHARES OUTSTANDING - 5/13/02
---------------------                 --------------------------------------
   $.01 PAR VALUE                                  163,869,323

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not Applicable.

ITEM 5.  OTHER INFORMATION
         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are submitted herewith:

                  Exhibit #             Description
                  ---------             -----------
                    (11)        Statement Re: Computation of Per Share Earnings.

         (b)      Current Reports on Form 8-K


         1. Current Report on Form 8-K dated January 29, 2002. (Announcing that the Company will be presenting at the Soloman Smith Barney Financial Services Conference on January 30, 2002).

         2. Current Report on Form 8-K dated February 26, 2002. (Announcing that the Company will be presenting at the Sandler O'Neill & Partners West Coast Financial Services Conference on February 27, 2002).

         3. Current Report on Form 8-K dated March 6, 2002. (Announcing that the Company will be presenting at the Keefe, Bruyette & Woods, Inc., Eastern Regional Bank
                  Symposium in Boston on March 7, 2002).

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                 -----------------------------------------------
                                                                                    MARCH 31,       DECEMBER 31,       MARCH 31,
(in thousands, except per share amounts)                                              2002             2001               2001
                                                                                 -----------------------------------------------
ASSETS:

Cash & Due from Banks.........................................................      $299,915          $333,250          $288,167
Money Market Investments......................................................        56,896            17,684            54,223
Securities:
   Available-for-Sale ($1,755,522 , $1,618,979 and $1,580,876 pledged at
      March 31, 2002, December 31, 2001 and March 31, 2001, respectively).....     4,926,156         5,043,557         3,547,016
   Held-to-Maturity ($ 358,794, $472,423 and $589,229 pledged at
     March 31, 2002, December 31, 2001and March 31, 2001, respectively).......       602,509           709,965           933,132
                                                                                 -----------------------------------------------
      Total Securities........................................................     5,528,665         5,753,522         4,480,148
                                                                                 -----------------------------------------------
Loans, Net of Unearned Income.................................................    10,583,097        10,399,691         9,658,608
            Less: Allowance for Loan Losses...................................       106,352           103,801            90,941
                                                                                 -----------------------------------------------
                  Net Loans...................................................    10,476,745        10,295,890         9,567,667
                                                                                 -----------------------------------------------
Goodwill......................................................................       398,783           398,785           323,285
Identifiable Intangibles .....................................................        27,352            28,489            19,066
Premises & Equipment..........................................................       111,050           110,779            99,321
Accrued Income Receivable.....................................................        94,011            93,400            95,630
Other Assets..................................................................       163,160           200,304           117,718
                                                                                 -----------------------------------------------
     Total Assets.............................................................   $17,156,577       $17,232,103       $15,045,225
                                                                                 ===============================================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Demand Deposits...............................................................    $2,714,795        $2,702,753        $1,960,613
Savings Deposits..............................................................     3,248,736         3,131,471         2,882,188
NOW & Money Market Deposits...................................................     2,406,424         2,037,518         1,564,784
Other Time Deposits...........................................................     2,231,291         2,340,883         2,403,173
Certificates of Deposit, $100,000 & Over......................................     1,012,848         1,090,681           817,979
                                                                                 -----------------------------------------------
     Total Deposits...........................................................    11,614,094        11,303,306         9,628,737
                                                                                 -----------------------------------------------

Federal Funds Purchased & Securities Sold Under
   Agreements to Repurchase...................................................     1,804,300         2,142,182         2,065,682
Other Borrowings..............................................................     1,550,000         1,550,000         1,552,998
Due To Brokers................................................................        23,359           200,602             6,249
Accrued Expenses & Other Liabilities..........................................       420,248           354,641           252,173
                                                                                 -----------------------------------------------
      Total Liabilities.......................................................   $15,412,001       $15,550,731       $13,505,839
                                                                                 -----------------------------------------------

Capital Securities............................................................      $244,370          $244,364          $244,345

STOCKHOLDERS' EQUITY:

Preferred Stock, par value $1.00; authorized 10,000,000 shares, unissued....               -                 -                 -
Common Stock, par value $0.01; authorized 500,000,000 shares;
    issued 174,580,778 shares at March 31, 2002...............................         1,746             1,746             1,746
Additional Paid in Capital....................................................       370,006           364,345           359,300
Retained Earnings.............................................................     1,396,387         1,337,564         1,191,728
Accumulated Other Comprehensive Income .......................................         4,401            10,341            30,889
Deferred Compensation.........................................................      (56,343)          (42,535)          (30,990)
Treasury Stock at cost;  10,765,466 shares at March 31, 2002..................     (215,991)         (234,453)         (257,632)
                                                                                 -----------------------------------------------
      Total Stockholders' Equity..............................................     1,500,206         1,437,008         1,295,041
                                                                                 -----------------------------------------------
      Total Liabilities and Stockholders' Equity..............................   $17,156,577       $17,232,103       $15,045,225
                                                                                 ===============================================


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                                      THREE MONTHS ENDED
                                                                                                  --------------------------
                                                                                                  MARCH 31,        MARCH 31,
(in thousands, except per share amounts)                                                             2002              2001
                                                                                                  --------------------------
INTEREST INCOME:
Loans................................................................................             $194,671         $194,549
Mortgage-Backed Securities............................................................              79,163           60,455
Other Securities......................................................................               8,606           12,278
U.S. Treasury & Government Agency Securities..........................................                 470            2,326
State & Municipal Obligations........................................................                2,661            2,070
Money Market Investments..............................................................                 228              811
                                                                                                  --------------------------
   Total Interest Income..............................................................             285,799          272,489
                                                                                                  --------------------------

INTEREST EXPENSE:

Savings, NOW & Money Market Deposits..................................................              14,616           22,138
Other Time Deposits...................................................................              19,395           31,502
Certificates of Deposit, $100,000 & Over..............................................               7,888            9,621
Federal Funds Purchased & Securities Sold Under Agreements to Repurchase..............              20,255           31,403
Other Borrowings......................................................................              19,648           24,540
                                                                                                  --------------------------
   Total Interest Expense.............................................................              81,802          119,204
                                                                                                  --------------------------
   Net Interest Income................................................................             203,997          153,285
Provision for Loan Losses.............................................................               6,250            3,750
                                                                                                  --------------------------
   Net Interest Income after Provision for Loan Losses................................             197,747          149,535
                                                                                                  --------------------------

NON-INTEREST INCOME:

Customer Related Fees & Service Charges...............................................              18,386           13,018
Investment Management, Commissions & Trust Fees.......................................               4,750            3,974
Mortgage Banking Operations...........................................................               1,268              990
Check Cashing Fees....................................................................                 763              765
Other Operating Income................................................................               2,506            2,481
Securities Gains, net.................................................................               1,028            3,872
Derivative Gain.......................................................................                   -            7,943
                                                                                                  --------------------------
     Total Non-Interest Income........................................................              28,701           33,043
                                                                                                  --------------------------

NON-INTEREST EXPENSE:

Employee Compensation & Benefits......................................................              40,665           29,449
Occupancy & Equipment, net............................................................              12,912           10,236
Other Operating Expenses..............................................................              16,518           12,550
Capital Securities Costs..............................................................               5,140            5,140
Amortization of Identifiable Intangibles .............................................               1,137              710
Amortization of Goodwill.............................................................                    -            4,757
                                                                                                  --------------------------
    Total Non-Interest Expense........................................................              76,372           62,842
                                                                                                  --------------------------
Income Before Income Taxes............................................................             150,076          119,736
Provision for Income Taxes............................................................              51,776           41,309
                                                                                                  --------------------------
     Net Income.......................................................................             $98,300          $78,427
                                                                                                  ==========================

Earnings Per Share - Basic............................................................               $0.61            $0.49
Earnings Per Share - Diluted..........................................................               $0.61            $0.49
Cash Dividends .......................................................................               $0.24            $0.21


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

FOR THE THREE MONTHS ENDED MARCH 31,                                                              2002             2001
                                                                                              ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income.........................................................................             $98,300          $78,427
ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:

Provision for Loan Losses..........................................................               6,250            3,750
Depreciation and Amortization......................................................               5,396            4,127
Amortization of Goodwill & Identifiable Intangible Assets..........................               1,137            5,467
Amortization of Securities Premiums................................................               5,049            1,644
Accretion of Discounts and Net Deferred Loan Fees..................................            (14,276)          (7,619)
Net Security Gains.................................................................             (1,028)          (3,872)
Derivative Gains...................................................................                   -          (7,943)
Other, Net.........................................................................            (89,800)           39,807
                                                                                              ---------------------------
    Net Cash Provided by Operating Activities......................................              11,028          113,788
                                                                                              ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Securities Held-to-Maturity...........................................                   -          (1,900)
Maturities, Redemptions, Calls and Principal Repayments on
    Securities Held-to-Maturity....................................................             107,158           54,244
Purchases of Securities Available-for-Sale.........................................           (615,713)        (183,823)
Proceeds from Sales of Securities Available-for-Sale...............................              39,055           48,743
Maturities, Redemptions, Calls and Principal Repayments on
    Securities Available-for-Sale..................................................             712,625          212,428
Loans Originated, net of Principal Repayments and Charge-offs......................           (247,143)        (267,961)
Proceeds from the Sale of Loans....................................................              62,700            5,358
Transfers to Other Real Estate, net of sales.......................................                (15)             (18)
Purchases of Premises and Equipment, net...........................................             (3,520)          (5,245)
                                                                                              ---------------------------
    Net Cash Provided by/(Used in) Investing Activities............................              55,147        (138,174)
                                                                                              ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Customer Deposit Liabilities.......................................             310,788          459,542
Net Decrease in Borrowings.........................................................           (337,882)        (385,467)
Purchase of Treasury Stock.........................................................                   -          (4,996)
Exercise of Options and Common Stock Sold for Cash.................................              6,050           16,732
Cash Dividends Paid................................................................            (39,254)         (29,069)
                                                                                              ---------------------------
    Net Cash (Used in)/Provided by Financing Activities............................            (60,298)           56,742
                                                                                              ---------------------------
    Net Increase in Cash and Cash Equivalents......................................               5,877           32,356
Cash and Cash Equivalents at Beginning of the Period...............................             350,934          310,034
                                                                                              ---------------------------
Cash and Cash Equivalents at End of the Period.....................................            $356,811         $342,390
                                                                                              ===========================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid (Received) During the Period for:
    Interest Expense...............................................................             $81,253         $112,141
                                                                                              ===========================
    Income Taxes...................................................................           ($56,661)           27,698
                                                                                              ===========================

Securities Transferred from Held-to-Maturity to Available-for-Sale
    in Accordance with SFAS No. 133................................................                   -          119,578
                                                                                              ===========================
During the Period the Company Purchased Various Securities which
    Settled in the Subsequent Period...............................................              23,359            6,249
                                                                                              ===========================

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (Dollars in thousands, except per share amounts)

                                                      Additional                  Other
                                              Common   Paid in     Retained   Comprehensive     Deferred      Treasury
                                              Stock    Capital     Earnings       Income      Compensation      Stock       Total
                                              --------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000................    $1,746   $359,679   $1,147,375       $9,694       ($32,474)    ($272,102)  $1,213,918
Net Income................................         -          -       78,427            -              -             -       78,427
Cash Dividends ($.21 per share)...........         -          -      (34,074)           -              -             -     (34,074)
Issuance of Stock (43,007 shares).........         -        244            -            -              -           851        1,095
Purchases of Treasury Stock (200,000 shares)       -          -            -            -              -        (4,996)     (4,996)
Restricted Stock Activity, net............         -         16            -            -          1,484          (424)       1,076
Stock Based Compensation Activity, net....         -       (639)           -            -              -        19,039       18,400
Other Comprehensive Income................         -          -            -       21,195              -             -       21,195
                                              --------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2001...................    $1,746   $359,300   $1,191,728      $30,889       ($30,990)    ($257,632)  $1,295,041
                                              ======================================================================================

BALANCE, DECEMBER 31, 2001................    $1,746   $364,345   $1,337,564      $10,341       ($42,535)    ($234,453)  $1,437,008
Net Income................................         -          -       98,300            -              -             -       98,300
Cash Dividends ($.24 per share)...........         -          -      (39,477)           -              -             -     (39,477)
Issuance of Stock (39,072 shares).........         -        549            -            -              -           784        1,333
Restricted Stock Activity, net............         -      6,490            -            -        (13,808)        9,196        1,878
Stock Based Compensation Activity, net....         -     (1,378)           -            -              -         8,482        7,104
Other Comprehensive Income................         -          -            -       (5,940)             -             -       (5,940)
                                              --------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2002...................    $1,746   $370,006   $1,396,387       $4,401       ($56,343)    ($215,991)  $1,500,206
                                              ======================================================================================


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

For the Three Months Ended March 31,                                                               2002           2001
                                                                                                 ----------------------
Net Income..............................................................................         $98,300        $78,427
                                                                                                -----------------------
OTHER COMPREHENSIVE INCOME/(LOSS), BEFORE TAXES:

UNREALIZED GAINS/(LOSSES) ON SECURITIES:
  Changes in Unrealized Gains/(Losses) Arising During The Period........................        (18,296)         43,030
  Less: Reclassification Adjustment For Gains Included in Net Income....................         (1,028)         (3,872)
                                                                                                -----------------------
                                                                                                (19,324)         39,158
                                                                                                =======================
UNREALIZED GAINS/(LOSSES) ON DERIVATIVE INSTRUMENTS:

  Transitional Gain Recognized From The Effect of A Change in Accounting Principle......               -          2,161
  Changes in Unrealized Gains/(Losses) Arising During the Period........................           8,902        (4,136)
  Less: Reclassification Adjustment For Gains Included in Net Income....................               -              -
                                                                                                -----------------------
                                                                                                   8,902         (1,975)
                                                                                                =======================
  Other Comprehensive Income/(Loss), before taxes.......................................        ($10,422)       $37,183
  Income Tax (Expense)/Benefit on Items of Other Comprehensive Income...................           4,482        (15,988)
                                                                                                -----------------------
  Other Comprehensive Income/(Loss), net of taxes.......................................         ($5,940)       $21,195
                                                                                                -----------------------
  Comprehensive Income..................................................................         $92,360        $99,622
                                                                                                =======================


See Accompanying Notes to Consolidated Financial Statements.

                        NORTH FORK BANCORPORATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                            MARCH 31, 2002 AND 2001

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

Factors that may cause or contribute to such differences include, among others, the following possibilities: (1) changes in general business and economic conditions on both a regional and national level; (2) worldwide political and social unrest, including acts of war and terrorism; (2) increased competition in terms of the products and services the Company offers and the markets in which the Company conducts its business; (3) changes in the interest rate environment, which may impact the interest margin; (4) legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; and (5) technological changes, including the impact of the Internet.

Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

COMPANY DESCRIPTION

         North Fork Bancorporation, Inc. (the "Company") is a $17.2 billion multi-bank holding company headquartered in Melville, New York. The Company operates from 164 branches in the New York Metropolitan area, substantially all of which are North Fork Bank ("North Fork") branches, its primary subsidiary. At March 31, 2002, North Fork's assets constitute in excess of 90% of consolidated assets and revenue. Other Company subsidiaries offer financial services related products such as asset management, brokerage and sales of alternative investment products. The Company's other banking subsidiary, Superior Savings of New England, N.A., is a nationally chartered bank that is in the electronic banking business focused on gathering deposits throughout the northeast.

         The Company conducts its business in a dense geographic area in, and contiguous to, New York City. Total deposits, in the eight New York counties where the Company pursues its strategy, approximate $378 billion (Manhattan, Queens, Brooklyn, Bronx, Nassau, Suffolk, Westchester and Rockland). Additionally, this geographic area has a population exceeding 11 million people comprising over 4 million households. It is an over-consolidated, yet fragmented marketplace, where a few multi-national banking organizations control the significant portion of total deposits. This competitively attractive environment has given the Company multiple opportunities to gain market share through generic growth and from mergers and acquisitions. In November 2001, the Company acquired the domestic business of Commercial Bank of New York ("CBNY") for $175 million. CBNY had $1.2 billion in total assets, $310 million in loans, $898 million in deposits and $113 million in capital. The primary focus of this acquisition was the addition of nine new branch locations and CBNY's customer base in the lucrative borough of Manhattan, where the Company has been concentrating on generating deposit growth by opening new branches and hiring experienced bankers to generate deposits.

         The Company has achieved double digit growth and superior returns while overcoming the impact on the local economy caused by the aftermath of the tragic events of September 11, 2001, weakening employment and other negative factors affecting the New York metropolitan area and the State, in general. Management believes that similar returns should continue in the future because of its competitive position as the only commercial bank of its size totally dedicated to this market.

BASIS OF PRESENTATION

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

         Results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results of operations which may be expected for the full year 2002 or any other interim periods.

         These statements should be read in conjunction with the Company's 2001 Annual Report on Form 10-K, which is incorporated herein by reference.

RECENT ACCOUNTING DEVELOPMENTS

BUSINESS COMBINATIONS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" ("SFAS 141"). SFAS 141 addresses the financial accounting and reporting for business combinations and requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of pooling-of-interests method of accounting. Pooling transactions initiated prior to that date were not affected. SFAS 141 also establishes guidelines as to how the purchase method is to be applied. This guidance is similar to that previously contained in APB Opinion No. 16, however, SFAS 141 establishes additional disclosure requirements for transactions occurring after the effective date. SFAS 141 also requires identifiable intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria. The requirements of SFAS 141 were applied in the acquisition of CBNY.

GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses the initial recognition and measurement of intangible assets acquired individually or with a group of other assets not constituting a business combination. In accordance with the provisions of SFAS 142, all goodwill and identifiable intangible assets identified as having an indefinite useful life, including those acquired before its effective date, will no longer be amortized but will be assessed for impairment at least annually by applying a fair-value based test as defined in the Statement. SFAS 142 requires that acquired intangible assets having an estimated useful life, be separately recognized and amortized over their estimated useful lives. Intangible assets that remain subject to amortization shall continue to be reviewed for impairment in accordance with previous pronouncements.

     Additionally, SFAS 142 required that the Company complete an initial impairment assessment on all goodwill recognized in its consolidated financial statements within six months of the statements adoption to determine if a transition impairment charge needed to be recognized. The initial impairment assessment was completed by year end 2001 and management determined that no impairment charge was needed. The consolidated balance sheets and statements of income presented herein, disclose the identifiable intangible assets and amortization expense. Effective January 1, 2002, the goodwill amortization ceased, however, identifiable intangible assets will continue to be amortized over the estimated useful lives.

     At March 31, 2002, identifiable intangible assets of $27.4 million ($50.4 million original balance less $23.0 million in accumulated amortization) remain subject to future amortization. Amortization expense recognized during the quarter was $1.1 million and is projected to be $4.4 million for the full year. The full year amounts are expected to decline modestly over the next five years.

     The consolidated statement of income for the three months ended March 31, 2001, shown for comparative purposes, reclassifies the expense amounts of a continuing nature and the amount that was discontinued effective January 1, 2002, in accordance with the provisions of SFAS142.

     Net income and earnings per share data adjusted to exclude that portion of the discontinued amortization expense for the three months ended March 31, 2001, is as follows:

(dollars in thousands except per share amounts)            March 31, 2001
                                                           --------------
     Net Income, as reported ....................             $  78,427
     Add:  Amortization of Goodwill..............                 4,757
                                                              ---------
     Net Income, as adjusted.....................             $  83,184
                                                              =========

     Adjusted Earnings Per Share:................
           Basic  ...............................             $     .52
           Diluted...............................             $     .52

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes that the adoption of this statement will not effect its earnings or financial position.

ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and resolves accounting and implementation issues related to previous pronouncements. More specifically, it: (a) eliminates the allocation of goodwill to long-lived assets to be tested for impairment; and (b) details both a probability - weighted and primary asset approach to estimate cash flows in testing for impairment of a long-lived asset. SFAS 144 was effective for financial statements issued for fiscal years beginning after December 15, 2001. Management believes that the adoption of this statement will not effect its earnings or financial position.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

OVERVIEW

         The following table sets forth selected financial highlights for the three months ended March 31, 2002 and 2001, respectively. The succeeding discussion and analysis describes the changes in components of operating results giving rise to net income.

                                                                                        THREE MONTHS ENDED
                                                                                  -------------------------------
                                                                                  MARCH 31,             MARCH 31,
(in thousands, except ratios & per share amounts)                                   2002                  2001
                                                                                  -------------------------------
EARNINGS:
    Net Income....................................................                 $98,300              $78,427
-----------------------------------------------------------------------------------------------------------------

PER SHARE:
    Earnings Per Share - Basic....................................                   $0.61                $0.49
    Earnings Per Share - Diluted..................................                   $0.61                $0.49
    Cash Dividends ...............................................                   $0.24                $0.21
    Dividend Payout Ratio.........................................                   39.3%                42.9%
    Book Value ...................................................                   $9.16                $8.01
    Average Equivalent Shares - Basic.............................                 160,311              159,208
    Average Equivalent Shares - Diluted...........................                 162,183              160,961
-----------------------------------------------------------------------------------------------------------------

SELECTED RATIOS:
    Return on Average Total Assets................................                   2.32%                2.13%
    Return on Average Stockholders' Equity .......................                  26.55%               24.60%
    Yield on Interest Earning Assets..............................                   7.40%                8.03%
    Cost of Funds.................................................                   2.67%                4.30%
    Net Interest Margin...........................................                   5.32%                4.58%
    Core Efficiency Ratio ........................................                  32.19%               32.32%

RISK BASED CAPITAL:
         Tier 1..................................................                   13.51%               12.89%
         Total...................................................                   14.60%               13.90%
         Leverage................................................                    7.86%                8.01%

         Net income for the first quarter of 2002, improved 25% to $98.3 million or diluted earnings per share of $.61 when compared to $78.4 million or diluted earnings per share of $.49 for the same period of 2001. Return on average stockholders' equity and average total assets rose to 26.6% and 2.3%, respectively for the first quarter of 2002 as compared to 24.6% and 2.1%, respectively for the first quarter of 2001.

         The improvement in earnings during the most recent quarter reflects multiple factors including: (a) significant improvement in the net interest margin driven by the rapid decline in the cost of funds, (b) interest earning asset growth, both loans and securities, (c) new branch opening results, (d) a full quarter of operating results following the acquisition of CBNY in 2001, (f) continued control of operating expenses, reflected by a 32.2% core efficiency ratio, and (e) minimization of exposure to credit losses resulting in a .14% net charge-offs to average loans. Each of these elements is discussed in the succeeding sections.

NET INTEREST INCOME

         Net interest income, is the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities and constitutes 88% of total revenue. Net interest income is affected by the level and composition of assets, liabilities and equity, as well as changes in market interest rates.

         Net interest margin is determined by dividing tax equivalent net interest income by average interest-earning assets. The interest rate spread is the difference between the average equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest margin is generally greater than the interest rate spread due to the additional income earned on those assets funded by non-interest-bearing liabilities, primarily demand deposits and stockholders' equity.

         The following table presents an analysis of net interest income by each major category of interest earning assets and interest bearing liabilities for the three months ended March 31;

                                                                      2002                                2001
                                                     -------------------------------------------------------------------------
                                                        AVERAGE                  AVERAGE    AVERAGE                    AVERAGE
 (dollars in thousands)                                 BALANCE     INTEREST      RATE      BALANCE      INTEREST        RATE
                                                     -------------------------------------------------------------------------
INTEREST EARNING ASSETS:
Securities......................................      $5,392,521     $95,718      7.20%    $4,425,861      $81,760       7.49%
Loans, net (1)..................................      10,487,002     194,983      7.54%     9,517,921      194,769       8.30%
Money Market Investments........................          57,906         255      1.79%        60,154          874       5.89%
                                                     -----------------------              ------------------------
  Total Interest Earning Assets (3).............      15,937,429     290,956      7.40%    14,003,936      277,403       8.03%
                                                     -----------------------              ------------------------

NON INTEREST EARNING ASSETS:
Cash and Due from Banks.........................         351,084                              259,852
Other Assets (2)................................         859,905                              642,792
                                                     -----------                          -----------
  Total Assets..................................     $17,148,418                          $14,906,580
                                                     ===========                          ===========

INTEREST BEARING LIABILITIES:
Savings, NOW & Money Market Deposits............      $5,399,952     $14,616      1.10%    $4,257,176      $22,138       2.11%
Time Deposits...................................       3,439,750      27,283      3.22%     3,058,514       41,123       5.45%
                                                     -----------------------              ------------------------
  Total Savings and Time Deposits...............       8,839,702      41,899      1.92%     7,315,690       63,261       3.51%
Federal Funds Purchased & Securities Sold.......
  Under Agreements to Repurchase................       2,040,190      20,255      4.03%     2,221,301       31,403       5.73%
Other Borrowings................................       1,550,000      19,648      5.14%     1,707,473       24,540       5.83%
                                                     -----------------------              ------------------------
  Total Borrowings..............................       3,590,190      39,903      4.51%     3,928,774       55,943       5.77%
                                                     -----------------------              ------------------------
    Total Interest Bearing Liabilities..........      12,429,892      81,802      2.67%    11,244,464      119,204       4.30%
                                                     -----------------------              ------------------------
Rate Spread.....................................                                  4.73%                                  3.73%

NON-INTEREST BEARING LIABILITIES:

Demand Deposits.................................       2,623,465                            1,905,618
Other Liabilities...............................         323,554                              197,012
                                                     -----------                          -----------
 Total Liabilities..............................      15,376,911                           13,347,094
Capital Securities..............................         244,367                              244,342
 Stockholders' Equity...........................       1,527,140                            1,315,144
                                                     -----------                          -----------
  Total Liabilities and Stockholders' Equity....     $17,148,418                          $14,906,580
                                                     ===========                          ===========
Net Interest Income and Net Interest Margin (3).                     209,154      5.32%                    158,199       4.58%
Less: Tax Equivalent Adjustment.................                      (5,157)                               (4,914)
                                                                    --------                              --------
     Net Interest Income........................                    $203,997                              $153,285
                                                                    ========                              ========

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(3) Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investment in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.77, $1.65, $1.55, $1.24, and $1.03 for the three months ended March 31, 2002; and $1.77, $1.60, $1.55, $1.24, and $1.03 for the three months ended March 31, 2001.

         The following table sets forth a summary analysis of the relative impact on net interest income of changes in the average volume of interest earning assets and interest bearing liabilities and changes in average rates on such assets and liabilities. Because of the numerous simultaneous volume and rate changes during the period analyzed, it is not possible to precisely allocate changes to volume or rate. For presentation purposes, changes which are not solely due to volume changes or rate changes have been allocated to these categories based on the respective percentage changes in average volume and average rates as they compare to each other.

                                                                                             THREE MONTHS ENDED
                                                                                          MARCH  31, 2002 VS. 2001
                                                                                 ---------------------------------------------
                                                                                                 CHANGE IN
                                                                                 AVERAGE          AVERAGE         NET INTEREST
 (in thousands)                                                                   VOLUME            RATE             INCOME
                                                                                 ---------------------------------------------
INTEREST INCOME FROM EARNING ASSETS:
Securities...........................................................            $16,823          ($2,865)          $13,958
Loans, net (2).......................................................             18,875          (18,661)              214
Money Market Investments.............................................                (32)            (587)             (619)
                                                                                 ------------------------------------------
   Total Interest Income.............................................             35,666          (22,113)           13,553
                                                                                 ==========================================
INTEREST EXPENSE ON LIABILITIES:

Savings, NOW & Money Market Deposits.................................              4,920          (12,442)           (7,522)
Time Deposits........................................................              3,607          (17,447)          (13,840)
Federal Funds Purchased and Securities Sold..........................
  Under Agreements to Repurchase.....................................             (2,399)          (8,749)          (11,148)
Other Borrowings.....................................................             (2,129)          (2,763)           (4,892)
                                                                                 ------------------------------------------
   Total Interest Expense............................................              3,999          (41,401)          (37,402)
                                                                                 ------------------------------------------
Net Change in Net Interest Income....................................            $31,667          $19,288           $50,955
                                                                                 ==========================================

(1)      The above table is presented on a tax equivalent basis.

(2) Non-accrual loans are included in average loans, net of unearned income.

         Net interest income during the first quarter of 2002 improved by $50.7 million, or 33.1% to $204 million when compared to $153.3 million for the same period of 2001. The net interest margin rose by 74 basis points to 5.32% from 4.58% during the same period. The improvement in both net interest income and net interest margin was due primarily to the impact of significantly lower market interest rates and is reflective of management's strategy to generate deposits, especially demand deposits.

         The strategy of generating core deposits, included increasing market share, with an emphasis on Manhattan, through the opening of new branch locations and continuing to cultivate acquired branches, including merging CBNY's former locations, with North Fork's. In addition, this strategy includes growing the level of interest earning assets and repositioning the asset/liability mix to benefit from market interest rates existing during 2001.

         In 2001, the Federal Reserve reduced short-term interest rates by 450 basis points to provide stimulus to a weakening economy. The Federal Reserve's actions have positively impacted the net interest margin. The interest rate environment has contributed to: (a) increased loan demand; (b) growth in core deposit balances, as consumers sought to reduce their equity investment exposure; and (c) a reduction in overall borrowing costs.

         The aforementioned factors were the primary contributors to the steady improvements of both net interest margin and, more importantly, net interest income. The follow table summarizes the impact these factors had on the components comprising the Company's net interest margin over the last five quarters.

                                                               2002                                 2001
                                                             1ST QTR        4th Qtr        3rd Qtr        2nd Qtr        1st Qtr
                                                             -------------------------------------------------------------------
INTEREST EARNING ASSETS:
Securities.........................................            7.20%          7.04%          7.22%          7.40%          7.49%
Loans, net ........................................            7.54%          7.62%          7.89%          8.06%          8.30%
Money Market Investments...........................            1.79%          2.51%          3.76%          4.77%          5.89%
                                                             -------------------------------------------------------------------
  Total Interest Earning Assets....................            7.40%          7.41%          7.65%          7.84%          8.03%
                                                             ===================================================================

INTEREST BEARING LIABILITIES:
Savings, NOW & Money Market Deposits...............            1.10%          1.20%          1.70%          2.00%          2.11%
Time Deposits......................................            3.22%          3.84%          4.52%          5.11%          5.45%
                                                             -------------------------------------------------------------------
  Total Savings and Time Deposits..................            1.92%          2.28%          2.85%          3.30%          3.51%
Federal Funds Purchased & Securities Sold..........
  Under Agreements to Repurchase...................            4.03%          4.11%          4.77%          5.24%          5.73%
Other Borrowings...................................            5.14%          5.10%          5.10%          5.12%          5.83%
                                                             -------------------------------------------------------------------
  Total Borrowings.................................            4.51%          4.50%          4.91%          5.18%          5.77%
                                                             -------------------------------------------------------------------
  Total Interest Bearing Liabilities...............            2.67%          2.99%          3.51%          3.87%          4.30%
                                                             ===================================================================

Interest Rate Spread...............................            4.73%          4.42%          4.14%          3.97%          3.73%
Net Interest Margin ...............................            5.32%          5.06%          4.87%          4.77%          4.58%

         During the most recent quarter, average interest earning assets grew by $1.9 billion, while the yield declined by 63 basis points to 7.40% compared to the first quarter of 2001. As a result, interest income in the quarter rose $13.3 million or 4.9% to $285.8 million compared to the comparable prior year period, primarily due to growth in the securities portfolio.

         Average loans increased $ 969 million or 10.2% to $10.5 billion, as loan yields declined 76 basis points to 7.54% during the period. Accordingly, the impact of higher loan balances on net interest income was offset by the decline in loan yields. Generally, as a result of the Company's loan mix, loan yields tend to decline at a slower pace than the decline in the cost of funds. The components of the loan portfolio have evolved as the Company expands into new markets and attracts new business leveraging its existing locations and expanding bank product offerings. Strong growth was experienced in substantially all loan categories. The commercial portfolios have benefited from the expanded presence in the New York City market, the maturation of All Points Capital, the Company's equipment and lease financing subsidiary, and the expansion of small business lending. The over-consolidation within the market has also provided the Company with opportunities to prudently expand its commercial portfolio. Consumer loans benefited from the geographic expansion and broadening network of active dealers within its market. Loan growth also provides opportunities for deposit growth as many products require mandatory levels of compensating deposit balances. Loans represented 65.8% of average interest earning assets during the first quarter of 2002 as compared to 68.0% in the first quarter of 2001. The current interest rate environment should continue to have a favorable impact on loan growth, but will result in lower loan yields during the remainder of 2002.

         Average securities increased by $966.7 million, or 21.8% to $ 5.4 billion during the first quarter of 2002, while yields declined 29 basis points to 7.20%. The growth in securities was due in large measure to the investment of cash flows generated from growth in core deposits.

         Interest expense during the first quarter of 2002, declined $37.4 million, or 31.4% to $81.8 million when compared to $119.2 million in the same period of 2001, while overall funding costs improved 163 basis points to 2.67%. These improvements resulted mainly from restructuring borrowings to benefit from lower market interest rates, as well as growth in core deposits which, historically represent a cheaper funding source than wholesale borrowings.

         Average Savings, NOW and Money Market deposits, which represent a stable funding source, increased $ 1.1 billion or 26.8% to $ 5.4 billion during the 2002 first quarter when compared to $ 4.3 billion for the 2001 first quarter. During this same period, the corresponding cost of funds declined by 101 basis points to 1.10%.

         Average time deposits increased $ 381.2 million or 12.5% to $ 3.4 billion at a cost of funds of 3.22% during the first quarter of 2002 from $3.1 billion costing 5.45% during the first quarter of 2001. The 223 basis point decline in the corresponding cost of funds reflects the rapid decline in short-term market interest rates as discussed above. Due to the lagging nature of price resets associated with these deposits, their average cost of funds is expected to modestly reset downward during the second quarter and stabilize for the balance of 2002.

         Average demand deposits increased $717.8 million or 37.7% to $ 2.6 billion during the current quarter when compared to $1.9 billion for the comparable prior year period. At March 31, 2002, demand deposits represented 23.4% of total deposits, as compared to 20.4% at March 31, 2001.

         The continued growth in core deposits is due in large measure to the current economic and interest environment, an expanded presence in the Manhattan marketplace, including the acquisition of CBNY, an emphasis on developing deposit relationships with borrowers and the introduction of new cash management products and services. In addition, the use of incentive compensation plans and the maturity of previously acquired branches positively impacted aggregate deposit balances.

         Average total borrowings were reduced by $338.6 million or 8.6% to $3.6 billion, while borrowing costs declined by 126 basis points to 4.51%. The growth in lower cost core deposits, has been used to fund asset growth while also reducing the absolute level of borrowings and borrowings as a percentage of overall funding sources.

         The decision to maintain a higher level of short-term borrowings has positively impacted the net interest margin. The majority of these LIBOR based borrowings have reset downward in concert with the Federal Funds rate. However, we do not anticipate further reductions in borrowing costs due to the current economic outlook and the Federal Reserves current bias towards interest rates and the fact that $975 million of these liabilities have been extended by management and borrowing costs have been fixed through the use of interest rate swaps.

         While there can be no assurance as to the actual long-term impact market interest rate reductions will have on the level of net interest income and net interest margin, it is presently anticipated that given the pricing sensitivity and asset/liability mix of the balance sheet, the current net interest margin should be sustainable in the near term. However, while net interest income will be improved, the net interest margin will narrow modestly in subsequent quarters by management's decision to leverage a portion of its excess capital by adding approximately $750 million to $1.0 billion in interest earning assets during the second quarter. The majority of these assets will be CMO securities with an average duration of 2.9 funded with short and intermediate term borrowings. Net interest rate spread on these purchases is approximately 275 basis points.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses during the most recent quarter increased $2.5 million to $6.3 million when compared to $3.8 million for the comparable prior year period. The increase in the Company's level of provisioning is consistent with the growth experienced in the loan portfolio during the past year.

         Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements. The evaluation process is undertaken on a quarterly basis but may increase in frequency should conditions arise that would require management's prompt attention. Conditions giving rise to such action are business combinations, opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development, which may indicate an adverse trend.

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

         The methodology employed for assessing the appropriateness of the allowance consists of the following criteria:

           - Establishment of reserve amounts for all specifically identified criticized loans, including those arising from business combinations and those that have been designated as requiring attention by management's internal loan review program, bank regulatory examinations or the Company's external auditors.

           - An average loss factor is applied to smaller balance homogenous types of loans not subject to specific review. These loans include residential 1-4 family properties and consumer loans.

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

         The initial allocation or specific-allowance methodology commences with loan officers and underwriters grading the quality of their loans on an eight-category risk classification scale. Loans identified from this process as below investment grade are referred to the independent Loan Review Department
(LRD) for further analysis and identification of those factors that may ultimately affect the full recovery or collectibility of principal and/or interest. These loans are subject to continuous review and monitoring while they remain in the criticized category. Additionally, LRD is responsible for performing periodic reviews of the loan portfolio that are independent from the identification process employed by loan officers and underwriters. Gradings that fall into criticized categories are further evaluated and a range of reserve amounts is established for each loan.

         The second allocation or loss factor approach to common or homogenous loans is made by applying the average loss factor to the outstanding balances in each loan category.

         The final allocation of the allowance is made by applying several years of loss experience to categories of loans. It gives recognition to the loss experience of acquired businesses, business cycle changes and the real estate components of loans.

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

         Other evidence used to support the amount of the allowance and its components is as follows:

           -    Regulatory examinations.
           -    Amount and trend of criticized loans.
           -    Actual losses.
           -    Peer comparisons with other financial institutions.
           - Economic data associated with the real estate market in the Company's market area.
           - Opportunities to dispose of marginally performing loans for cash consideration.

         Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the allowance for loan losses at March 31, 2002, to be adequate.

         The following table represents a summary of the changes in the allowance for loan losses for the three months ended March 31, 2002 and 2001:

                                                                                  2002               2001
                                                                                --------------------------
(dollars in thousands)
Balance at Beginning of Year.........................................           $103,801           $89,653
Provision for Loan Losses............................................              6,250             3,750
Recoveries Credited to the Allowance.................................              2,105             1,588
                                                                                --------------------------
                                                                                 112,156            94,991
Losses Charged to the Allowance......................................             (5,804)           (4,050)
                                                                                --------------------------
Balance at End of Period.............................................           $106,352           $90,941
                                                                                ==========================
Net Charge-Offs to Average Loans, net................................               0.14%             0.10%


NON-INTEREST INCOME

         Non-interest income, excluding security and derivative gains, increased $6.4 million or 30.4% to $27.7 million during the most recent quarter when compared to $21.2 million in same period of 2001. The growth in non-interest income was achieved through a $5.4 million, or 41.2% increase in customer related fees and service charges to $18.4 million, resulting from continued growth in core deposits, expansion of the customer base using fee based services, primarily cash management and revisions to fee schedules. Investment management, commissions and trust fees rose $.8 million or 19.5% as the Company experienced improvement in the sale of alternative investment products through its retail branch network. Mortgage banking income rose $.3 million or 28.1% due to the increased level of refinancing activity.

         Net securities gains recognized during the first quarter of 2002 were $1.0 million, as compared to $3.9 million during the comparable prior year period. These gains were recognized from the sale of equity and capital securities of certain publicly traded companies. Additionally, during the first quarter of 2001, derivative gains of $7.9 million were recognized on the early termination of $1.0 billion in interest rate floor contracts.

NON-INTEREST EXPENSE

         Non-interest expense, rose $ 13.5 million or 21.5% quarter over quarter to $76.4 million. Contributing to this increase was an additional $11.2 million in employee compensation and benefits, $2.7 million in occupancy and equipment costs and $4.0 million in other operating expenses. Employee compensation and benefits rose 38.1% over the comparable prior year period as a result of increases in incentive based compensation linked to deposit growth and related fee income, annual merit awards, rising costs associated with providing employee benefits and the de novo branch expansion and the acquisition of CBNY. Increases in occupancy and equipment and other operating expenses are partially due to the Company's de novo growth strategy and other costs associated with new business initiatives. The growth in non-interest expense was partially offset by the adoption of SFAS 142 effective January 1, 2002, which no longer requires goodwill and identifiable intangible assets identified as having a indefinite life to be amortized. Goodwill amortization recognized during the first quarter of 2001 was $ 4.8 million.

         The Company's core efficiency ratio, which represents the ratio of non-interest expense, excluding other real estate costs and other non-recurring charges, to net interest income on a tax equivalent basis and non-interest income, excluding securities gains and losses and other non-recurring income, was 32.2% in the 2002 first quarter, as compared to 32.3% for the comparable prior year period. The core efficiency ratio demonstrates management's ability to maintain a disciplined approach to monitoring its operating structure, controlling related costs and while continuing to grow revenue.

INCOME TAXES

         The effective tax rate for the three months ended March 31, 2002 and 2001 was 34.5%. Management anticipates that the effective tax rate for the remainder of 2002 will be approximately 34.5%.

FINANCIAL CONDITION

LOAN PORTFOLIO

         Loans, net of unearned income increased $924.5 million, or 9.6% to $10.6 billion, when compared to $9.7 billion at March 31, 2002. The growth achieved during the past twelve months has resulted from continued strong loan demand and the acquisition of CBNY, which had approximately $300 million in loans at the date of acquisition. CBNY's portfolio was comprised mainly of commercial mortgages, commercial loans and multi-family mortgages. Subsequent to the date of acquisition, approximately $44 million of these loans have been repaid.

         The loan portfolio is primarily secured by real estate in the New York metropolitan area. The segments of the real estate portfolio are diversified in terms of risk and repayment sources. The underlying collateral is balanced between multi-family apartment buildings, residential 1-4 family homes and owner occupied/non-owner occupied commercial properties. The risks inherent in these portfolios are dependent on both regional and general economic stability, which affects property values, and the financial well being and creditworthiness of the borrowers.

The following table represents the components of the loan portfolio for the period indicated,

                                                     ------------------------------------------------------------------------------
                                                       MARCH 31,      % OF      DECEMBER 31,     % OF         MARCH 31,        % OF
(dollars in thousands)                                    2002        TOTAL         2001          TOTAL          2001         TOTAL
                                                     ------------------------------------------------------------------------------
Mortgage Loans-Multi-Family....................       $3,469,485        33%      $3,414,209         33%      $3,327,612         34%
Mortgage Loans-Residential.....................        2,683,180        26%       2,647,190         26%       2,672,568         28%
Mortgage Loans-Commercial......................        1,812,702        17%       1,766,991         17%       1,576,457         16%
Commercial  Loans..............................        1,513,766        14%       1,487,819         14%       1,132,704         12%
Consumer Loans ................................          894,079         8%         876,241          8%         812,058          8%
Construction  & Land Loans.....................          223,148         2%         221,381          2%         151,199          2%
                                                     ------------------------------------------------------------------------------
    Total......................................      $10,596,360       100%     $10,413,831        100%      $9,672,598        100%
                                                     ------------------------------------------------------------------------------
Less:
  Unearned Income & Fees.......................           13,263                     14,140                      13,990
                                                     ------------------------------------------------------------------------------
     Loans, Net................................      $10,583,097                $10,399,691                  $9,658,608
                                                     ==============================================================================

         The Company continues to experience strong origination activity in each major loan category. Origination activity has been impacted by the interest rate environment and initiatives introduced over the last several years to expand our product offerings to attract new customers while continuing to leverage our existing customer base. The impact of lower interest rates on absolute growth levels in each major loan category has been mixed. Strong growth has been experienced in the commercial, commercial real estate, construction and land development and consumer loan categories. Multi-family growth levels have been tempered by management's decision not to compete with more aggressive pricing and/or what appear to be relaxed underwriting standards by competitors. Residential mortgage loans have remained virtually unchanged, but origination volumes have remain at record levels due to refinancing activity.

         The commercial and commercial real estate portfolios have also benefited from the expanded presence in the New York City market, the maturation of All Points Capital, an equipment and lease financing subsidiary, the expansion of the small business lending initiative and the fall-out arising from the over-consolidation within its market.

         Consumer loans continue to benefit from management's initiative to expand the geographic footprint of its automobile financing, while broadening its network of active dealers within its current market.

         To further minimize the risk inherent in the real estate portfolios, management utilizes prudent underwriting standards and diversifies the type and locations of loan collateral. Multi-family mortgage loans generally are for $1-$5 million and include loans on various types of geographically diverse apartment complexes located in the New York metropolitan area. Multi-family mortgages are dependent largely on sufficient rental income to cover operating expenses and may be affected by government regulation, such as rent control regulations, which could impact the future cash flows of the property. Most multi-family mortgages do not fully amortize; therefore, the principal outstanding is not significantly reduced prior to contractual maturity. The residential mortgage portfolio is comprised primarily of first mortgage loans on owner occupied 1-4 family residences located in the Company's market. The commercial mortgage portfolio contains loans secured by professional office buildings, retail stores, shopping centers and industrial developments. Commercial loans consist primarily of loans to small and medium size businesses, as well as loans secured by security interest in lease finance receivables. The commercial mortgage and commercial loan portfolios do not contain any syndicated or foreign/loans to developing countries ("LDC") loans. Consumer loans are primarily issued to finance new and used automobiles and are originated through an expanded dealer network. The credit risk in auto lending is dependent on the creditworthiness of the borrower and the value of the collateral. The average loan originated is generally between $15-$30 thousand for periods ranging from 36-60 months. The consumer loan portfolio does not contain higher risk credit card and sub prime loans. Land loans are used to finance the acquisition of vacant land for future residential and commercial development. Construction loans finance the construction and rehabilitation of both residential and multi-family projects, and to a lesser extent, commercial developments. The construction and land development portfolios do not contain any higher risk equity participation loans ("AD&C" loans).

         Real estate underwriting standards include various limits on the loan-to-value ratios based on the type of property and consideration of the creditworthiness of the borrower, the location of the real estate, the condition and value of the security property, the quality of the organization managing the property, and the viability of the project including occupancy rates, tenants and lease terms. Additionally, the underwriting standards require appraisals, periodic inspections of the properties and ongoing monitoring of operating results.

ASSET QUALITY

         Non-performing assets include loans ninety days past due and still accruing, non-accrual loans and other real estate. Other real estate consists of property acquired through foreclosure or deed in lieu of foreclosure.

         Non-performing assets are detailed in the table below:

                                                                                MARCH 31,        DECEMBER 31,       MARCH 31,
(in thousands)                                                                     2002              2001             2001
                                                                                ---------------------------------------------
Loans Ninety Days Past Due and Still Accruing........................             $5,403            $4,146           $7,502
Non-Accrual Loans....................................................              9,097            10,490            8,234
                                                                                ---------------------------------------------
Non-Performing Loans.................................................             14,500            14,636           15,736
Other Real Estate....................................................                330               315              517
                                                                                ---------------------------------------------
Non-Performing Assets................................................            $14,830           $14,951          $16,253
                                                                                =============================================

Allowance for Loan Losses to Non-Performing Loans....................               733%              709%             578%
Allowance for Loan Losses to Total Loans, net........................              1.00%             1.00%            0.94%
Non-Performing Loans to Total Loans, net.............................              0.14%             0.14%            0.16%
Non-Performing Assets to Total Assets................................              0.09%             0.09%            0.11%

         Non-performing assets at March 31, 2002, were $14.8 million, remaining substantially unchanged on a linked quarter basis and down $1.4 million when compared to $16.3 million at March 31, 2001. As depicted in the table above, the level of non-performing loans to total loans has remained constant as the loan portfolio continues to grow, while reserve coverage ratios remain adequate. The modest level of non-performing assets over the past several years is a result of the effectiveness of the Company's loan administration and workout procedures, as well as a strong local economy.

         The following table represents the components of non-performing loans:

                                                                         MARCH 31,             DECEMBER 31,           MARCH 31,
                                                                           2002                    2001                  2001
                                                                         ------------------------------------------------------
Mortgage Loans-Residential.....................................           $3,151                  $5,563               $4,994
Consumer Loans.................................................            4,180                   3,951                5,149
Commercial Loans...............................................            4,134                   2,928                3,351
Mortgage Loans - Commercial....................................            3,006                   2,025                2,225
Construction  and Land Loans...................................                -                     124                    -
Mortgage Loans-Multi-Family....................................               29                      45                   17
                                                                         ------------------------------------------------------
   Total Non-Performing Loans..................................          $14,500                 $14,636              $15,736
                                                                         ======================================================

SECURITIES PORTFOLIO

         The composition of and the amortized cost and estimated fair values of available-for-sale and held-to-maturity securities portfolios were as follows:

                                                    MARCH 31, 2002            DECEMBER 31, 2001             MARCH 31, 2001
                                              ---------------------------------------------------------------------------------
AVAILABLE-FOR-SALE                             AMORTIZED        FAIR        AMORTIZED        FAIR        AMORTIZED       FAIR
(in thousands)                                    COST         VALUE          COST          VALUE          COST          VALUE
                                              ---------------------------------------------------------------------------------
CMO Private Issuances.....................    $2,732,160    $2,760,796     $2,611,300    $2,648,545    $1,498,074    $1,549,528
CMO Agency Issuances......................       680,133       687,604        827,756       837,706       587,269       605,334
Mortgage-Backed Securities................       658,759       663,721        709,165       717,208       581,013       584,576
U.S. Government Agencies' Obligations.....        33,303        33,505         71,585        72,101        94,663        96,092
U.S. Treasury Securities..................        14,988        14,988         14,968        14,983        10,021        10,084
State & Municipal Obligations.............       202,689       202,295        181,645       183,143       101,070       102,879
Equity Securities (1).....................       207,718       207,251        221,763       223,006       253,305       253,865
Other Securities..........................       373,254       355,996        362,899       346,865       365,435       344,658
                                              ---------------------------------------------------------------------------------
                                              $4,903,004    $4,926,156     $5,001,081    $5,043,557    $3,490,850    $3,547,016
                                              =================================================================================

 (1) Amortized cost and fair value includes $145.3 million, $165.3 million and $197.4 million at March 31, 2002, December 31, 2001 and March 31, 2001, respectively in Federal Home Loan Bank stock .

                                                    MARCH 31, 2002            DECEMBER 31, 2001             MARCH 31, 2001
                                                -------------------------------------------------------------------------------
HELD-TO-MATURITY                                AMORTIZED       FAIR        AMORTIZED        FAIR        AMORTIZED       FAIR
(in thousands)                                    COST          VALUE         COST          VALUE          COST          VALUE
                                                -------------------------------------------------------------------------------
CMO Private Issuances.....................      $325,761      $327,619      $404,010       $405,681      $544,119      $547,193
Mortgage-Backed Securities................       198,475       199,809       224,995        226,928       295,715       296,058
State & Municipal Obligations.............        65,370        66,398        66,877         68,129        78,926        80,180
Other Securities..........................        12,903        12,894        14,083         14,138        14,372        14,352
                                                -------------------------------------------------------------------------------
                                                $602,509      $606,720      $709,965       $714,876      $933,132      $937,783
                                                ===============================================================================

         The growth in available-for-sale securities resulted from management's decision to increase the level of interest earning assets through the purchase of approximately $900 million in CMO securities during the second quarter of 2001 and the acquisition of CBNY partially offset by prepayments.

         The Company maintains a Bank Owned Life Insurance trust (commonly referred to as BOLI). The BOLI was formed to offset future employee benefit costs and provide additional benefit due to its tax exempt nature. Approximately $180 million in securities support the program. These securities are included in the foregoing available-for-sale portfolio. The effect on earnings caused by the BOLI has not been significant.

         The strategy for the securities portfolio is to maintain a short duration, minimizing exposure to sustained increases in interest rates. This is achieved through investments in securities with predictable cash flows and short average lives, and the purchase of certain adjustable rate instruments. The duration of the portfolio at March 31, 2002, was 2.6 years.

         The amortizing securities are almost exclusively mortgage-backed securities ("MBS"). These instruments provide a relatively stable source of cash flows, although they may be impacted by changes in interest rates. Such MBS securities are either guaranteed by FHLMC, GNMA or FNMA, or represent collateralized mortgage-backed obligations ("CMO's") backed by government agency securities or Jumbo whole loans. These CMO's by virtue of the underlying collateral or structure are principally AAA rated and are conservative current pay sequentials or PAC structures.

         Equity securities maintained in the available-for-sale portfolio are comprised principally of Federal Home Loan Bank common stock and common and preferred stock of certain publicly traded companies. Other securities maintained in the available-for-sale portfolio consist of capital securities of certain financial institutions and corporate bonds.

         Upon the adoption of SFAS 133 in the first quarter of 2001, management reclassified securities with an amortized cost of $119.6 million and a fair value of $119.0 million from the held-to-maturity portfolio to the available-for-sale portfolio.

         At March 31, 2002, securities carried at $2.9 billion were pledged to secure securities sold under agreements to repurchase, other borrowings, and for other purposes as required by law. Securities pledged for which the collateral may be sold or repledged by the secured parties approximated $2.1 billion, while securities pledged which the secured parties may not sell or repledge approximated $.8 billion at March 31, 2002.

DERIVATIVE FINANCIAL INSTRUMENTS

         Interest rate agreements, including interest rate swaps, caps, and floors are periodically utilized, as part of interest rate exposure management. These agreements are entered into as hedges against interest rate risk and are designated against specific assets and liabilities. As of March 31, 2002, $ 1,050 billion of interest rate swaps were outstanding. The following table details the interest rate swaps outstanding as of March 31, 2002.

                                                                                         FIXED                VARIABLE
                                                                      NOTIONAL       INTEREST RATE         INTEREST RATE
                           MATURITY                                    AMOUNT            RANGE                  RANGE
-------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)

PAY FIXED SWAPS-MATURING:

2002.................................................................  $100,000           4.18%                 1.90%
2003.................................................................   700,000       4.54% - 4.88%         1.90% - 2.01%
2004.................................................................   100,000           5.23%                 1.90%
2008.................................................................    75,000           6.14%                 1.91%
                                                                       --------
                                                                       $975,000
                                                                       ========
PAY FLOATING SWAPS-MATURING:

2002........................................................            $75,000           3.00%                 3.57%
                                                                       ========

         At March 31, 2002, $975 million in interest rate swap agreements qualifying as cash flow hedges were outstanding and hedging certain borrowings. These agreements require the Company to make periodic fixed rate payments, while receiving periodic variable rate payments indexed to the three month LIBOR rate based on a common notional amount and maturity date. These swaps have original maturities of up to 10 years and, as of March 31, 2002, had an unrealized loss of $15.4 million. Also at March 31, 2002, a $75 million interest rate swap agreement qualified as a fair value hedge. This swap hedges certain time deposits and requires the Company to make periodic floating rate payments while receiving periodic fixed rate payments indexed to the six month LIBOR rate. This agreement matures within one year and as of March 31, 2002, incurred a net loss of $126 thousand, which was reflected as a component of other operating expense.

         The credit risk associated with these financial instruments is the risk of non-performance by the counterparties to the agreements. However, management does not anticipate non-performance by the counterparties and monitors risk through its asset/liability management procedures.

         Total deposits of $11.6 billion at March 31, 2002 increased at an annualized rate of 11%, on a linked quarter basis, and by 21% compared to March 31, 2001. The branch expansion project, the acquisition of CBNY, and steady growth within the Company's mature markets all contributed to this success.

         A comparison of the net deposit increases, highlighting the results in Manhattan follows:

(in millions)

                                                                                             DEPOSIT GROWTH
LINKED QUARTER (MARCH 31, 2002 v DECEMBER 31, 2001)                           MANHATTAN         ALL OTHER           TOTAL
                                                                              --------------------------------------------
Demand Deposits....................................................             $  18.1          $  (6.1)         $  12.0
All Other Deposits.................................................                68.6             230.2           298.8
                                                                              --------------------------------------------
Total Increase.....................................................             $  86.7          $  224.1         $ 310.8
                                                                              ============================================

YEAR OVER YEAR (MARCH 31, 2002 v MARCH 31, 2001)                              MANHATTAN         ALL OTHER           TOTAL
                                                                              --------------------------------------------
Demand Deposits....................................................            $  264.8          $  489.4        $  754.2
All Other Deposits.................................................               814.0             417.2         1,231.2
                                                                              --------------------------------------------
Total Increase.....................................................           $ 1,078.8          $  906.6       $ 1,985.4
                                                                              ============================================

         At March 31, 2002, the Company operated from 164 branch locations. Two new branches were opened in the current quarter and another 14 are scheduled for opening by year-end 2002. Total branch locations for Manhattan, by year-end 2002 will be 26 assuming the timely completion of the schedule. At March 31, 2002, the Company operates from 19 Manhattan locations with total deposits of $1.7 billion.

ASSET/LIABILITY MANAGEMENT

         The net interest margin is directly affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of assets and liabilities, and the credit quality of the loan portfolio. Management's asset/liability objectives are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks, and to maintain adequate liquidity.

         The risk assessment program includes a coordinated approach to the management of liquidity, capital, and interest rate risk. This process is governed by policies and limits established by senior management, which are reviewed at least annually by the Board of Directors. The Asset/Liability Committee of the Board of Directors ("ALCO") provides guidance for the day to day asset/liability activities of the Company. ALCO periodically evaluates the impact of changes in market interest rates on interest earning assets and interest bearing liabilities, net interest margin, capital and liquidity, and to evaluate management's strategic plan. The balance sheet structure is primarily short-term with most assets and liabilities repricing or maturing in less than five years. Management monitors the sensitivity of net interest income by utilizing a dynamic simulation model complemented by a traditional gap analysis.

         The simulation model measures the sensitivity of net interest income to changes in market interest rates. The simulation involves a degree of estimation based on certain assumptions that management believes to be reasonable. Factors considered include contractual maturities, prepayments, repricing characteristics, deposit retention and the relative sensitivity of assets and liabilities to changes in market interest rates.

         The Board has established certain limits for the potential volatility of net interest income as projected by the simulation model. Volatility is measured from a base case where rates are assumed to be flat. Volatility is expressed as the percentage change, from the base case, in net interest income over a 12-month period.

         The model is kept static with respect to the composition of the balance sheet and, therefore does not reflect management's ability to proactively manage in changing market conditions. Management may choose to extend or shorten the maturities of the Company's funding sources and redirect cash flows into assets with shorter or longer durations. Management may also use certain derivative instruments to reduce the repricing mismatches of its assets and liabilities including, but not limited to: interest rate swaps, interest rate caps/floors, and interest rate collars.

         Based on the information and assumptions in effect at March 31, 2002, the model shows that a 200 basis point gradual increase in interest rates over the next twelve months would decrease net interest income by $ 16.2 million or 1.88%, while a 200 basis point gradual decrease in interest rates would decrease net interest income by $10.6 million or 1.23%.

         The traditional gap analysis complements the income simulation modeling, primarily focusing on the longer-term structure of the balance sheet. The gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates.

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

         The gap analysis fails to account for the imbedded options, caps, floors, and relative sensitivity of certain instruments on the balance sheet. For example, as noted above, the simulation projects a decrease in the margin in both rising and falling interest rate scenarios. This is due to the fact that the rates on many of the core deposit products are below 1.0%. Therefore, in a 200 basis point decline these products will not experience the full effect of the interest rate decline. Additionally, management has assumed that there are floors on these products below which the rates will not fall, further restricting the possible benefit of lower interest costs.

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

         Sources of liquidity include dividends from its subsidiaries, borrowings, the sale of available-for-sale securities, and funds available through the capital markets. Dividends from the Company's banking subsidiaries are limited by regulatory guidelines. Pursuant to these regulations, the banking subsidiaries had $ 278 million of retained earnings available for dividends as of April 1, 2002.

         The banking subsidiaries have numerous sources of liquidity including loan and security principal repayments and maturities, lines-of-credit with other financial institutions, the ability to borrow under repurchase agreements and Federal Home Loan Bank ("FHLB") advances, utilizing their unpledged securities and mortgage related loan portfolios, the sale of available-for-sale securities, the securitization or sale of loans, and growth in deposits.

         The banking subsidiaries currently have the ability to borrow an additional $6.0 billion on a secured basis, utilizing mortgage related loans and securities as collateral. At March 31, 2002, the Company had $2.4 billion in outstanding borrowings with the FHLB.

         The Company and its banking subsidiaries' liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Management believes that sufficient liquidity exists to meet their operating requirements.

CAPITAL

         The Company and its banking subsidiaries are subject to the risk based capital guidelines administered by the bank regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including a minimum ratio of Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets of 4% ("Leverage Ratio"). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Company's financial statements. As of March 31, 2002, the most recent notification from the various bank regulators categorized the Company and its banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, a minimum leverage ratio of at least 5% and not be subject to any written order, agreement or directive. There are no conditions or events since such notification that management believes have changed this classification.

         The following table sets forth the Company's regulatory capital at March 31, 2002, under the rules applicable at such date. Management believes that the Company and its banking subsidiaries meet all capital adequacy requirements to which they are subject.

                                                                                   MARCH 31, 2002
                                                                         ---------------------------------
 (dollars in thousands)                                                    AMOUNT                   RATIO
                                                                         ---------------------------------
Tier 1 Capital..............................................             $1,313,774                 13.51%
Regulatory Requirement......................................                389,020                  4.00%
                                                                         ---------------------------------
Excess......................................................               $924,754                  9.51%
                                                                         =================================

Total Risk Adjusted Capital.................................             $1,420,126                 14.60%
Regulatory Requirement......................................                778,039                  8.00%
                                                                         ---------------------------------
Excess......................................................               $642,087                  6.60%
                                                                         =================================
Risk Weighted Assets........................................             $9,725,488
                                                                         ==========

         The Company's Leverage Capital Ratio at March 31, 2002, was 7.86%. North Fork's Tier 1, Total Risk-Based and Leverage Capital Ratios were 10.70%, 11.82%, and 6.21%, respectively, at March 31, 2002.

         Superior's Tier 1, Total Risk Based and Leverage Capital Ratios were 15.76%, 16.13% and 5.76% respectively at March 31, 2002.

         Effective January 1, 2002, regulatory revisions were made to the Risk Based Capital Guidelines which lowered the risk weighting on several AAA rated investments included in the Company's securities portfolio. The change resulted in an improvement of approximately 125 basis points on the Company's Tier 1 and Total Risk based capital ratios.

         In the first quarter, approximately sixty senior officers exchanged each share of restricted stock held by them with vesting periods ranging from one to six years for two shares of restricted stock with a final vesting of 10 years from the exchange date. This program was adapted to help ensure continued employment of key management. Approximately 467,000 additional shares were issued under the program with a market value of approximately $15.7 million, which is reflected in the deferred compensation component of stockholders' equity and will be amortized over a 10 year period.

         On March 26, 2002, the Board of Directors declared a regular quarterly cash dividend of $.24 per common share. The dividend is payable May 15, 2002, to shareholders of record at the close of business on April 26, 2002.

         In September 2001, the Board of Directors approved a 5 million share increase to its previously announced share repurchase program. This approval brought the remaining share authorized for repurchase to approximately 8 million, or 5% of the common shares presently outstanding.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 2002                     /s/ Daniel M. Healy
                                        -------------------
                                        Daniel M. Healy
                                        Executive Vice President &
                                            Chief Financial Officer