Form 10-Q
period 2002-06-30
NORTH FORK BANCORPORATION INC
filed 2002-08-06
CIK 352510

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED:             JUNE 30, 2002


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

Yes (X)      No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS OF COMMON STOCK               NUMBER OF SHARES OUTSTANDING - 8/05/02
     ---------------------               --------------------------------------
        $.01 PAR VALUE                                  163,409,680

                                      INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

North Fork Bancorporation, Inc. (the "Company") and Subsidiaries.
        1) Consolidated Balance Sheets.
        2) Consolidated Statements of Income.
        3) Consolidated Statements of Cash Flows.
        4) Consolidated Statements of Changes in Stockholders' Equity.
        5) Consolidated Statements of Comprehensive Income.
        6) Notes to Consolidated Financial Statements.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is contained throughout Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated by reference herein.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS Not Applicable.

ITEM 2.CHANGES IN SECURITIES AND USE OF PROCEEDS
        Not Applicable.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES
        Not Applicable.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        Not Applicable.

ITEM 5.OTHER INFORMATION
        Not Applicable.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are submitted herewith:

         Exhibit      Description
         -------      -----------
         (3.2)        By-Laws of North Fork Bancorporation, Inc., as amended,
                      effective July 23, 2002.

         (11)         Statement Re: Computation of Per Share Earnings.

         (99.1) Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley
                      Act of 2002.

         (99.2) Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                      Act of 2002.

         (b)      Current Reports on Form 8-K


            1.    Current Report on Form 8-K dated May 31, 2002.
                  (Announcing that the Company will be presenting at the Goldman Sachs & Co. Bank Conference on June 3, 2002).

            2.    Current Report on Form 8-K dated July 3, 2002.
                  (Announcing that Standard & Poor's raised the credit ratings of the Company and its subsidiaries).

            3.    Current Report on Form 8-K dated July 15, 2002.
                  (Announcing that the Company reported earnings for the quarter ended June 30, 2002, and that it was included in the S&P 500 Index. Additionally, announcing that Moody's Investors Service raised its credit ratings on the Company and its subsidiaries).

            4.    Current Report on Form 8-K dated July 31, 2002.
                  (Announcing that the Company has agreed to sell $500 Million of Subordinated Notes. Additionally, announcing that the principal executive officer and principal financial officer submitted to the Securities and Exchange Commission their sworn statements relating to the accuracy of documents previously filed under the Securities Exchange Act of 1934, as amended.)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                 JUNE 30,          DECEMBER 31,        JUNE 30,
(in thousands, except per share amounts)                                           2002               2001              2001
----------------------------------------                                           ----               ----              ----
ASSETS:
Cash & Due from Banks ..................................................      $    377,870       $    333,250       $    313,708
Money Market Investments ...............................................            19,990             17,684             17,708
Securities:
   Available-for-Sale ($2,783,564, $1,618,979 and $1,451,672 pledged at
      June 30, 2002, December 31, 2001 and June 30, 2001, respectively)          6,562,072          5,043,557          4,385,911
   Held-to-Maturity ($344,094, $472,423 and $564,664 pledged at
      June 30, 2002, December 31, 2001 and June 30, 2001, respectively)            522,296            709,965            860,891
                                                                              ------------       ------------       ------------
      Total Securities .................................................         7,084,368          5,753,522          5,246,802
                                                                              ------------       ------------       ------------
Loans, Net of Unearned Income ..........................................        11,041,392         10,399,691          9,835,080
            Less: Allowance for Loan Losses ............................           109,998            103,801             92,853
                                                                              ------------       ------------       ------------
                  Net Loans ............................................        10,931,394         10,295,890          9,742,227
                                                                              ------------       ------------       ------------
Goodwill ...............................................................           398,783            398,785            318,518
Identifiable Intangibles ...............................................            26,215             28,489             18,356
Premises & Equipment ...................................................           118,205            110,779            102,711
Accrued Income Receivable ..............................................           100,710             93,400             93,165
Other Assets ...........................................................           154,009            200,304            114,790
                                                                              ------------       ------------       ------------
     Total Assets ......................................................      $ 19,211,544       $ 17,232,103       $ 15,967,985
                                                                              ============       ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY:

Demand Deposits ........................................................      $  3,026,061       $  2,702,753       $  2,162,881
Savings Deposits .......................................................         3,316,204          3,131,471          2,914,540
NOW &  Money Market Deposits ...........................................         2,817,384          2,037,518          1,873,534
Time Deposits ..........................................................         2,094,068          2,340,883          2,346,616
Certificates of Deposit, $100,000 & Over ...............................           978,497          1,090,681            884,471
                                                                              ------------       ------------       ------------
     Total Deposits ....................................................        12,232,214         11,303,306         10,182,042
                                                                              ------------       ------------       ------------
Federal Funds Purchased & Securities Sold Under
   Agreements to Repurchase ............................................         3,025,200          2,142,182          2,112,122
Other Borrowings .......................................................         1,550,000          1,550,000          1,552,155
Due To Brokers .........................................................           140,791            200,602            322,918
Accrued Expenses & Other Liabilities ...................................           404,106            354,641            215,793
                                                                              ------------       ------------       ------------

      Total Liabilities ................................................      $ 17,352,311       $ 15,550,731       $ 14,385,030
                                                                              ------------       ------------       ------------
Capital Securities .....................................................      $    252,374       $    244,364       $    244,351
                                                                              ------------       ------------       ------------
STOCKHOLDERS' EQUITY:
Preferred Stock, par value $1.00; authorized 10,000,000 shares, unissued                --                 --                 --
Common stock, par value $0.01; authorized 500,000,000 shares;
    issued 174,580,778 shares at June 30, 2002 .........................             1,746              1,746              1,746
Additional Paid in Capital .............................................           371,342            364,345            358,296
Retained Earnings ......................................................         1,459,840          1,337,564          1,235,924
Accumulated Other Comprehensive Income .................................            43,204             10,341             25,413
Deferred Compensation ..................................................           (55,961)           (42,535)           (29,494)
Treasury Stock at cost; 10,622,978 shares at June 30, 2002 .............          (213,312)          (234,453)          (253,281)
                                                                              ------------       ------------       ------------
      Total Stockholders' Equity .......................................         1,606,859          1,437,008          1,338,604
                                                                              ------------       ------------       ------------
      Total Liabilities and Stockholders' Equity .......................      $ 19,211,544       $ 17,232,103       $ 15,967,985
                                                                              ============       ============       ============


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                ------------------           ----------------
                                                                              JUNE 30,      JUNE 30,      JUNE 30,       JUNE 30,
(in thousands, except per share amounts)                                        2002          2001          2002          2001
----------------------------------------                                        ----          ----          ----          ----
INTEREST INCOME:
Loans ..................................................................      $199,918      $195,836      $394,589      $390,385
Mortgage-Backed Securities .............................................        81,456        62,291       160,619       122,746
Other Securities .......................................................         8,499        10,097        17,105        22,374
U.S. Treasury & Government Agency Securities ...........................           324         1,815           794         4,141
State & Municipal Obligations ..........................................         2,789         2,092         5,450         4,162
Money Market Investments ...............................................           173           729           401         1,541
                                                                              --------      --------      --------      --------
   Total Interest Income ...............................................       293,159       272,860       578,958       545,349
                                                                              --------      --------      --------      --------
INTEREST EXPENSE:

Savings, NOW & Money Market Deposits ...................................        16,068        22,929        30,684        45,067
Time Deposits ..........................................................        14,726        30,674        34,121        62,176
Certificates of Deposit, $100,000 & Over ...............................         6,334        11,379        14,222        21,000
Federal Funds Purchased & Securities Sold Under Agreements to Repurchase        21,433        22,250        41,688        53,653
Other Borrowings .......................................................        19,488        21,601        39,136        46,141
                                                                              --------      --------      --------      --------
   Total Interest Expense ..............................................        78,049       108,833       159,851       228,037
                                                                              --------      --------      --------      --------
   Net Interest Income .................................................       215,110       164,027       419,107       317,312
Provision for Loan Losses ..............................................         6,250         4,000        12,500         7,750
                                                                              --------      --------      --------      --------
   Net Interest Income after Provision for Loan Losses .................       208,860       160,027       406,607       309,562
                                                                              --------      --------      --------      --------
NON-INTEREST INCOME:

Customer Related Fees & Service Charges ................................        18,918        14,066        37,304        27,084
Investment Management, Commissions & Trust Fees ........................         4,844         4,034         9,594         8,008
Mortgage Banking Operations ............................................         1,361         1,097         2,629         2,087
Check Cashing Fees .....................................................           713           822         1,476         1,587
Other Operating Income .................................................         3,519         2,514         6,025         4,995
Securities Gains, net ..................................................           353         1,336         1,381         5,208
Derivative Gain ........................................................            --            --            --         7,943
                                                                              --------      --------      --------      --------
     Total Non-Interest Income .........................................        29,708        23,869        58,409        56,912
                                                                              --------      --------      --------      --------
NON-INTEREST EXPENSE:

Employee Compensation & Benefits .......................................        43,148        30,232        83,813        59,681
Occupancy & Equipment, net .............................................        13,968        10,347        26,880        20,583
Other Operating Expenses ...............................................        16,158        13,281        32,676        25,831
Capital Securities Costs ...............................................         4,689         5,140         9,829        10,280
Amortization of Identifiable Intangibles ...............................         1,137           710         2,274         1,420
Amortization of Goodwill ...............................................            --         4,768            --         9,525
                                                                              --------      --------      --------      --------
    Total Non-Interest Expense .........................................        79,100        64,478       155,472       127,320
                                                                              --------      --------      --------      --------
Income Before Income Taxes .............................................       159,468       119,418       309,544       239,154
Provision for Income Taxes .............................................        55,017        41,199       106,793        82,508
                                                                              --------      --------      --------      --------
     Net Income ........................................................      $104,451      $ 78,219      $202,751      $156,646
                                                                              ========      ========      ========      ========


EARNINGS PER SHARE - BASIC .............................................      $   0.65      $   0.49      $   1.26      $   0.98
EARNINGS PER SHARE - DILUTED ...........................................      $   0.64      $   0.49      $   1.25      $   0.97

Weighted Average Shares Outstanding - Basic ............................       160,578       159,392       160,445       159,300
Weighted Average Shares Outstanding - Diluted ..........................       162,488       161,173       162,333       160,970


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

FOR THE SIX MONTHS ENDED JUNE 30,                                            2002               2001
                                                                             ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .......................................................      $   202,751       $   156,646
ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
Provision for Loan Losses ........................................           12,500             7,750
Depreciation and Amortization ....................................           10,859             8,219
Amortization of Goodwill & Identifiable Intangible Assets ........            2,274            10,945
Amortization of Securities Premiums ..............................            9,933             3,864
Accretion of Discounts and Net Deferred Loan Fees ................          (25,708)          (15,464)
Net Security Gains ...............................................           (1,381)           (5,208)
Purchases of Trading Assets ......................................          (16,685)               --
Sales of Trading Assets ..........................................           18,091                --
Derivative Gains .................................................               --            (7,943)
Other, Net .......................................................           65,616            16,000
                                                                        -----------       -----------
    Net Cash Provided by Operating Activities ....................          278,250           174,809
                                                                        -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Securities Held-to-Maturity .........................              (51)           (4,557)
Maturities, Redemptions, Calls and Principal Repayments on
    Securities Held-to-Maturity ..................................          187,201           128,755
Purchases of Securities Available-for-Sale .......................       (2,849,113)       (1,074,835)
Proceeds from Sales of Securities Available-for-Sale .............           85,862           157,375
Maturities, Redemptions, Calls and Principal Repayments on
    Securities Available-for-Sale ................................        1,257,648           465,338
Loans Originated, Net of Principal Repayments and Charge-offs ....         (765,410)         (467,931)
Proceeds from the Sale of Loans ..................................          124,802            29,102
Transfers to Other Real Estate, net of sales .....................              (77)              (67)
Purchases of Premises and Equipment, net .........................          (13,977)          (11,380)
                                                                        -----------       -----------
    Net Cash Used in Investing Activities ........................       (1,973,115)         (778,200)
                                                                        -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net Increase in Customer Deposits Liabilities ....................          928,908         1,012,847
Net Increase/(Decrease) in Borrowings ............................          883,018          (339,870)
Purchase of Treasury Stock .......................................               --            (4,996)
Exercise of Options and Common Stock Sold for Cash ...............            8,444            19,839
Cash Dividends Paid ..............................................          (78,579)          (63,047)
                                                                        -----------       -----------
    Net Cash Provided by Financing Activities ....................        1,741,791           624,773
                                                                        -----------       -----------
    Net Increase in Cash and Cash Equivalents ....................           46,926            21,382
Cash and Cash Equivalents at Beginning of the Period .............          350,934           310,034
                                                                        -----------       -----------
Cash and Cash Equivalents at End of the Period ...................      $   397,860       $   331,416
                                                                        ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:

    Interest Expense .............................................      $   167,185       $   230,833
                                                                        ===========       ===========
    Income Taxes .................................................           23,225            86,255
                                                                        ===========       ===========
Securities Transferred from Held-to-Maturity to Available-for-Sale
    In Accordance with SFAS No. 133 ..............................               --           119,578
                                                                        ===========       ===========
During the Period the Company Purchased Various Securities which

    Settled in the Subsequent Period .............................          140,791           332,918
                                                                        ===========       ===========


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

(Dollars in thousands, except per share amounts)

                                                Additional                    Other
                                      Common     Paid in      Retained    Comprehensive    Deferred       Treasury
                                       Stock     Capital      Earnings       Income       Compensation      Stock         Total
BALANCE, DECEMBER 31, 2000 .......     $1,746    $359,679    $1,147,375      $ 9,694       ($32,474)      ($272,102)   $1,213,918
Net Income .......................         --          --       156,646           --             --              --       156,646
Cash Dividends ($.42 per share) ..         --          --       (68,097)          --             --              --       (68,097)
Issuance of Stock (84,240 shares)          --         533            --           --             --           1,675         2,208
Purchases of Treasury
Stock (200,000 shares)............         --          --            --           --             --          (4,996)       (4,996)
Restricted Stock Activity, net ...         --          16            --           --          2,980            (625)        2,371
Stock Based Compensation
Activity, net ....................         --      (1,932)           --           --             --          22,767        20,835
Accumulated Other
Comprehensive Income .............         --          --            --       15,719             --              --        15,719
                                       ------    --------    ----------      -------       --------       ---------    ----------
BALANCE, JUNE 30, 2001 ...........     $1,746    $358,296    $1,235,924      $25,413       ($29,494)      ($253,281)   $1,338,604
                                       ======    ========    ==========      =======       ========       =========    ==========

BALANCE, DECEMBER 31, 2001 .......     $1,746    $364,345    $1,337,564      $10,341       ($42,535)      ($234,453)   $1,437,008
Net Income .......................         --          --       202,751           --             --              --       202,751
Cash Dividends ($.49 per share) ..         --          --       (80,475)          --             --              --       (80,475)
Issuance of Stock (72,092 shares)          --       1,209            --           --             --           1,446         2,655
Restricted Stock Activity, net ...         --       7,470            --           --        (13,426)          9,839         3,883
Stock Based Compensation
Activity, net ....................         --      (1,682)           --           --             --           9,856         8,174
Accumulated Other
Comprehensive Income .............         --          --            --       32,863             --              --        32,863
                                       ------    --------    ----------      -------       --------       ---------    ----------
BALANCE, JUNE 30, 2002 ...........     $1,746    $371,342    $1,459,840      $43,204       ($55,961)      ($213,312)   $1,606,859
                                       ======    ========    ==========      =======       ========       =========    ==========


See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

                                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                            JUNE 30       JUNE 30,         JUNE 30,        JUNE 30,
                                                                              2002          2001            2002            2001
                                                                              ----          ----            ----            ----
Net Income .........................................................       $ 104,451     $  78,219        $ 202,751      $ 156,646
                                                                           ---------     ---------        ---------      ---------
OTHER COMPREHENSIVE INCOME/(LOSS), BEFORE TAXES:

UNREALIZED GAINS/(LOSSES) ON SECURITIES:
  Changes in Unrealized Gains/(Losses) Arising During The Period ...          82,119       (10,923)          63,823         32,107
  Less: Reclassification Adjustment For Gains Included in Net Income            (353)       (1,336)          (1,381)        (5,208)
                                                                           ---------     ---------        ---------      ---------
                                                                              81,766       (12,259)          62,442         26,899
                                                                           =========     =========        =========      =========
UNREALIZED GAINS/(LOSSES) ON DERIVATIVE INSTRUMENTS:
  Transitional Gain Recognized From The Effect of A Change in
    Accounting Principle ...........................................              --            --               --          2,161
  Changes in Unrealized Gains/(Losses) Arising During the Period ...         (13,691)        2,652           (4,789)        (1,484)
  Less: Reclassification Adjustment for Gains Included in Net Income              --            --               --             --
                                                                           ---------     ---------        ---------      ---------
                                                                             (13,691)        2,652           (4,789)           677
                                                                           =========     =========        =========      =========
  Other Comprehensive Income/(Loss), before taxes ..................       $  68,075       ($9,607)       $  57,653      $  27,576
  Income Tax (Expense)/Benefit on Items of Other
    Comprehensive Income ...........................................         (29,272)        4,131          (24,790)       (11,857)
                                                                           ---------     ---------        ---------      ---------
  Other Comprehensive Income/(Loss), net of taxes ..................       $  38,803       ($5,476)       $  32,863      $  15,719
                                                                           ---------     ---------        ---------      ---------
  Comprehensive Income .............................................       $ 143,254     $  72,743        $ 235,614      $ 172,365
                                                                           =========     =========        =========      =========


See accompanying notes to Consolidated Financial Statements.

                         NORTH FORK BANCORPORATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             JUNE 30, 2002 AND 2001

FORWARD LOOKING STATEMENTS

This document, including information included or incorporated by reference, contains forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995). In addition, senior management may make forward-looking statements verbally to analysts, investors, the media, and others. Example of forward looking statements include, but are not limited to, estimates with respect to our financial condition, expected or anticipated revenues, results of operations and our business, including with respect to:

- Projections of revenues, income, earnings per share, capital expenditures, liabilities, dividends, capital structure, or other financial items;

- Descriptions of plans or objectives of management for future operations, products, or services, including pending acquisition transactions;

-     Forecasts of future economic performance; and

- Descriptions of assumptions underlying or relating to any of the foregoing.

These forward looking statements may be identified by the use of such words as "believe", "expect", "anticipate", "intend", "plan", "estimate", or words of similar meaning, or future or conditional verbs such as "will", "would", "should", "could", or "may".

Forward-looking statements present management's expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond the Company's control, that could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.

Factors that may cause or contribute to such differences include the following possibilities: (1) changes in general business and economic conditions on both a regional and national level; (2) worldwide political and social unrest, including acts of war and terrorism; (3) increased competition in the products and services offered and the markets in which the Company conducts its business;
(4) changes in the interest rate environment; (5) fluctuations in the capital markets, which may directly or indirectly affect the asset portfolio; (6) legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; (7) technological changes, including the impact of the Internet; (8) monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; and (9) changes in accounting principles, policies, practices or guidelines.

These forward-looking statements are made as of the date of the applicable document, and, except as required by applicable law, the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. Users of these financial statements should consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on these statements.

COMPANY DESCRIPTION

         North Fork Bancorporation, Inc. (the "Company") is a $19.2 billion multi-bank holding company headquartered in Melville, New York. The Company operates from 167 branches in the New York Metropolitan area, substantially all of which are North Fork Bank ("North Fork") branches, its primary subsidiary. At June 30, 2002, North Fork's assets and revenues constitute in excess of 90% of consolidated assets and revenue. Other subsidiaries offer financial services related products such as asset management, brokerage and sales of alternative investment products. The Company's other banking subsidiary, Superior Savings of New England, N.A., is a nationally chartered bank that focuses on gathering deposits throughout the northeast.

         The Company conducts its business in a dense geographic area in, and contiguous to, New York City. Total deposits approximate $378 billion in the eight New York counties where the Company pursues its strategy (Manhattan, Queens, Brooklyn, Bronx, Nassau, Suffolk, Westchester and Rockland). Additionally, this geographic area has a population exceeding 11 million people comprising over 4 million households. It is a market where a few multi-national banking organizations control the significant portion of deposits. This competitively attractive environment provides multiple opportunities to gain market share through organic growth and from mergers and acquisitions. In November 2001, North Fork acquired the domestic business of Commercial Bank of New York ("CBNY") for $175 million in cash. In the transaction, North Fork acquired $1.2 billion in total assets, including $310 million in loans, as well as $898 million in deposits. The primary focus of this acquisition was the addition of nine branch locations and CBNY's customer base in the lucrative borough of Manhattan, where the Company has been concentrating on generating deposit growth by opening new branches and hiring experienced bankers. The operating results of CBNY were not significant to the consolidated operating results, consequently, pro forma results for CBNY are not presented.

         Double digit percentage growth and superior returns were achieved for the quarter ended June 30, 2002, despite the negative impact the tragic events of September 11, 2001 had on the local economy, including weakening employment and other negative economic developments uniquely affecting the New York metropolitan area. Management believes that similar returns should continue in the future because of its competitive position as a regional commercial bank dedicated to this market.

BASIS OF PRESENTATION

The accounting and reporting policies are in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the financial services industry. The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual results could differ from those estimates. The Company does not have any unconsolidated subsidiaries or unconsolidated special purpose entities.

         Results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of operating results which may be expected for the full year 2002 or any other interim periods.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

         On January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses the initial recognition and measurement of intangible assets acquired individually or with a group of other assets not constituting a business combination. In accordance with the provisions of SFAS 142, all goodwill and identifiable intangible assets recognized as having an indefinite useful life, including those acquired before its effective date, will no longer be amortized but will be assessed for impairment at least annually by applying a fair-value based test as defined in the Statement. SFAS 142 requires that acquired intangible assets having an estimated useful life, be separately recognized and amortized over their estimated useful lives. Intangible assets that remain subject to amortization shall continue to be reviewed for impairment in accordance with previous pronouncements.

         Additionally, SFAS 142 required that an initial impairment assessment on all goodwill recognized in the consolidated financial statements be completed within six months of the Statement's adoption to determine if a transition impairment charge should be recognized. The initial impairment assessment was completed by year end 2001 and management determined that no impairment charge was needed. The consolidated balance sheets and the statements of income presented herein disclose identifiable intangible assets and related amortization expense. Effective January 1, 2002, the goodwill amortization ceased, however, identifiable intangible assets will continue to be amortized over the estimated useful lives.

         At June 30, 2002, identifiable intangible assets of $26.2 million ($50.4 million original balance less $24.2 million in accumulated amortization) remain subject to future amortization. Amortization expense recognized during the three and six months ended June 30, 2002, was $1.1 million and $2.3 million, respectively, and is projected to be $4.4 million for the full year. The full year amount is expected to decline modestly over the next five years.

         The consolidated statement of income for the three and six months ended June 30, 2001, shown for comparative purposes, reclassifies amortization expense of a continuing nature and the amount that was discontinued effective January 1, 2002. The consolidated balance sheets for the periods presented reflect the reclassification of identifiable intangible assets which are subject to amortization from goodwill.

         Net income and earnings per share data adjusted to exclude that portion of the discontinued amortization expense for the three and six months ended June 30, 2001, are as follows:

(dollars in thousands except per share amounts)      THREE MONTHS ENDED     SIX MONTHS ENDED
Net Income, as reported ....                               $78,219             $156,646
Amortization of Goodwill ...                                 4,768                9,525
                                                           -------             --------
Net Income, as adjusted ....                               $82,987             $166,171
                                                           =======             ========
Adjusted Earnings per Share:
         Basic .............                               $  0.52             $   1.04
         Diluted ...........                               $  0.52             $   1.03

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes that the adoption of this statement will not affect its earnings or financial position.

ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

         The Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") effective January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and resolves accounting and implementation issues related to previous pronouncements. More specifically, it: (a) eliminates the allocation of goodwill to long-lived assets to be tested for impairment; and (b) details both a probability - weighted and primary asset approach to estimate cash flows in testing for impairment of a long-lived asset. The adoption of SFAS 144 has had no effect on the consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

OVERVIEW

         The following table sets forth selected financial highlights for the three and six months ended June 30, 2002 and 2001, respectively. The succeeding discussion and analysis describes the changes in components of operating results giving rise to net income.

                                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        ------------------------------------------------
                                                         JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
(in thousands, except ratios & per share amounts)          2002         2001         2002        2001
--------------------------------------------------------------------------------------------------------
EARNINGS:
    Net Income ...........................               $104,451     $ 78,219     $202,751     $156,646
--------------------------------------------------------------------------------------------------------
PER SHARE:
    Earnings Per Share - Basic ...........               $   0.65     $   0.49     $   1.26     $   0.98
    Earnings Per Share - Diluted .........               $   0.64     $   0.49     $   1.25     $   0.97
    Cash Dividends .......................               $   0.25     $   0.21     $   0.49     $   0.42
    Dividend Payout Ratio ................                  38.89%       42.86%       39.23%       43.30%
    Book Value ...........................               $   9.80     $   8.27     $   9.80     $   8.27
    Average Equivalent Shares - Basic ....                160,578      159,392      160,445      159,300
    Average Equivalent Shares - Diluted ..                162,488      161,173      162,333      160,970
--------------------------------------------------------------------------------------------------------
SELECTED RATIOS:
    Return on Average Total Assets .......                   2.34%        2.07%        2.33%        2.10%
    Return on Average Stockholders' Equity                  26.08%       23.28%       25.89%       23.92%
    Yield on Interest Earning Assets .....                   7.16%        7.84%        7.28%        7.93%
    Cost of Funds ........................                   2.45%        3.87%        2.56%        4.08%
    Net Interest Margin ..................                   5.29%        4.77%        5.31%        4.67%
    Core Efficiency Ratio ................                  31.65%       31.18%       31.91%       31.73%
                                                        ------------------------------------------------

         Recent corporate developments are as follows:

            - The Board of Directors declared a 4% increase in the regular quarterly cash dividend to $.25 per common share. (see the "Capital" section for a further discussion)

            - Upgraded ratings were received from both Standard & Poor's and Moody's Investors Service. Additionally, Fitch Ratings revised its future outlook on the Company to positive. (see the "Capital" section for a further discussion)

            - The Company was added to the S&P 500 Index and removed from the S&P 400 Midcap Index as of the close of business on July 16, 2002.

            - The Company agreed to sell $500 million in subordinated notes on July 31, 2002 (see the "Capital" section for a further discussion).

         Net income for the quarter ended June 30, 2002 improved 34% to $104.5 million, or diluted earnings per share of $.64, when compared to $78.2 million, or diluted earnings per share of $.49, for the same period of 2001. Return on average stockholders' equity and average total assets rose to 26.1% and 2.3%, respectively during the second quarter of 2002 as compared to 23.3% and 2.1%, respectively for the second quarter of 2001.

         Net income for the six months ended June 30, 2002 improved 30% to $202.8 million, or diluted earnings per share of $1.25, when compared to $156.6 million, or diluted earnings per share of $.97, for the comparable prior year period. Return on average stockholders' equity and average total assets were 25.9% and 2.3%, respectively during the six months ended June 30, 2002, as compared to 23.9% and 2.1% respectively for the comparable prior year period.

         The improved earnings during the most recent quarter reflect multiple factors including: (a) significant improvement in the net interest margin driven by the continuing decline in the cost of funds, (b) interest earning asset growth from both loans and securities, (c) growth in low cost core deposits, in part due to new branch openings, (d) operating results of the former CBNY locations, (e) continued control of operating expenses, reflected by a 31.7% core efficiency ratio, and (f) minimal exposure to credit losses resulting in an annualized net charge-off ratio of 10 basis points for the quarter. Each of these elements is discussed in the succeeding sections.

NET INTEREST INCOME

         Net interest income is the difference between interest earned on interest earning assets and interest incurred on interest bearing liabilities and constitutes 88% of total revenue. Net interest income is affected by the level and composition of assets, liabilities and equity, as well as changes in market interest rates.

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

         The following table presents an analysis of net interest income by each major category of interest earning assets and interest-bearing liabilities for the three months ended June 30;

FOR THE THREE MONTHS ENDED JUNE 30,                                     2002                                     2001
                                                       -------------------------------------------------------------------------
                                                         AVERAGE                   AVERAGE      AVERAGE                  AVERAGE
 (dollars in thousands)                                 BALANCE      INTEREST       RATE       BALANCE      INTEREST      RATE
                                                       -------------------------------------------------------------------------
INTEREST EARNING ASSETS:
Securities (2) .................................       $ 5,856,302     $98,083      6.72%    $ 4,380,057      $80,783      7.40%
Loans, net (1) .................................        10,825,814     200,248      7.42%      9,761,554      196,050      8.06%
Money Market Investments .......................            40,199         213      2.13%         67,901          808      4.77%
                                                       -----------------------               ------------------------
  Total Interest Earning Assets (3) ............        16,722,315     298,544      7.16%     14,209,512      277,641      7.84%
                                                       -----------------------               ------------------------
NON INTEREST EARNING ASSETS:
Cash and Due from Banks ........................           350,342                               273,930
Other Assets (2) ...............................           822,814                               661,684
                                                       -----------                           -----------
  Total Assets .................................       $17,895,471                           $15,145,126
                                                       ===========                           ===========
INTEREST BEARING LIABILITIES:
Savings, NOW & Money Market Deposits ...........        $5,920,735     $16,068      1.09%     $4,592,345      $22,929      2.00%
Time Deposits ..................................         3,203,699      21,060      2.64%      3,304,022       42,053      5.11%
                                                       -----------------------               ------------------------
  Total Savings and Time Deposits ..............         9,124,434      37,128      1.63%      7,896,367       64,982      3.30%
Federal Funds Purchased & Securities Sold
  Under Agreements to Repurchase ...............         2,109,765      21,433      4.07%      1,704,272       22,250      5.24%
Other Borrowings ...............................         1,550,000      19,488      5.04%      1,692,672       21,601      5.12%
                                                       -----------------------               ------------------------
  Total Borrowings .............................         3,659,765      40,921      4.48%      3,396,944       43,851      5.18%
                                                       -----------------------               ------------------------
    Total Interest Bearing Liabilities .........        12,784,199      78,049      2.45%     11,293,311      108,833      3.87%
                                                       -----------------------               ------------------------
Rate Spread ....................................                                    4.71%                                  3.97%

NON-INTEREST BEARING LIABILITIES
Demand Deposits ................................         2,857,358                             2,040,803
Other Liabilities ..............................           376,929                               193,382
                                                       -----------                           -----------
 Total Liabilities .............................        16,018,486                            13,527,496
Capital Securities .............................           244,373                               244,349
 Stockholders' Equity ..........................         1,632,612                             1,373,281
                                                       -----------                           -----------
  Total Liabilities and Stockholders' Equity ...       $17,895,471                           $15,145,126
                                                       ===========                           ===========
Net Interest Income and Net Interest Margin (3)                        220,495      5.29%                     168,808      4.77%
Less: Tax Equivalent Adjustment ................                        (5,385)                                (4,781)
                                                                      --------                               --------
     Net Interest Income .......................                      $215,110                               $164,027
                                                                      ========                               ========

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(3) Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investment in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.77, $1.66, $1.55, $1.23, and $1.03 for the three months ended June 30, 2002; and $1.77 , $1.61, $1.55,$1.24, and $1.03 for the three months ended June 30, 2001.

The following table represents an analysis of net interest income by each major category of interest earning assets and interest-bearing liabilities for the six-months ended June 30;

FOR THE SIX MONTHS ENDED JUNE 30,                                   2002                                   2001
                                                  --------------------------------------------------------------------------
                                                    AVERAGE                   AVERAGE      AVERAGE                   AVERAGE
 (dollars in thousands)                             BALANCE       INTEREST      RATE       BALANCE       INTEREST      RATE
                                                  --------------------------------------------------------------------------
INTEREST EARNING ASSETS:
Securities (2) .............................      $ 5,624,821    $ 193,800     6.95%     $ 4,402,833     $162,543      7.44%
Loans, net  (1) ............................       10,657,229      395,231     7.48%       9,640,382      390,818      8.18%
Money Market Investments ...................           49,005          469     1.93%          64,049        1,683      5.30%
                                                  ------------------------               ------------------------
  Total Interest Earning Assets(3) .........       16,331,055      589,500     7.28%      14,107,264      555,044      7.93%
                                                  ------------------------               ------------------------
NON INTEREST EARNING ASSETS:
Cash and Due from Banks ....................          350,538                                266,741
Other Assets (2) ...........................          865,647                                652,199
                                                  -----------                            -----------
  Total Assets .............................      $17,547,240                            $15,026,204
                                                  ===========                            ===========
INTEREST BEARING LIABILITIES:
Savings, NOW and Money Market Deposits .....       $5,661,782    $  30,684     1.09%     $ 4,425,686     $ 45,067      2.05%
Time Deposits ..............................        3,321,072       48,343     2.94%       3,181,947       83,176      5.27%
                                                  ------------------------               ------------------------
  Total Savings and Time Deposits ..........        8,982,854       79,027     1.77%       7,607,633      128,243      3.40%
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase ...........        2,075,169       41,688     4.05%       1,961,358       53,653      5.52%
Other Borrowings ...........................        1,550,000       39,136     5.09%       1,700,031       46,141      5.47%
                                                  ------------------------               ------------------------
  Total Borrowings .........................        3,625,169       80,824     4.50%       3,661,389       99,794      5.50%
                                                  ------------------------               ------------------------
    Total Interest Bearing Liabilities .....      $12,608,023    $ 159,851     2.56%     $11,269,022     $228,037      4.08%
                                                  ------------------------               ------------------------
Rate Spread ................................                                   4.72%                                   3.85%

NON-INTEREST BEARING LIABILITIES:
Demand Deposits ............................        2,740,892                              1,973,259
Other Liabilities ..........................          349,432                                195,361
                                                  -----------                            -----------
 Total Liabilities .........................       15,698,347                             13,437,642
Capital Securities .........................          244,370                                244,346
 Stockholders' Equity ......................        1,604,523                              1,344,216
                                                  -----------                            -----------
  Total Liabilities and Stockholders' Equity      $17,547,240                            $15,026,204
                                                  ===========                            ===========
Net Interest Income and Net Interest Margin                       $429,649     5.31%                     $327,007      4.67%
Less: Tax Equivalent Adjustment (3) ........                       (10,542)                                (9,695)
                                                                  --------                               --------
    Net Interest Income ....................                      $419,107                               $317,312
                                                                  ========                               ========

(1) For purposes of these computations, non-accrual loans are included in average loans.

(2) For purposes of these computations, unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(3) Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investment in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.77, $1.66, $1.55, $1.24, and $1.03 for the six months ended June 30, 2002; and $1.77, $1.61,
      $1.55, $1.24, and $1.03 for the six months ended June 30, 2001.

      The following table summarizes the net interest margin components over the last five quarters. Factors contributing to the net interest margin improvement are outlined in the succeeding discussion and analysis.

                                                           2002                      2001
                                                  -------------------------------------------------------
                                                  2ND QTR     1st Qtr     4th Qtr     3rd Qtr     2nd Qtr
                                                  -------------------------------------------------------
INTEREST EARNING ASSETS:
Securities ..............................          6.72%       7.20%       7.04%       7.22%       7.40%
Loans, net ..............................          7.42%       7.54%       7.62%       7.89%       8.06%
Money Market Investments ................          2.13%       1.79%       2.51%       3.76%       4.77%
                                                  -------------------------------------------------------
  Total Interest Earning Assets .........          7.16%       7.40%       7.41%       7.65%       7.84%
                                                  =======================================================
INTEREST BEARING LIABILITIES:
Savings, NOW & Money Market Deposits ....          1.09%       1.10%       1.20%       1.70%       2.00%
Time Deposits ...........................          2.64%       3.22%       3.84%       4.52%       5.11%
                                                  -------------------------------------------------------
  Total Savings and Time Deposits .......          1.63%       1.92%       2.28%       2.85%       3.30%
Federal Funds Purchased & Securities Sold
  Under Agreements to Repurchase ........          4.07%       4.03%       4.11%       4.77%       5.24%
Other Borrowings ........................          5.04%       5.14%       5.10%       5.10%       5.12%
                                                  -------------------------------------------------------
  Total Borrowings ......................          4.48%       4.51%       4.50%       4.91%       5.18%
                                                  -------------------------------------------------------
  Total Interest Bearing Liabilities ....          2.45%       2.67%       2.99%       3.51%       3.87%
                                                  =======================================================
Interest Rate Spread ....................          4.71%       4.73%       4.42%       4.14%       3.97%
Net Interest Margin .....................          5.29%       5.32%       5.06%       4.87%       4.77%

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

                                                           THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                              2002 VS. 2001                          2002 VS. 2001
                                                  ------------------------------------------------------------------------------
                                                               CHANGE IN                               CHANGE IN
                                                   AVERAGE     AVERAGE     NET INTEREST     AVERAGE     AVERAGE     NET INTEREST
 (in thousands)                                    VOLUME        RATE         INCOME        VOLUME        RATE         INCOME
                                                  ------------------------------------------------------------------------------
INTEREST INCOME FROM EARNING ASSETS:
Securities ................................       $ 25,243      ($7,943)     $ 17,300      $ 42,618     ($11,361)    $ 31,257
Loans, net (2) ............................         20,396      (16,198)        4,198        39,280      (34,867)       4,413
Money Market Investments ..................           (252)        (343)         (595)         (327)        (887)      (1,214)
                                                  ------------------------------------------------------------------------------
   Total Interest Income ..................         45,387      (24,484)       20,903        81,571      (47,115)      34,456
                                                  ------------------------------------------------------------------------------
INTEREST EXPENSE ON LIABILITIES:

Savings, NOW & Money Market Deposits ......          5,458      (12,319)       (6,861)       10,386      (24,769)     (14,383)
Time Deposits .............................         (1,282)     (19,711)      (20,993)        2,246      (37,079)     (34,833)
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase ..........          4,704       (5,521)         (817)        2,967      (14,932)     (11,965)
Other Borrowings ..........................         (1,799)        (314)       (2,113)       (3,913)      (3,092)      (7,005)
                                                  ------------------------------------------------------------------------------
   Total Interest Expense .................          7,081      (37,865)      (30,784)       11,686      (79,872)     (68,186)
                                                  ------------------------------------------------------------------------------
Net Change in Net Interest Income .........       $ 38,306     $ 13,381      $ 51,687      $ 69,885     $ 32,757     $102,642
                                                  ==============================================================================

(1)   The above table is presented on a tax equivalent basis.

(2)   Non-accrual loans are included in average loans, net.


         Net interest income rose $51.1 million, or 31.1% to $215.1 million during the second quarter of 2002 from $164.0 million in the prior year quarter. The net interest margin improved by 52 basis points to 5.29%, from 4.77% during the same period. These positive developments are a direct result of management's strategy to grow the level of interest earning assets, funded with core deposits, and reposition its asset/liability mix to benefit from the Federal Reserve's recent rate reductions. The strategy of generating core deposits includes increasing market share through the opening of new branch locations and cultivating both existing and acquired branches. The Federal Reserve's 450 basis point reduction in short-term interest rates has provided stimulus to a weakening economy and has positively impacted the net interest margin. The favorable interest rate environment has contributed to increased loan demand, growth in core deposits and a reduction in the overall cost of funds.

         Interest income in the quarter rose $20.3 million or 7.4% to $293.2 million compared to the prior year period. Average interest earning assets grew by $ 2.5 billion, while the yield declined by 68 basis points to 7.16% compared to the second quarter of 2001.

         Average loans increased $ 1.1 billion or 10.9% to $10.8 billion, as loan yields declined 64 basis points to 7.42% during the period. Accordingly, the impact of higher loan balances on net interest income was partially offset by the decline in loan yields. Generally, as a result of the loan portfolio composition, loan yields tend to decline at a slower pace than the corresponding decline in cost of funds. Strong growth has been experienced in substantially all loan categories. Expansion into new markets has broadened the Company's customer base, while the introduction of additional products has allowed the Company to leverage its existing customer base in its mature markets. The commercial portfolios have benefited from the expanded presence in the New York City market, growth in the equipment and lessor financing area, and expansion of small business lending initiatives. The over-consolidation within the market has also provided opportunities to prudently expand the commercial portfolios. Consumer loans have benefited from the geographic expansion and broadening network of active automobile dealers within its market. Loan growth also provides opportunities for deposit growth as many products require mandatory levels of compensating deposit balances. Loans represented 64.7% of average interest earning assets during the second quarter of 2002 as compared to 68.7% in the second quarter of 2001. The continued expansion and current interest rate environment should continue to have a favorable impact on loan growth, but the current rate environment will result in lower loan yields during the remainder of 2002.

         Securities averaged $5.9 billion in the second quarter of 2002 representing an increase of $1.5 billion, or 33.7% compared with $4.4 billion in the second quarter of 2001. During this period, yields declined 68 basis points to 6.72%. The growth in securities was due in part to management's decision to leverage a portion of its excess capital by purchasing approximately $1.0 billion in securities, yielding 5.65%, during the latter part of the second quarter. During the quarter, this decision added approximately $2.4 million in net interest income and lowered the net interest margin by 8 basis points. The programs full impact will be reflected in the third quarter, further reducing the net interest margin, while improving net interest income. These securities were funded with short and medium term borrowings with an overall funding cost of 3.30%, resulting in a net interest rate spread of 235 basis points. The remainder of the increase in average securities was due to the investment of cash flows generated from growth in core deposits.

         Interest expense during the second quarter of 2002 declined $30.8 million, or 28.3% to $78.0 million when compared to $108.8 million in the same period of 2001, while overall funding costs improved 142 basis points to 2.45%. These improvements resulted mainly from rates resetting on both deposits and borrowings, as well as growth in core deposits.

         The continued growth in core deposits is due in large measure to the current economic and interest environment, the over consolidation within the Company's market area, an emphasis on developing deposit relationships with borrowers, the introduction of new cash management products and services and a focused effort on expanding the branch network, particularly in Manhattan. In addition, the use of incentive compensation plans and the maturity of previously acquired branches positively impacted aggregate deposit balances. Average demand deposits increased $816.6 million, or 40.0%, to $2.9 billion during the current quarter when compared to $2.0 billion for the comparable prior year period. At June 30, 2002, demand deposits represented 24.7% of total deposits, as compared to 21.2% at June 30, 2001. Average Savings, NOW and Money Market deposits increased $ 1.3 billion, or 28.9% to $ 5.9 billion during the 2002 second quarter when compared to $ 4.6 billion for the 2001 second quarter. During this same period, the corresponding cost of funds declined by 91 basis points to 1.09%.

         Average time deposits declined $ 100.3 million, or 3.0%, to $ 3.2 billion at a cost of funds of 2.64% during the second quarter of 2002 from $3.3 billion costing 5.11% during the second quarter of 2001. The 247 basis point change in the cost of funds reflects the decline in short-term market interest rates discussed above. The average cost of funds is expected to remain relatively stable for the balance of 2002.

         Average total borrowings increased by $262.8 million, or 7.7%, to $3.7 billion, while borrowing costs declined by 70 basis points to 4.48%. As previously discussed, borrowing levels have been impacted by the growth strategy.

         The decision to maintain a higher level of short-term borrowings has positively impacted the net interest margin. The majority of these LIBOR based borrowings have reset downward with changes in the Federal Funds rate. However, further reductions in borrowing costs are not anticipated due to the current economic outlook, the Federal Reserve's current bias towards interest rates, and management's decision to extend and fix the cost on $1.4 billion of these borrowings through the use of interest rate swaps. These factors, coupled with the aforementioned leverage strategy, while positively impacting net interest income, will reduce the net interest margin in the third quarter.

         There can be no assurance as to the actual impact market interest rates will have on net interest income and the net interest margin in future periods. However, management anticipates, that given the pricing sensitivity and the change in the asset/liability mix due to the aforementioned growth strategy, the net interest margin will compress in future quarters, while net interest income should continue to improve.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses in the second quarter of 2002 was $6.3 million, up from $4.0 million for the comparable prior year period. The provision for loan losses for the six months ended June 30, 2002 increased $4.7 million to $12.5 million when compared to $7.8 million for the comparable prior year period. The increase in the level of provisioning is consistent with the growth experienced in the loan portfolio during the past year and the methodology outlined below. Net charge-offs as an annualized percentage of average loans were 10 basis points in the recent quarter, compared with 9 basis points in the comparable prior year quarter.

         Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements. The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management's prompt attention. Conditions giving rise to such action are business combinations, opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.

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

         The initial allocation or specific-allowance methodology commences with loan officers and underwriters grading the quality of their loans on an eight-category risk classification scale. Loans identified from this process as below investment grade are referred to the Company's independent Loan Review Department (LRD) for further analysis and identification of those factors that may ultimately affect the full recovery or collectibility of principal and/or interest. These loans are subject to continuous review and monitoring while they remain in the criticized category. Additionally, LRD is responsible for performing periodic reviews of the loan portfolio that are independent from the identification process employed by loan officers and underwriters. Gradings that fall into criticized categories are further evaluated and a range of reserve amounts is established for each loan.

         The second allocation or loss factor approach to common or homogenous loans is made by applying the average loss factor to the outstanding balances in each loan category, principally residential 1-4 family mortgages and consumer loans.

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

         Based upon the process employed and giving recognition to all attendant factors associated with the loan portfolio, management considers the allowance for loan losses at June 30, 2002 to be adequate.

         The following table represents a summary of the changes in the allowance for loan losses and net charge-offs by loan type for the three and six months ended June 30, 2002 and 2001:

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           2002        2001              2002         2001
                                                         ---------------------------------------------------
(dollars in thousands)
Balance at Beginning of Period ....................      $106,352     $90,941          $103,801      $89,653
Provision for Loan Losses .........................         6,250       4,000            12,500        7,750
NET LOANS CHARGED-OFF:
   Mortgage Loans - Commercial ....................           272       (106)               974         (81)
   Consumer Loans .................................         1,392       1,479             3,900        3,440
   Commercial Loans ...............................           897         700               991        1,031
   Mortgage Loans Residential .....................            43          14               435          157
   Mortgage Loans - Multi-Family ..................             -           1                 3            3
   Construction and Land Loans ....................             -           -                 -            -
                                                         ---------------------------------------------------
Balance at End of Period ..........................      $109,998     $92,853          $109,998      $92,853
                                                         ===================================================
Annualized Net Charge-Offs to Average Loans, net ..         0.10%       0.09%             0.12%        0.10%
                                                         ===================================================

NON-INTEREST INCOME

         Non-interest income, exclusive of securities gains expanded by $6.9 million or 30.7% to $29.4 million in the second quarter of 2002 compared to $22.5 million in the same period of 2001. The growth in non-interest income was achieved through a $4.9 million, or 35.0% increase in customer related fees and service charges to $18.9 million, resulting from continued growth in deposits, expansion of the customer base using fee based services and revisions to fee schedules. Investment management, commissions and trust fees grew $.8 million or 20.1% as sales of alternative investment products, which includes mutual funds and annuities, continue to improve. Other operating income contained a $.9 million gain on the sale of securities that were classified as trading securities. At June 30, 2002, the Company had no securities classified as held for trading.

         Mortgage banking income rose $.3 million or 24.1% due to the favorable impact the low interest rate environment has had on loan origination and refinancing activity. The decline in check cashing fees is due in part to the impact the tragic events of September 11th have had on business activity in lower Manhattan, where six check cashing facilities are located.

         Net security gains declined $.9 million to $.4 million during the most recent quarter when compared to the $1.3 million recognized in the comparable prior year period. Gains recognized during the most recent quarter were derived from the sale of certain mortgage backed securities, while prior year gains were derived primarily from the sale of equity securities of certain publicly traded companies.

NON-INTEREST EXPENSE

         Non-interest expense, exclusive of amortization of intangibles and goodwill, increased by $19.0 million or 32.2% to $78.0 million in the second quarter of 2002 compared to $59.0 million for the second quarter of 2001. Contributing to the increase was an additional $12.9 million in employee compensation benefits, $3.6 million in occupancy and equipment costs and $2.9 million in other operating expenses. Employee compensation and benefits rose 42.7% over the comparable prior year period as a result of increases in incentive based compensation linked to deposit growth and related fee income, annual merit awards, rising costs associated with providing employee benefits, the de novo branch expansion and the acquisition of CBNY. During the most recent quarter, incentive compensation represented approximately 30% of total employee compensation and benefits as compared to 23% for the comparable prior year period. Increases in occupancy and equipment and other operating expenses are partially due to the de novo growth strategy, the acquisition of CBNY and costs associated with new business initiatives. This growth was partially offset by a $.4 million decline in capital security costs to $4.7 million. This decline was achieved through the use of interest rate swaps, which resulted in $200 million in capital securities being converted from paying fixed rates to paying floating (see the "Derivatives" section for a further discussion).

         As previously discussed, the Company adopted SFAS 142 on January 1, 2002. Accordingly, no amortization expense was recorded in 2002 on goodwill and identifiable intangible assets which have an indefinite life. Goodwill amortization recorded in the three and six-month periods ended June 30, 2001, was $4.8 million and $9.5 million, respectively.

         The Company's core efficiency ratio, which represents the ratio of non-interest expense, excluding other real estate costs and other non-recurring charges, to net interest income on a tax equivalent basis and non-interest income, excluding securities gains and losses and other non-recurring income, was 31.7% and 31.9% for the three and six months ended June 30, 2002, respectively, remaining substantially unchanged when compared to prior year levels. The core efficiency ratio demonstrates management's ability to maintain a disciplined approach to monitoring its operating structure, while controlling related costs and continuing to grow revenue.

INCOME TAXES

         The effective tax rate for the three and six months ended June 30, 2002 and 2001 was 34.5%. Management anticipates that the effective tax rate for the remainder of 2002 will be approximately 34.5%.

FINANCIAL CONDITION

LOAN PORTFOLIO

         Loans, net of unearned income increased $1.2 billion, or 12.3% to $11.0 billion, when compared to $9.8 billion at June 30, 2001. The Company continues to experience strong loan demand in virtually all loan categories, despite several signs of a local economic downturn. Loans are extended almost exclusively within the Company's market place. It does not participate in nationally syndicated loan arrangements. All loan categories showed improvement, with the exception of residential mortgages, when compared to prior year levels.

         Mortgage loans are secured by real estate in the New York metropolitan area. The segments of the real estate portfolio are diversified in terms of risk and repayment sources. The underlying collateral is balanced between multi-family apartment buildings, residential 1-4 family homes and owner occupied/non-owner occupied commercial properties. The risks inherent in these portfolios are dependent on both regional and general economic stability, which affects property values, and the financial well being and creditworthiness of the borrowers.

         The continued strength in the local real estate markets, both residential and commercial, has led to record property values. Management periodically monitors the impact that this trend has on its loan portfolio and origination pipeline. Further reviews of its underwriting standards are conducted to ensure that the quality of the loan portfolio is not jeopardized by unrealistic loan to value ratios or debt service levels. To date, there has been no deterioration in the performance or risk characteristics of the Company's real estate portfolio.

The following table represents the components of the loan portfolio for the periods indicated,

                                        -----------------------------------------------------------------------------
                                          JUNE 30,       % OF      DECEMBER 31,     % OF         JUNE 30,      % OF
(dollars in thousands)                      2002         TOTAL         2001         TOTAL          2001        TOTAL
                                        -----------------------------------------------------------------------------
Mortgage Loans-Multi-Family .....       $ 3,566,676       32%      $ 3,414,209       33%       $3,306,790       34%
Mortgage Loans-Residential ......         2,667,377       24%        2,647,190       26%        2,694,767       27%
Mortgage Loans-Commercial .......         2,049,776       19%        1,766,991       17%        1,595,783       16%
Commercial  Loans ...............         1,585,146       14%        1,487,819       14%        1,217,479       12%
Consumer Loans ..................           957,836        9%          876,241        8%          835,744        9%
Construction  & Land Loans ......           231,569        2%          221,381        2%          197,216        2%
                                        -----------------------------------------------------------------------------
    Total .......................       $11,058,380      100%      $10,413,831      100%       $9,847,779      100%
                                        -----------------------------------------------------------------------------
Less:
  Unearned Income & Fees ........            16,988                     14,140                     12,699
                                        -----------------------------------------------------------------------------
     Loans, Net .................       $11,041,392                $10,399,691                 $9,835,080
                                        =============================================================================

         Origination activity has been positively impacted by the interest rate environment and initiatives introduced over the last several years to expand our product offerings and attract new customers while continuing to leverage our existing customer base. The impact of lower interest rates on absolute growth levels in each major loan category has been mixed. Steady growth has been experienced in the commercial, commercial real estate, construction and land development and consumer loan categories. Multi-family growth levels have been tempered by management's decision not to compete with more aggressive pricing and/or what appear to be relaxed underwriting standards by competitors. Residential mortgage loans have declined modestly, but origination volumes have remained at record levels due to refinancing activity. The commercial and commercial real estate portfolios have benefited from the expanded presence in the New York City market, growth in the equipment and lessor financing area, the expansion of the small business lending initiatives and the fall-out arising from the over-consolidation within its market. Consumer loans continue to benefit from management's initiative to expand the geographic footprint of its automobile financing activities combined with broadening its automobile dealer network.

         To further minimize the risk inherent in the real estate portfolios, management utilizes prudent underwriting standards and diversifies the type and locations of loan collateral. Multi-family mortgage loans generally are for $1-$5 million and include loans on various types of geographically diverse apartment complexes located in the New York metropolitan area. Multi-family mortgages are dependent largely on sufficient rental income to cover operating expenses and may be affected by government regulation, such as rent control regulations, which could impact the future cash flows of the property. Most multi-family mortgages do not fully amortize; therefore, the principal outstanding is not significantly reduced prior to contractual maturity. The residential mortgage portfolio is comprised primarily of first mortgage loans on owner occupied 1-4 family residences located in the Company's market. The commercial mortgage portfolio contains loans secured by professional office buildings, retail stores, shopping centers and industrial developments. Commercial loans consist primarily of loans to small and medium size businesses, as well as loans secured by security interest in lease finance receivables. The commercial mortgage and commercial loan portfolios do not contain foreign loans to developing countries ("LDC") loans. Consumer loans are primarily issued to finance new and used automobiles and are originated through the Company's network of automobile dealers. The credit risk in auto lending is dependent on the creditworthiness of the borrower and the value of the collateral. The average loan originated is generally between $15-$30 thousand for periods ranging from 36-60 months. The consumer loan portfolio does not contain higher risk credit card or sub prime loans. Land loans are used to finance the acquisition of vacant land for future residential and commercial development. Construction loans finance the construction and rehabilitation of both residential and multi-family projects, and to a lesser extent, commercial developments. The construction and land development portfolios do not contain any high risk equity participation loans ("AD&C" loans).

         Real estate underwriting standards include various limits on the loan-to-value ratios based on the type of property and consideration of the creditworthiness of the borrower, the location of the real estate, the condition and value of the security property, the quality of the organization managing the property, and the viability of the project including occupancy rates, tenants and lease terms. Additionally, underwriting standards require appraisals, periodic inspections of the properties and ongoing monitoring of operating results.

RELATED PARTY LOANS

         Loans to related parties include loans to directors and their related companies and executive officers of the Company and its subsidiaries. Such loans are made in the ordinary course of business on substantially the same terms as loans to other individuals and businesses of comparable risks. Related party loans, primarily residential mortgage loans, aggregated $3.8 million at June 30, 2002 and 2001, respectively. The Company does not extend loans to directors or executive officers to finance the purchase of Company stock.

ASSET QUALITY

         Non-performing assets include loans ninety days past due and still accruing, non-accrual loans and other real estate. Other real estate consists of property acquired through foreclosure or deed in lieu of foreclosure.

         Non-performing assets are detailed in the table below:

                                                           ----------------------------------------
                                                            JUNE 30,      DECEMBER 31,      JUNE 30,
(in thousands)                                               2002             2001            2001
                                                           ----------------------------------------
Loans Ninety Days Past Due and Still Accruing .......      $ 6,183           $4,146         $ 4,973
Non-Accrual Loans ...................................        8,727           10,490          10,657
                                                           ----------------------------------------
Non-Performing Loans ................................       14,910           14,636          15,630
Other Real Estate ...................................          392              315             566
                                                           ----------------------------------------
Non-Performing Assets ...............................      $15,302          $14,951         $16,196
                                                           ========================================
Allowance for Loan Losses to Non-Performing Loans ...         738%             709%            594%
Allowance for Loan Losses to Total Loans, net .......        1.00%            1.00%           0.94%
Non-Performing Loans to Total Loans, net ............        0.14%            0.14%           0.16%
Non-Performing Assets to Total Assets ...............        0.08%            0.09%           0.10%

         Non-performing assets at June 30, 2002, were $15.3 million, or .14% of total loans, remaining substantially unchanged on a linked quarter basis and down $.9 million when compared to $16.2 million or .16% of total loans at June 30, 2001. As depicted in the table above, the level of non-performing loans to total loans has remained constant as the loan portfolio grows and reserve coverage ratios remain adequate. The modest level of non-performing assets over the past several years is a result of an effective loan administration and workout process, as well as continued strength in the local real estate market.

         The following table represents the components of non-performing loans:

                                        JUNE 30,    DECEMBER 31,     JUNE 30,
(in thousands)                            2002          2001           2001
                                       -------------------------------------
Mortgage Loans-Residential .......     $ 2,882        $ 5,563        $ 4,672
Consumer Loans ...................       5,545          3,951          4,848
Commercial Loans .................       3,548          2,928          3,585
Mortgage Loans - Commercial ......       2,920          2,025          2,509
Construction  and Land Loans .....           -            124              -
Mortgage Loans-Multi-Family ......          15             45             16
                                       -------------------------------------
   Total Non-Performing Loans ....     $14,910        $14,636        $15,630
                                       =====================================

SECURITIES PORTFOLIO

The composition, the amortized cost and estimated fair values of available-for-sale and held-to-maturity securities portfolios are as follows:

                                                 JUNE 30, 2002                DECEMBER 31, 2001                JUNE 30, 2001
                                            ------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE                          AMORTIZED        FAIR           AMORTIZED      FAIR           AMORTIZED       FAIR
(in thousands)                                COST           VALUE            COST        VALUE            COST          VALUE
                                            ------------------------------------------------------------------------------------
CMO Private Issuances ...............       $3,443,812    $3,514,518       $2,611,300   $2,648,545       $2,164,241   $2,209,416
CMO Agency Issuances ................        1,515,082     1,539,254          827,756      837,706          821,141      833,063
Mortgage-Backed Securities ..........          600,636       616,832          709,165      717,208          508,044      509,365
U.S. Government Agencies' Obligations           35,513        36,049           71,585       72,101           97,826       98,708
U.S. Treasury Securities ............            4,057         4,070           14,968       14,983           10,007       10,047
State & Municipal Obligations .......          258,437       261,796          181,645      183,143          120,391      121,665
Equity Securities (1) ...............          215,779       214,505          221,763      223,006          254,410      254,284
Other Securities ....................          383,838       375,048          362,899      346,865          365,945      349,363
                                            ------------------------------------------------------------------------------------
                                            $6,457,154    $6,562,072       $5,001,081   $5,043,557       $4,342,005   $4,385,911
                                            ====================================================================================

 (1) Amortized cost and fair value includes $160.3 million, $165.3 million and $197.4 million at June 30, 2002, December 31, 2001 and June 30, 2001,
      respectively in Federal Home Loan Bank stock.

                                   ------------------------------------------------------------------------------
HELD-TO-MATURITY                   AMORTIZED      FAIR          AMORTIZED      FAIR        AMORTIZED       FAIR
(in thousands)                        COST        VALUE           COST        VALUE           COST         VALUE
                                   ------------------------------------------------------------------------------
CMO Private Issuances .......       $272,845     $276,639       $404,010     $405,681       $506,798     $508,669
Mortgage-Backed Securities ..        180,353      184,816        224,995      226,928        271,038      269,958
State & Municipal Obligations         57,959       59,932         66,877       68,129         70,419       71,287
Other Securities ............         11,139       11,133         14,083       14,138         12,636       12,606
                                   ------------------------------------------------------------------------------
                                    $522,296     $532,520       $709,965     $714,876       $860,891     $862,520
                                   ==============================================================================

         The strategy for the securities portfolio is to maintain a short duration, thereby minimizing exposure to sustained increases in interest rates. This is achieved through investments in securities with predictable cash flows and short average lives and the purchase of certain adjustable rate instruments. The duration of the portfolio at June 30, 2002 was 3.2 years.

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

         The Company maintains a Bank Owned Life Insurance trust (commonly referred to as BOLI). The BOLI was formed to offset future employee benefit costs and provide additional benefit due to its tax-exempt nature. Only officer level employees who have consented have been insured under the program. Approximately $180 million in securities support the program and are included in the available-for-sale portfolio. Its impact on net income has not been significant.

         When purchasing investment securities, management considers its overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing the investment securities portfolio, management occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, or credit risk associated with a particular security, or following completion of a business combination.

         At June 30, 2002, securities carried at $4.0 billion were pledged to secure securities sold under agreements to repurchase, other borrowings, and for other purposes as required by law. Securities pledged for which the collateral may be sold or repledged by the secured parties approximated $3.1 billion, while securities pledged which the secured parties may not sell or repledge approximated $.9 billion at June 30, 2002.

DERIVATIVE FINANCIAL INSTRUMENTS

         In managing interest rate risk, management periodically uses various interest rate agreements, including interest rate swaps, caps, and floors to modify the repricing characteristics of specific assets and liabilities. During the most recent quarter, management entered into an additional $650 million in interest rate swaps increasing to $1.7 billion the total notional amount of derivatives outstanding.

                                                        FIXED              VARIABLE
                                      NOTIONAL      INTEREST RATE       INTEREST RATE
           MATURITY                    AMOUNT           RANGE               RANGE
--------------------------------------------------------------------------------------
(dollars in thousands)
PAY FIXED SWAPS-MATURING:
2003                                $  850,000       2.65% - 4.88%       1.88% - 1.92%
2004                                   400,000       3.59% - 5.23%       1.90% - 1.92%
2005                                   100,000       4.24% - 4.26%           1.92%
2008                                    75,000           6.14%               1.92%
                                    ----------
                                    $1,425,000
                                    ==========
PAY FLOATING SWAPS-MATURING:
2002                                $   75,000           3.00%               2.12%
2026                                   100,000           8.70%               3.59%
2027                                   100,000           8.00%               2.96%
                                    ----------
                                    $  275,000
                                    ==========

         At June 30, 2002, $1.4 billion in pay fixed swaps, designated as cash flow hedges were outstanding and entered into to change the repricing characteristics of certain borrowings. These agreements require the Company to make periodic fixed rate payments, while receiving periodic variable rate payments indexed to the three month LIBOR rate based on a common notional amount and maturity date. These swaps have original maturities of up to 10 years and, as of June 30, 2002, had an unrealized loss of $29.1 million. The $275 million in pay floating swaps are designated as fair value hedges. One swap of $75 million hedges certain time deposits and requires the Company to make periodic floating rate payments, while receiving periodic fixed rate payments indexed to the six month LIBOR rate.

         The remaining $200 million of pay floating swaps changed the repricing characteristics of a comparable amount of capital securities from fixed to variable. The swaps contain imbedded call options held by the counterparty and are exercisable in approximately five years, which is identical to the call provisions contained in the capital securities. At June 30, 2002, the fair value of these agreements was $8.0 million representing an unrealized gain, which is reflected as a component of other assets. Also, the capital securities reflected an $8.0 million fair value adjustment, increasing the reported amount of capital securities from $244.4 million to $252.4 million at June 30, 2002.

         The credit risk associated with these financial instruments is the risk of non-performance by the counterparties to the agreements. However, management does not anticipate non-performance by the counterparties and monitors the associated risk through its asset/liability management procedures.

DEPOSITS

         Deposits gathered throughout the retail branch network represent the most significant source of funding. The strategy of generating deposits, specifically core deposits, includes increasing market share through the opening of new branch locations and cultivating both existing and acquired branches. The following table depicts a comparison of deposit growth in Manhattan and other regions:

                                -----------------------------------------------------------------
(in thousands)                    JUNE 30,          MARCH 31,        DECEMBER 31,        JUNE 30,
                                    2002              2002               2001              2001
                                -----------------------------------------------------------------
MANHATTAN DEPOSITS
Demand Deposits .........       $   541,034       $   499,846       $   478,875       $   272,065
Interest Bearing Deposits         1,339,387         1,232,234         1,156,694           457,294
                                -----------------------------------------------------------------
    Total Deposits ......         1,880,421         1,732,080         1,635,569           729,359

ALL OTHER LOCATIONS
Demand Deposits .........         2,485,027         2,214,949         2,223,878         1,890,816
Interest Bearing Deposits         7,866,766         7,667,065         7,443,859         7,561,867
                                -----------------------------------------------------------------
    Total Deposits ......        10,351,793         9,882,014         9,667,737         9,452,683

TOTAL DEPOSITS
Demand Deposits .........         3,026,061         2,714,795         2,702,753         2,162,881
Interest Bearing Deposits         9,206,153         8,899,299         8,600,553         8,019,161
                                -----------------------------------------------------------------
    Total Deposits ......       $12,232,214       $11,614,094       $11,303,306       $10,182,042
                                =================================================================

         Total deposits increased by $618 million to $12.2 billion on a linked quarter basis for an annualized growth rate of 21.2%. This growth has been fueled in part by the Manhattan locations, which had annualized growth rate of 34.3%, contributing $148.3 million or 24% of the overall increase on a linked quarter basis. At June 30, 2002, Manhattan deposits comprised 15.4% of total deposits. In recent years, the Company's strategy has included de novo branch expansion program, focused on Manhattan, supplemented by strategic acquisitions similar to CBNY. Management believes that this over consolidated, yet fragmented market provides great growth opportunities.

         Total deposits increased by $2.0 billion, or 20.1% to $12.2 billion, when compared to $10.2 billion in the comparable prior year period. Additional factors contributing to the growth in core deposits are the current economic and interest rate environment, an emphasis on developing deposit relationships with borrowers, and the introduction of new cash management products. In addition, the use of incentive compensation plans and the maturity of previously acquired branches positively impacted aggregate deposit balances.

         At June 30, 2002, the Company operated from 167 branch locations with 19 located in Manhattan. The Company plans to open nine (9) branches by December 31, 2002, with six scheduled for Manhattan. While the branch expansion initiative has concentrated on Manhattan, certain other strategic locations are being added throughout the Company's geographic footprint over the next several quarters.

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

         The risk assessment program includes a coordinated approach to the management of liquidity, capital, and interest rate risk. This process is governed by policies and limits established by senior management, which are reviewed at least annually by the Board of Directors. The Asset/Liability Committee of the Board of Directors ("ALCO") provides guidance for the day to day asset/liability activities. ALCO periodically evaluates the impact of changes in market interest rates on interest earning assets and interest bearing liabilities, net interest margin, capital and liquidity, and evaluates management's strategic plan. The balance sheet structure is primarily short-term with most assets and liabilities repricing or maturing in less than five years. Management monitors the sensitivity of net interest income by utilizing a dynamic simulation model complemented by a traditional gap analysis.

         The simulation model measures the sensitivity of net interest income to changes in market interest rates. The simulation involves a degree of estimation based on certain assumptions that management believes to be reasonable. Factors considered include contractual maturities, prepayments, repricing characteristics, deposit retention, the relative sensitivity of assets and liabilities to changes in market interest rates, and cash flows from derivative instruments.

         The Board has established certain policy limits for the potential volatility of net interest income as projected by the simulation model. Volatility is measured from a base case where rates are assumed to be flat. Volatility is expressed as the percentage change, from the base case in net interest income over a 12-month period. As of June 30, 2002 management was operating within the policy limits.

         The model is kept static with respect to the composition of the balance sheet and, therefore does not reflect management's ability to proactively manage in changing market conditions. Management may choose to extend or shorten the maturities of the Company's funding sources and redirect cash flows into assets with shorter or longer durations. Management may also use certain derivative instruments to reduce the repricing mismatches of its assets and liabilities including interest rate swaps, interest rate caps/floors, and interest rate collars.

         The following table reflects the estimated net interest income impact based on gradual increase and decrease in interest rates over the next twelve months. These estimates are based on the information and assumptions used in the simulation modeling process as of June 30, 2002.

          CHANGE IN INTEREST RATES     ESTIMATED DECREASE     % CHANGE
          -------------------------------------------------------------
             + 200 Basis Points            $14.9 million         1.7%
             + 100 Basis Points              5.4 million         0.6%
             - 100 Basis Points              6.4 million         0.7%

         The assumptions used are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of interest rate changes; changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories; and any actions, such as those previously described, which management may take to counter such changes.

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

         Sources of liquidity include dividends from its subsidiaries, borrowings, the sale of available-for-sale securities, and funds available through the capital markets. Dividends from the Company's banking subsidiaries are limited by regulatory guidelines. Pursuant to these regulations, the banking subsidiaries had $385.1 million of retained earnings available for dividends as of July 1, 2002.

         The banking subsidiaries have numerous sources of liquidity including loan and security principal repayments and maturities, lines-of-credit with other financial institutions, the ability to borrow under repurchase agreements and Federal Home Loan Bank ("FHLB") advances utilizing their unpledged securities and mortgage related loan portfolios, the sale of available-for-sale securities, the securitization or sale of loans, and growth in deposits.

         The banking subsidiaries currently have the ability to borrow an additional $6.1 billion on a secured basis, utilizing mortgage related loans and securities as collateral. At June 30, 2002, the Company had $3.2 billion in outstanding borrowings with the FHLB.

         The Company and its banking subsidiaries' liquidity positions are monitored daily to ensure the maintenance of an optimum level and efficient use of available funds. Management believes that sufficient liquidity exists to meet their operating requirements.

UPGRADED CREDIT RATINGS

         In July 2002, the Company and its subsidiaries received upgraded ratings from both Standard and Poor's and Moody's Investors Service. Additionally, Fitch Ratings revised its future outlook to positive.

         The current ratings of the Company and North Fork are as follows:


                                                           Moody's         S&P          Fitch
                                                           -------         ---          -----
North Fork Bancorporation
        Issuer/Counterparty ..........................        A2         BBB+/A-2         B/5
        Long-term/Short-term Senior Obligations ......        A2         BBB+/A-2        A-/F1
        Subordinated Debt ............................        A3            BBB           BBB+
        Preferred Stock /Trups .......................        A3            BBB-          BBB+

North Fork Bank
        Issuer/Counterparty ..........................        A1          A-/A-2          B/5
        Long-term/Short-term Deposits ................      A1/P-1        A-/A-2          A/F1
        Long-term/Short-term Senior Obligations ......      A1/P-1        A-/A-2          A-/F1
        Financial Strength ...........................        B-             -             -

Outlook ..............................................      Stable        Stable        Positive

CAPITAL

         The Company and its banking subsidiaries are subject to the risk based capital guidelines administered by the bank regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including a minimum ratio of Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets of 4% ("Leverage Ratio"). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Company's financial statements. As of June 30, 2002, the most recent notification from the various bank regulators categorized the Company and its banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, a minimum leverage ratio of at least 5% and not be subject to any written order, agreement or directive. There are no conditions or events since such notification that management believes have changed this classification.

         The following table sets forth the Company's regulatory capital at June 30, 2002, under the rules applicable at such date. Management believes that the Company and its banking subsidiaries meet all capital adequacy requirements to which they are subject.

                                                  JUNE 30, 2002                   JUNE 30, 2001
                                           ---------------------------------------------------------
 (dollars in thousands)                       AMOUNT         RATIO             Amount          Ratio
                                           ---------------------------------------------------------
Tier 1 Capital ....................        $ 1,382,308       13.21%           $1,220,586      12.67%
Regulatory Requirement ............            418,492        4.00%              385,347       4.00%
                                           ---------------------------------------------------------
Excess ............................        $   963,816        9.21%             $835,239       8.67%
                                           =========================================================
Total Risk Adjusted Capital .......        $ 1,492,306       14.26%           $1,313,439      13.63%
Regulatory Requirement ............            836,984        8.00%              770,694       8.00%
                                           ---------------------------------------------------------
Excess ............................           $655,322        6.26%             $542,745       5.63%
                                           =========================================================

Risk Weighted Assets ..............        $10,462,300                        $9,633,678
                                           ===========                        ==========


         The Company's Leverage Capital Ratio at June 30, 2002, was 7.91%. North Fork's Tier 1, Total Risk-Based and Leverage Capital Ratios were 11.09%, 12.17%, and 6.55%, respectively, at June 30, 2002.

         Superior's Tier 1, Total Risk Based and Leverage Capital Ratios were 12.21%, 12.47% and 5.73%, respectively, at June 30, 2002.

         Effective January 1, 2002, revisions were made to the regulatory risk based capital guidelines that lowered the risk weighting on several AAA rated CMO investments included in the securities portfolio. The change resulted in an improvement of approximately 125 basis points on the Company's and North Fork's Tier 1 and Total Risk Based Capital Ratios.

         On July 31, 2002, the Company agreed to sell $350 million aggregate principal amount of 5.875% subordinated notes and $150 million aggregate principal amount of 5% fixed rate/floating rate subordinated notes in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. Both note issues qualify as Tier II capital under the risk based capital guidelines.

         Both series of notes mature in 2012. The 5.875% subordinated notes will bear interest at a fixed rate through maturity and will not be redeemable prior to maturity. The fixed rate/floating rate notes bear interest at a fixed rate of 5% per annum for the first five years, and convert to a floating rate thereafter until maturity based on the US dollar three-month LIBOR plus 1.87%. Beginning in the sixth year the Company has the right to redeem the fixed rate/floating rate notes at par plus accrued interest.

         The Company's Tier 1, Total Risk Adjusted and Leverage Capital Ratios on a pro forma basis would have been 13.09%, 18.83% and 7.91%, respectively, assuming that the subordinated notes were issued on June 30, 2002 and the proceeds invested in money market instruments.

         Management continues to apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting For Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its stock based compensation plans, other than for restricted stock awards. Had the Company reflected the impact of stock option awards during the previous three years, the full years impact on earnings per share would have been $.02, $.01, and $.02 in 2001, 2000 and 1999, respectively.

         In the first quarter of 2002, approximately sixty senior officers accepted offers extended to them to modify their holdings of restricted stock. The offers, which were made as part of the Company's key management retention program, essentially permitted certain senior officers to obtain additional shares of restricted stock if they agreed to extend the vesting periods for their existing shares of restricted stock. This program was adopted to help ensure continued employment of key management while having their interests closely aligned with the long-term interests of the Company and its shareholders. For those who accepted, their existing shares, with vesting periods ranging from 1 to 6 years, were modified to extend the vesting period to 10 years. In return for accepting the offer, each officer received one additional share of restricted stock, with a vesting period of 10 years, for each existing share of restricted stock. Approximately 467,000 additional restricted shares were issued under the program with a market value of approximately $15.7 million. This has been reflected in the deferred compensation component of stockholders' equity and will be amortized over a 10-year period. None of the Company's executive officers were involved in the program.

         In September 2001, the Board of Directors approved a 5 million share increase to its previously announced share repurchase program. This approval brought the remaining shares authorized for repurchase to approximately 8 million, or 5% of the common shares presently outstanding. Although no additional shares were repurchased during the most recent quarter, 600,000 shares were repurchased in July 2002, at an average price of $35.15.

LITIGATION MATTERS

         The Company and its subsidiaries are subject to certain pending and threatened legal actions which arise out of the normal course of business. Management believes that the resolutions of any pending or threatened litigation will not have a material adverse effect on its financial condition or results of operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: August 6, 2002                        /s/ Daniel M. Healy
                                            -------------------
                                            Daniel M. Healy
                                            Executive Vice President &
                                               Chief Financial Officer