Form 10-Q
period 2002-09-30
NORTH FORK BANCORPORATION INC
filed 2002-11-14
CIK 352510

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED:
                               SEPTEMBER 30, 2002
                               ------------------

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
            Yes (X)      No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF COMMON STOCK                 NUMBER OF SHARES OUTSTANDING - 11/12/02
---------------------                 ---------------------------------------
   $.01 PAR VALUE                                  161,493,953

                                      INDEX
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         North Fork Bancorporation, Inc. and Subsidiaries
              1)  Consolidated Balance Sheets
              2)  Consolidated Statements of Income
              3)  Consolidated Statements of Cash Flows
              4)  Consolidated Statements of Changes in Stockholders' Equity
              5)  Consolidated Statements of Comprehensive Income
              6)  Condensed Notes to Consolidated Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         The information required by this item is contained throughout Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated by reference herein.

ITEM 4.  CONTROLS AND PROCEDURES
              Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a) - 14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing date of this report. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective in alerting them in a timely manner to any material information relating to the Company that is required in our SEC filings. Further, there were no significant changes made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed by the Chief Executive Officer and Chief Financial Officer.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    The following exhibits are submitted herewith:

Exhibit #             Description
---------             -----------
(11)      Statement Re: Computation of Per Share Earnings.

(99.1)    Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
          of the Sarbanes-Oxley Act of 2002.

(99.2)    Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
          of the Sarbanes-Oxley Act of 2002.

          (b)   Current Reports on Form 8-K

          We filed the following Current Reports on Form 8-K during the period from July 1, 2002 to the date of the filing of this report:

              1. Current Report on Form 8-K, dated July 3, 2002, announcing that Standard and Poor's raised the credit ratings for both North Fork and North Fork Bank.

              2. Current Report on Form 8-K, dated July 15, 2002, announcing earnings for the second quarter of 2002, that we were added to the S&P 500 index and that Moody's Investor Service raised its credit ratings on North Fork and its subsidiaries.

              3. Current Report Form 8-K, dated July 30, 2002, announcing that we agreed to sell $500 million of subordinated notes and that our Chief Executive Officer and Chief Financial Officer submitted to the Securities and Exchange Commission their sworn statements relating to the accuracy of documents, previously filed by the Company under the Securities and Exchange Act of 1934, as amended.

              4. Current Report on Form 8-K, dated September 4, 2002, announcing that we will be presenting at the Putnam Lovell Conference on September 4, 2002.

              5. Current Report on Form 8-K, dated September 19, 2002, announcing that we issued a press release discussing the general trends of our business and potential operating results for the third quarter of 2002. Additionally, we announced that we will be presenting at the RBC Capital Markets Financial Institution Conference on September 20, 2002.

              6. Current Report on Form 8-K, dated October 2, 2002, announcing that our Second Annual Investor Conference will be held in New York City on October 3, 2002.

              7. Current Report of Form 8-K, dated October 16, 2002, announcing earnings for the third quarter of 2002.

              8. Current Report on Form 8-K, dated November 6, 2002, announcing that we will be presenting at the Banc Analysts Association of Boston Conference on November 7, 2002.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                                          -----------------------------------------------------
                                                                              SEPTEMBER 30,     DECEMBER 31,     SEPTEMBER 30,
(in thousands, except per share amounts)                                          2002              2001             2001
                                                                          -----------------------------------------------------
ASSETS:
Cash & Due from Banks..................................................         $   310,525      $   333,250       $   279,856
Money Market Investments...............................................              67,687           17,684            22,411
Securities:
   Available-for-Sale ($3,634,438 , $1,618,979 and $1,713,614
      pledged at September 30, 2002, December 31, 2001 and
      September 30, 2001, respectively)                                           7,996,879        5,043,557         4,358,279
   Held-to-Maturity ($ 273,135, $468,628 and $526,665 pledged at
      September 30, 2002, December 31, 2001 and September 30,
         2001, respectively)                                                        435,726          709,965           800,997
                                                                          -----------------------------------------------------
      Total Securities.................................................           8,432,605        5,753,522         5,159,276
                                                                          -----------------------------------------------------
Loans, Net of Unearned Income..........................................          11,299,675       10,399,691         9,907,220
            Less: Allowance for Loan Losses............................             112,649          103,801            94,245
                                                                          -----------------------------------------------------
                  Net Loans............................................          11,187,026       10,295,890         9,812,975
                                                                          -----------------------------------------------------
Goodwill...............................................................             398,783          398,785           313,648
Identifiable Intangibles ..............................................              25,078           28,489            17,646
Premises & Equipment ..................................................             123,017          110,779           107,088
Accrued Income Receivable .............................................             107,614           93,400            96,969
Other Assets ..........................................................             172,199          200,304            98,514
                                                                          -----------------------------------------------------
     Total Assets .....................................................         $20,824,534      $17,232,103       $15,908,383
                                                                          =====================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Demand Deposits .......................................................         $ 3,093,616      $ 2,702,753       $ 2,249,498
Savings Deposits ......................................................           3,382,698        3,131,471         2,969,540
NOW &  Money Market Deposits...........................................           2,906,905        2,037,518         1,517,512
Time Deposits..........................................................           2,048,991        2,340,883         2,160,202
Certificates of Deposit, $100,000 & Over...............................           1,140,171        1,090,681         1,075,288
                                                                          -----------------------------------------------------
     Total Deposits....................................................          12,572,381       11,303,306         9,972,040
                                                                          -----------------------------------------------------
Federal Funds Purchased & Securities Sold Under
   Agreements to Repurchase............................................           3,757,300        2,142,182         2,358,782
Subordinated Debt......................................................             499,117                -                 -
Capital Securities.....................................................             266,678          244,364           244,357
Other Borrowings.......................................................           1,550,000        1,550,000         1,551,788
Due To Brokers.........................................................             105,425          200,602            64,127
Accrued Expenses & Other Liabilities...................................             420,260          354,641           306,663
                                                                          -----------------------------------------------------
      Total Liabilities................................................         $19,171,161      $15,795,095       $14,497,757
                                                                          -----------------------------------------------------

STOCKHOLDERS' EQUITY:
Preferred Stock, par value $1.00; authorized 10,000,000
   shares, unissued....................................................                  -                -                 -
Common stock, par value $0.01; authorized 500,000,000 shares;
    issued 174,580,778 shares at September 30, 2002....................               1,746            1,746             1,746
Additional Paid in Capital.............................................             371,288          364,345           356,451
Retained Earnings......................................................           1,525,950        1,337,564         1,286,694
Accumulated Other Comprehensive Income.................................              38,820           10,341            41,425
Deferred Compensation..................................................             (51,962)         (42,535)          (27,770)
Treasury Stock at cost;  11,083,374 shares at
   September 30, 2002..................................................            (232,469)        (234,453)         (247,920)
                                                                          -----------------------------------------------------
      Total Stockholders' Equity.......................................           1,653,373        1,437,008         1,410,626
                                                                          -----------------------------------------------------
      Total Liabilities and Stockholders' Equity.......................         $20,824,534      $17,232,103       $15,908,383
                                                                          =====================================================

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                 ---------------------------------------------------------------
                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 ---------------------------------------------------------------
                                                                   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
(in thousands, except per share amounts)                               2002            2001            2002            2001
                                                                 ---------------------------------------------------------------
INTEREST INCOME:
Loans.........................................................          $203,711        $196,231        $598,300       $586,616
Mortgage-Backed Securities....................................            88,705          71,268         249,324        194,014
Other Securities..............................................             8,795           9,291          25,900         31,665
U.S. Treasury & Government Agency Securities..................               321           2,022           1,115          6,163
State & Municipal Obligations ................................             3,203           2,101           8,653          6,263
Money Market Investments......................................               167             419             568          1,960
                                                                 ---------------------------------------------------------------
   Total Interest Income......................................           304,902         281,332         883,860        826,681
                                                                 ---------------------------------------------------------------

INTEREST EXPENSE:
Savings, NOW & Money Market Deposits..........................            16,797          20,282          47,481         65,349
Time Deposits.................................................            12,681          26,574          46,802         88,750
Certificates of Deposit, $100,000 & Over......................             6,207          10,743          20,429         31,743
Federal Funds Purchased & Securities Sold Under
    Agreements to Repurchase..................................            26,515          26,422          68,203         80,075
Subordinated Debt.............................................             4,333               -           4,333              -
Capital Securities ...........................................             2,632           5,140          12,461         15,420
Other Borrowings..............................................            19,340          19,969          58,476         66,110
                                                                 ---------------------------------------------------------------
   Total Interest Expense.....................................            88,505         109,130         258,185        347,447
                                                                 ---------------------------------------------------------------
   Net Interest Income........................................           216,397         172,202         625,675        479,234
Provision for Loan Losses.....................................             6,250           4,500          18,750         12,250
                                                                 ---------------------------------------------------------------
   Net Interest Income after Provision for Loan Losses........           210,147         167,702         606,925        466,984
                                                                 ---------------------------------------------------------------

NON-INTEREST INCOME:
Customer Related Fees & Service Charges.......................            19,894          14,779          57,198         41,863
Investment Management, Commissions & Trust Fees...............             3,882           4,281          13,476         12,289
Mortgage Banking Operations...................................             1,790           1,133           4,419          3,220
Check Cashing Fees............................................               696             742           2,172          2,329
Other Operating Income........................................             2,909           2,186           8,934          7,181
Securities Gains, net.........................................             2,689           1,802           4,070          7,010
Derivative Gain...............................................                 -               -               -          7,943
                                                                 ---------------------------------------------------------------
     Total Non-Interest Income................................            31,860          24,923          90,269         81,835
                                                                 ---------------------------------------------------------------

NON-INTEREST EXPENSE:
Employee Compensation & Benefits..............................            45,551          33,042         129,364         92,723
Occupancy & Equipment, net....................................            14,398          10,614          41,278         31,197
Other Operating Expenses......................................            17,796          13,944          50,472         39,775
Amortization of Identifiable Intangibles.....................              1,137             710           3,411          2,130
Amortization of Goodwill .....................................                 -           4,767               -         14,292
                                                                 ---------------------------------------------------------------
    Total Non-Interest Expense................................            78,882          63,077         224,525        180,117
                                                                 ---------------------------------------------------------------
Income Before Income Taxes....................................           163,125         129,548         472,669        368,702
Provision for Income Taxes....................................            56,278          44,694         163,071        127,202
                                                                 ---------------------------------------------------------------
     Net Income...............................................          $106,847        $ 84,854        $309,598       $241,500
                                                                 ===============================================================

Earnings Per Share - Basic....................................             $0.67           $0.53           $1.93          $1.51
Earnings Per Share - Diluted..................................             $0.66           $0.53           $1.91          $1.50
Cash Dividends ...............................................             $0.25           $0.21           $0.74          $0.63

Weighted Average Shares Outstanding - Basic...................           160,307         159,682         160,398        159,429
Weighted Average Shares Outstanding - Diluted.................           162,248         161,602         162,305        161,264

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                                          2002              2001
                                                                                              ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income.........................................................................            $309,598         $241,500
ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING ACTIVITIES:
Provision for Loan Losses..........................................................              18,750           12,250
Depreciation and Amortization......................................................              16,597           12,476
Amortization of Goodwill & Identifiable Intangible Assets..........................               3,411           16,422
Amortization of Securities Premiums................................................              20,680            6,559
Accretion of Discounts and Net Deferred Loan Fees..................................             (36,747)         (25,605)
Net Security Gains.................................................................              (4,070)          (7,010)
Purchases of Trading Assets........................................................             (16,685)               -
Sales of Trading Assets............................................................              18,091                -
Derivative Gains...................................................................                   -           (7,943)
Other, Net.........................................................................              63,781           79,487
                                                                                      -----------------------------------
    Net Cash Provided by Operating Activities......................................             393,406          328,136
                                                                                      -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Securities Held-to-Maturity...........................................                (551)          (5,057)
Maturities, Redemptions, Calls and Principal Repayments on
    Securities Held-to-Maturity....................................................             274,041          188,855
Purchases of Securities Available-for-Sale.........................................          (5,193,723)      (1,657,391)
Proceeds from Sales of Securities Available-for-Sale...............................             120,530          198,055
Maturities, Redemptions, Calls and Principal Repayments on
    Securities Available-for-Sale..................................................           2,100,964          837,633
Loans Originated, Net of Principal Repayments and Charge-offs......................          (1,070,126)        (578,062)
Proceeds from the Sale of Loans....................................................             172,859           67,544
Transfers to Other Real Estate, net of sales.......................................                  20               51
Purchases of Premises and Equipment, net...........................................             (22,184)         (18,690)
                                                                                      -----------------------------------
    Net Cash Used in Investing Activities..........................................          (3,618,170)        (967,062)
                                                                                      -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Customer Deposit Liabilities.......................................           1,269,075          802,845
Net Increase/(Decrease) in Federal Funds Purchased &
    Securities Sold Under Agreements to Repurchase.................................           1,615,118          (93,577)
Proceeds from the Issuance of Subordinated Debt....................................             495,929                -
Purchase of Treasury Stock.........................................................            (21,088)           (8,051)
Exercise of Options and Common Stock Sold for Cash.................................              12,439           27,008
Cash Dividends Paid................................................................            (119,431)         (97,066)
                                                                                      -----------------------------------
    Net Cash Provided by Financing Activities......................................           3,252,042          631,159
                                                                                      -----------------------------------
    Net Increase/(Decrease) in Cash and Cash Equivalents...........................              27,278           (7,767)
Cash and Cash Equivalents at Beginning of the Period...............................             350,934          310,034
                                                                                      -----------------------------------
Cash and Cash Equivalents at End of the Period.....................................            $378,212         $302,267
                                                                                      ===================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period for:
    Interest Expense...............................................................            $261,088         $336,341
                                                                                      ===================================
    Income Taxes...................................................................              95,453           86,255
                                                                                      ===================================

Securities Transferred from Held-to-Maturity to Available-for-Sale
    in Accordance with SFAS No. 133................................................                   -          119,578
                                                                                      ===================================

During the Period the Company Purchased Various Securities which
    Settled in the Subsequent Period...............................................             105,425           64,127
                                                                                      ===================================

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollars in thousands, except per share amounts)
                                                        Additional                 Other
                                               Common    Paid in    Retained   Comprehensive   Deferred    Treasury
                                                Stock    Capital    Earnings       Income     Compensation   Stock       Total
                                              ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                       $1,746   $359,679  $1,147,375        $ 9,694    $(32,474) $(272,102)  $1,213,918
Net Income................................            -          -     241,500              -           -          -      241,500
Cash Dividends ($.63 per share)...........            -          -    (102,181)             -           -          -     (102,181)
Issuance of Stock (120,814 shares)........            -        971           -              -           -      2,406        3,377
Purchases of Treasury Stock (313,900 shares)          -          -           -              -           -     (8,051)      (8,051)
Restricted Stock Activity, net............            -         19           -              -       4,704       (981)       3,742
Stock Based Compensation Activity, net....            -     (4,218)          -              -           -     30,808       26,590
Accumulated Other Comprehensive Income....            -          -           -         31,731           -          -       31,731
                                              ------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2001...............       $1,746   $356,451  $1,286,694        $41,425    $(27,770) $(247,920)  $1,410,626
                                              ====================================================================================

BALANCE, DECEMBER 31, 2001................       $1,746   $364,345  $1,337,564        $10,341    $(42,535) $(234,453)  $1,437,008
Net Income................................            -          -     309,598              -           -          -      309,598
Cash Dividends ($.74 per share)...........            -          -    (121,212)             -           -          -     (121,212)
Issuance of Stock (103,265 shares)........            -      1,844           -              -           -      2,097        3,941
Restricted Stock Activity, net............            -      7,470           -              -      (9,427)     7,719        5,762
Stock Based Compensation Activity, net....            -     (2,371)          -              -           -     13,256       10,885
Purchases of Treasury Stock (600,000 shares)          -          -           -              -           -    (21,088)     (21,088)
Accumulated Other Comprehensive Income....            -          -           -         28,479           -          -       28,479
                                              ------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2002...............       $1,746   $371,288  $1,525,950        $38,820    $(51,962) $(232,469)  $1,653,373
                                              ====================================================================================

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

                                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  SEPTEMBER 30,    September 30,   SEPTEMBER 30,   September 30,
                                                                      2002             2001             2002            2001
                                                               ------------------------------------------------------------------
Net Income..................................................           $106,847        $ 84,854         $309,598       $241,500
                                                               ------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME/(LOSS), BEFORE TAXES:

UNREALIZED GAINS/(LOSSES) ON SECURITIES:
  Changes in Unrealized Gains/(Losses) Arising
      During The Period.....................................              8,257          57,403           72,080         89,510
  Less: Reclassification Adjustment For Gains
      Included in Net Income................................             (2,689)         (1,802)          (4,070)        (7,010)
                                                               ------------------------------------------------------------------
                                                                          5,568          55,601           68,010         82,500
                                                               ==================================================================

UNREALIZED GAINS/(LOSSES) ON DERIVATIVE INSTRUMENTS:
  Transitional Gain Recognized From The Effect of A
      Change in Accounting Principle........................                  -               -                -          2,161
  Changes in Unrealized Gains/(Losses) Arising During
      the Period............................................            (13,258)        (27,506)         (18,047)       (28,990)
                                                               ------------------------------------------------------------------
                                                                        (13,258)        (27,506)         (18,047)       (26,829)
                                                               ==================================================================

  Other Comprehensive Income/(Loss), before taxes...........           $ (7,690)       $ 28,095         $ 49,963       $ 55,671
  Income Tax (Expense)/Benefit on Items of Other
      Comprehensive Income..................................              3,306         (12,083)         (21,484)       (23,940)
                                                               ------------------------------------------------------------------
  Other Comprehensive Income/(Loss), net of taxes...........           $ (4,384)       $ 16,012         $ 28,479       $ 31,731
                                                               ------------------------------------------------------------------
  Comprehensive Income......................................           $102,463        $100,866         $338,077       $273,231
                                                               ==================================================================

    See accompanying notes to Consolidated Financial Statements.

                          NORTH FORK BANCORPORATION, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2002 AND 2001

         Unless otherwise indicated or unless the context requires otherwise, all references in this document to, "North Fork", "us", "we", "our" or similar references mean North Fork Bancorporation, Inc.

FORWARD LOOKING STATEMENTS

         This document, including information incorporated by reference, contains "forward-looking statements" (as that term is defined in the Private Securities Litigation Reform Act of 1995). In addition, senior management may make forward-looking statements verbally to analysts, investors, the media, and others. These forward looking statements may be identified by the use of such words as: "believe", "expect", "anticipate", "intend", "plan", "estimate", or words of similar meaning, or future or conditional verbs such as "will", "would", "should", "could", or "may".

Examples of forward looking statements include, but are not limited to, estimates with respect to our financial condition, expected or anticipated revenues, results of operations and our business, with respect to:

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

         By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.

Factors which could cause or contribute to such differences include but are not limited to changes in:

- general business and economic conditions on both a regional and national level

-   worldwide political and social unrest, including acts of war and terrorism

- increased competition in the products and services we offer and the markets in which we conduct our business

-   the interest rate environment

- fluctuations in the capital markets, which may directly or indirectly affect our asset portfolio

- legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry

-   technological changes, including the impact of the Internet

- monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board

-   accounting principles, policies, practices or guidelines

         Any forward-looking statements made in this report or incorporated by reference in this report are made as of the date of this report, and, except as required by applicable law, we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. You should consider these risks and uncertainties in evaluating forward-looking statements and you should not place undue reliance on these statements.

COMPANY DESCRIPTION

         We are a $20.8 billion multi-bank holding company headquartered in Melville, New York. We operate 170 branches in the New York Metropolitan area, substantially all of which are branches of North Fork Bank, a New York chartered trust company and our primary subsidiary. At September 30, 2002, North Fork Bank's assets and revenues constituted in excess of 90% of our consolidated assets and revenue. North Fork Bank provides a variety of banking and financial services to middle market and small business organizations, local government units and retail banking customers in the greater New York Metropolitan area. Our other subsidiaries offer financial services and related products such as asset management, securities brokerage and sales of alternative investment products. Our other banking subsidiary, Superior Savings of New England, N.A., is a nationally chartered bank that focuses on gathering deposits throughout the northeast United States.

         We conduct our business in a dense geographic area in, and contiguous to, New York City, including the New York City boroughs of Manhattan, Queens, Brooklyn and the Bronx and the four neighboring New York counties of Nassau, Suffolk, Westchester and Rockland. This geographic area has a population exceeding 11 million people comprising over 4 million households and total deposits approximately of $378 billion. It is a market where a few multi-national banking organizations control a significant portion of its deposits. This competitively attractive environment provides multiple opportunities to gain market share through organic growth and from mergers and acquisitions.

         In November 2001, North Fork Bank acquired the domestic business of Commercial Bank of New York for $175 million in cash. As a result of the transaction, we acquired $1.2 billion in total assets, including $310 million in loans, as well as $898 million in deposits. The primary focus of this acquisition was the addition of CBNY's nine branch locations and CBNY's customer base in the borough of Manhattan, where we have been concentrating on generating deposit growth by opening new branches and hiring experienced bankers. The operating results of CBNY were not significant to our consolidated operating results, consequently, pro forma results for CBNY are not presented.

BASIS OF PRESENTATION

     Our accounting and reporting policies are in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the financial services industry. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations in these financial statements have been made. Our interim consolidated financial statements contained herein have not been audited. We have no unconsolidated subsidiaries or unconsolidated special purpose entities.

     You should read these consolidated financial statements and related management's discussion and analysis together with the financial information in our 2001 Annual Report on Form 10-K, and the first and second quarter 2002 Form 10-Q's previously filed with the SEC. In reviewing and understanding our financial information, you are encouraged to read and understand the significant accounting policies which are used in preparing our consolidated financial statements. These policies are described in Note 1 to the consolidated financial statements which were presented in our 2001 Annual Report. There has not been any significant changes in the factors or methodology used by management in determining its accounting estimates or applied in its critical accounting policies since December 2001, that are material in relation to our financial condition or results of operations. Of these policies, we believe that those underlying our accounting for our allowance for loan losses are the most critical.

     We recently used interest rate swaps to convert $200 million of capital securities from fixed to variable rates. As a result of the changed characteristics of these obligations, they are now reflected on the accompanying consolidated balance sheets as a component of total borrowings rather than as a minority interest in a consolidated subsidiary as previously reported. The related costs associated with these obligations, previously included as a component of non-interest expense, are now reflected on the accompanying consolidated statements of income as a component of total interest expense. This transfer had no impact on our previously reported net income and earnings per share, however, it did result in adjustments our net interest margin and core efficiency ratio. For comparative purposes, all prior periods have been adjusted to reflect this transfer. On September 19, 2002, we filed a Current Report on Form 8-K with the SEC that reflected the impact the aforementioned transfer had on our historical financial information.

         Results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the operating results that may be expected for any subsequent interim period or for the year ended December 31, 2002.

RECENT ACCOUNTING DEVELOPMENTS

BUSINESS COMBINATIONS

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations". SFAS 141 addresses the financial accounting and reporting for business combinations and requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of pooling-of-interests method of accounting. Pooling transactions initiated prior to that date were not affected. SFAS 141 also establishes guidelines as to how the purchase method is to be applied. This guidance is similar to that previously contained in APB Opinion No. 16, however, SFAS 141 establishes additional disclosure requirements for transactions occurring after the effective date. SFAS 141 also requires identifiable intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria. The requirements of SFAS 141 were applied in our acquisition of CBNY.

GOODWILL AND OTHER INTANGIBLE ASSETS

     We adopted SFAS No. 142 "Goodwill and Other Intangible Assets" as of January 1, 2002. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired individually or with a group of other assets not constituting a business combination. Under SFAS 142, all goodwill and identifiable intangible assets recognized as having an indefinite useful life, including those acquired before its effective date, are not amortized but, assessed for impairment at least annually. Intangible assets, having a finite life, are separately recognized and amortized over their estimated useful lives. Intangible assets with finite useful lives will continue to be reviewed for impairment in accordance with previous pronouncements.

     We were required to perform an initial impairment assessment on all goodwill recognized within the first six months of our adoption of SFAS 142 to determine if a transition impairment charge should be recognized. We completed the initial impairment assessment by year end 2001 and determined that no impairment charge was needed.

     The consolidated statements of income for the three and nine months ended September 30, 2001, shown for comparative purposes, reclassifies amortization expense into two categories, amortization expense that would continue to be amortizable under SFAS 142,, "Amortization of Identifiable Intangibles" and amortization expense that would not continue to be amortizable under SFAS 142, ie. "Amortization of Goodwill". The consolidated balance sheets for each of the periods presented reflects the reclassification of identifiable intangible assets which are not subject to amortization under SFAS 142, ie. goodwill.

     Net income and earnings per share data adjusted to exclude that portion of the discontinued amortization expense for the three and nine months ended September 30, 2001, are as follows:

(in thousands, except per share amounts)
                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              --------------------------------------------------------------
Net Income, as reported....................................               $84,854                       $241,500
Amortization of Goodwill...................................                 4,767                         14,292
                                                              --------------------------------------------------------------
Net Income, as adjusted....................................                89,621                        255,792
                                                              --------------------------------------------------------------
Adjusted Earnings per Share:
         Basic.............................................               $  0.56                       $   1.60
         Diluted...........................................               $  0.55                       $   1.59

     At September 30, 2002, identifiable intangible assets of $25.1 million ($50.4 million original balance less $25.3 million in accumulated amortization) remain subject to future amortization. Amortization expense recognized during the three and nine months ended September 30, 2002 was $1.1 million and $3.4 million, respectively, and is projected to be $3.8 million for the full year (the full year amount reflects the adjustment of SFAS 147 described in more detail below). Excluding the impact of any identifiable intangible assets that may arise as a result of any future transactions, the full year amount of amortization expense attributed to such assets is expected to decline over the next five years by an insignificant amount.

ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS

     In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions". SFAS 147 removes acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9, "Applying APB Opinions Nos.16 and 17 when a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method". SFAS 147 requires applicable transactions be accounted for in accordance with SFAS 141 and SFAS 142. Therefore, the requirement to recognize and subsequently amortize goodwill no longer applies to acquisitions within the scope of SFAS
147. SFAS 147 also amends SFAS 144 by including long-term customer relationship intangible assets of financial institutions. The provisions of SFAS 147 became effective October 1, 2002. Upon adoption, we will restore previously amortized identifiable intangibles totaling approximately $550,000.

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We believe that the adoption of this statement will not affect our earnings or financial position.

ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

     On January 1, 2002, we adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and resolves accounting and implementation issues related to previous pronouncements. More specifically, it eliminates the allocation of goodwill to long-lived assets to be tested for impairment and details both a probability - weighted and primary asset approach to estimate cash flows in testing for impairment of a long-lived asset. Our adoption of SFAS 144 has had no effect on our consolidated financial statements.

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

     In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" SFAS 146 is effective for exit or disposed activities initiated after December 31, 2002, and requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan.

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL SUMMARY

OVERVIEW

         Selected financial highlights for the three and nine month periods ended September 30, 2002 and 2001, are set forth in the table below. The succeeding discussion and analysis describes the changes in components of operating results giving rise to net income.

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                        -----------------------------------------------------------------------
                                                          SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
(in thousands, except ratios & per share amounts)             2002              2001             2002              2001
-------------------------------------------------------------------------------------------------------------------------------
EARNINGS:
    Net Income........................................           $106,847          $84,854         $309,598           $241,500
-------------------------------------------------------------------------------------------------------------------------------

PER SHARE:
    Earnings Per Share - Basic........................           $   0.67          $  0.53         $   1.93           $   1.51
    Earnings Per Share - Diluted......................           $   0.66          $  0.53         $   1.91           $   1.50
    Cash Dividends....................................           $   0.25          $  0.21         $   0.74           $   0.63
    Dividend Payout Ratio.............................              37.96%           39.99%           38.79%             42.07%
    Book Value........................................           $  10.11          $  8.70         $  10.11           $   8.70
    Average Equivalent Shares - Basic.................            160,307          159,682          160,398            159,429
    Average Equivalent Shares - Diluted...............            162,248          161,602          162,305            161,264
-------------------------------------------------------------------------------------------------------------------------------

SELECTED RATIOS:
    Return on Average Total Assets....................               2.18%            2.13%            2.28%              2.11%
    Return on Average Stockholders' Equity............              25.49%           24.13%           25.66%             23.95%
    Yield on Interest Earning Assets..................               6.81%            7.65%            7.11%              7.84%
    Cost of Funds.....................................               2.44%            3.61%            2.58%              3.98%
    Net Interest Margin...............................               4.87%            4.73%            5.07%              4.60%
    Core Efficiency Ratio.............................              31.37%           29.14%           30.80%             29.55%
                                                        -----------------------------------------------------------------------

RECENT DEVELOPMENTS:

        - We were added to the S&P 500 Index as of the close of business on July 16, 2002.

        - We received upgraded ratings from both Standard & Poor's and Moody's Investor Service in July 2002. Additionally, Fitch Ratings revised its future outlook to positive (see the "Updated Credit Ratings" section for more information).

        - We issued $500 million in subordinated notes on August 7, 2002. The notes qualify as Tier II regulatory capital (see the "Capital" section for more information).

        - We declared a quarterly cash dividend of $.25 per common share (see the "Capital" section for more information).

         During the third quarter, net income increased 26% to $106.8 million, or diluted earnings per share of $.66, when compared to net income of $84.9 million, or diluted earnings per share of $.53, in the third quarter of 2001. During the same periods, returns on average stockholders' equity and total assets rose to 25.5% and 2.2%, respectively as compared to 24.1% and 2.1%, respectively.

         For the nine months ended September 30, 2002, net income rose 28% to $309.6 million, or diluted earnings per share of $1.91, when compared to $241.5 million, or diluted earnings per share of $1.50, for the prior year period. During the same period, returns on average stockholders' equity and total assets were 25.7% and 2.3%, respectively.

The improvement in net income during the three and nine month periods ended September 30, 2002 was primarily due to:

        - an improvement in our net interest margin and net interest income due to the decline in our cost of funds

        - significant growth in interest earning assets including both loans and securities

        - growth in low cost core deposits, in part due to new branch openings

        -     operating results of the former CBNY locations

        - continued control of operating expenses, reflected by core efficiency ratios of 31.4% and 30.8% for the three and nine months ended.

        - minimal exposure to credit losses resulting in annualized net charge-offs of 13 basis points and 12 basis points for the three and nine months, respectively.

Each of these elements is discussed in the succeeding sections.

NET INTEREST INCOME

         Net interest income is the difference between interest earned on assets and interest incurred on liabilities and constituted 91% of total revenue for the period. Net interest income is affected by the level and composition of assets, liabilities and equity, as well as changes in market interest rates.

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

         The following table presents an analysis of net interest income by each major category of interest earning assets and interest-bearing liabilities for the three months ended September 30;

                                                                  2002                                     2001
                                                ----------------------------------------------------------------------------------
                                                   AVERAGE                    AVERAGE       AVERAGE                    AVERAGE
 (dollars in thousands )                           BALANCE      INTEREST       RATE         BALANCE      INTEREST        RATE
                                                ----------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
Securities (1)................................     $ 6,919,935    $106,345         6.10%   $ 4,900,224      $ 89,205        7.22%
Loans, net (2)................................      11,149,624     204,043         7.26%     9,881,877       196,436        7.89%
Money Market Investments......................          37,275         236         2.51%        48,941           464        3.76%
                                                ---------------------------              ----------------------------
  Total Interest Earning Assets (3)...........      18,106,834     310,624         6.81%    14,831,042       286,105        7.65%
                                                ---------------------------              ----------------------------

NON INTEREST EARNING ASSETS:
Cash and Due from Banks.......................         362,328                                 283,989
Other Assets (1)..............................         980,012                                 686,543
                                                ---------------                          --------------
  Total Assets................................     $19,449,174                             $15,801,574
                                                ===============                          ==============

INTEREST BEARING LIABILITIES:
Savings, NOW & Money Market Deposits..........     $ 6,241,761    $ 16,797         1.07%   $ 4,731,692      $ 20,282        1.70%
Time Deposits.................................       3,150,981      18,888         2.38%     3,278,046        37,317        4.52%
                                                ---------------------------              ----------------------------
  Total Savings and Time Deposits.............       9,392,742      35,685         1.51%     8,009,738        57,599        2.85%
Federal Funds Purchased & Securities Sold
  Under Agreements to Repurchase..............       2,909,503      26,515         3.62%     2,197,591        26,422        4.77%
Subordinated Debt.............................         298,382       4,333         5.76%             -             -
Capital Securities............................         252,378       2,632         4.14%       244,354         5,140        8.35%
Other Borrowings..............................       1,550,000      19,340         4.95%     1,552,276        19,969        5.10%
                                                ---------------------------              ----------------------------
  Total Borrowings............................       5,010,263      52,820         4.18%     3,994,221        51,531        5.12%
                                                ---------------------------              ----------------------------
    Total Interest Bearing Liabilities........      14,403,005      88,505         2.44%    12,003,959       109,130        3.61%
                                                ---------------------------              ----------------------------
Rate Spread...................................                                     4.37%                                    4.04%

NON-INTEREST BEARING LIABILITIES
Demand Deposits...............................       2,956,411                               2,144,161
Other Liabilities.............................         379,160                                 217,413
                                                ---------------                          --------------
 Total Liabilities............................      17,738,576                              14,365,533
 Stockholders' Equity.........................       1,710,598                               1,436,041
                                                ---------------                          --------------
  Total Liabilities and Stockholders' Equity..     $19,449,174                             $15,801,574
                                                ===============                          ==============
Net Interest Income and Net Interest Margin ..                     222,119         4.87%                     176,975        4.73%
Less: Tax Equivalent Adjustment (3)...........                      (5,722)                                   (4,773)
                                                               -----------                             -------------
     Net Interest Income......................                    $216,397                                  $172,202
                                                               ===========                             =============

(1) For purposes of these computations, unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(2) For purposes of these computations, non-accrual loans are included in average loans

(3) Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investment in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.77, $1.68, $1.55, $1.23, and $1.35 for the three months ended September 30, 2002; and $1.77 , $1.62, $1.55,$1.24, and $1.03 for the three months ended September 30, 2001.

The following table represents an analysis of net interest income by each major category of interest earning assets and interest-bearing liabilities for the nine-months ended September 30;

                                                                   2002                                 2001
                                                -----------------------------------------------------------------------------
                                                   AVERAGE                    AVERAGE     AVERAGE                  AVERAGE
 (dollars in thousands )                           BALANCE       INTEREST      RATE       BALANCE     INTEREST      RATE
                                                -----------------------------------------------------------------------------
INTEREST EARNING ASSETS:
Securities (1)................................     $ 6,059,830     $300,145       6.62%  $ 4,570,450    $251,747       7.36%
Loans, net (2)................................      10,823,088      599,274       7.40%    9,721,748     587,256       8.08%
Money Market Investments......................          45,066          705       2.09%       58,963       2,147       4.87%
                                                ----------------------------            -------------------------
  Total Interest Earning Assets (3)...........      16,927,984      900,124       7.11%   14,351,161     841,150       7.84%
                                                ----------------------------            -------------------------

NON INTEREST EARNING ASSETS:
Cash and Due from Banks.......................         355,476                               272,727
Other Assets (1)..............................         906,352                               666,151
                                                ---------------                         -------------
  Total Assets................................     $18,189,812                           $15,290,039
                                                ===============                         =============

INTEREST BEARING LIABILITIES:
Savings, NOW and Money Market Deposits........     $ 5,857,233     $ 47,481       1.08%  $ 4,528,810    $ 65,349       1.93%
Time Deposits.................................       3,263,754       67,231       2.75%    3,214,331     120,493       5.01%
                                                ----------------------------            -------------------------
  Total Savings and Time Deposits.............       9,120,987      114,712       1.68%    7,743,141     185,842       3.21%
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase..............       2,356,337       68,203       3.87%    2,040,968      80,075       5.25%
Subordinated Debt.............................         100,554        4,333       5.76%            -           -
Capital Securities............................         247,156       12,461       6.74%      244,349      15,420       8.44%
Other Borrowings..............................       1,550,000       58,476       5.04%    1,650,238      66,110       5.36%
                                                ----------------------------            -------------------------
  Total Borrowings                                   4,254,047      143,473       4.51%    3,935,555     161,605       5.49%
                                                ----------------------------            -------------------------
    Total Interest Bearing Liabilities........     $13,375,034     $258,185       2.58%  $11,678,696    $347,447       3.98%
                                                ----------------------------            -------------------------
Rate Spread...................................                                    4.53%                                3.86%

NON-INTEREST BEARING LIABILITIES:
Demand Deposits...............................     $ 2,813,337                           $ 2,030,849
Other Liabilities.............................         355,764                               202,743
                                                ---------------                         -------------
 Total Liabilities............................      16,544,135                            13,912,288
 Stockholders' Equity.........................       1,645,677                             1,377,751
                                                ---------------                         -------------
  Total Liabilities and Stockholders' Equity..     $18,189,812                           $15,290,039
                                                ===============                         =============
Net Interest Income and Net Interest Margin...                     $641,939       5.07%                 $493,703       4.60%
Less: Tax Equivalent Adjustment (3)...........                      (16,264)                             (14,469)
                                                               ------------                          -----------
     Net Interest Income......................                     $625,675                             $479,234
                                                               ============                          ===========

(1) For purposes of these computations, unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(2) For purposes of these computations, non-accrual loans are included in average loans.

(3) Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investment in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.77, $1.66, $1.55, $1.24, and $1.12 for the nine months ended September 30, 2002; and $1.77, $1.61, $1.55, $1.24, and $1.03 for the nine months ended September 30, 2001.

The following table summarizes the net interest margin components over the last several quarters. Factors contributing to the net interest margin improvement are outlined in the succeeding discussion and analysis.

                                                                          2002                                2001
                                                             3RD QTR    2nd Qtr   1st Qtr    4th Qtr   3rd Qtr   2nd Qtr   1st Qtr
                                                          -------------------------------------------------------------------------
INTEREST EARNING ASSETS:
Securities.............................................       6.10%      6.72%     7.20%      7.04%     7.22%      7.40%     7.49%
Loans, net ............................................       7.26%      7.42%     7.54%      7.62%     7.89%      8.06%     8.30%
Money Market Investments...............................       2.51%      2.13%     1.79%      2.51%     3.76%      4.77%     5.89%
                                                          -------------------------------------------------------------------------
       Total Interest Earning Assets...................       6.81%      7.16%     7.40%      7.41%     7.65%      7.84%     8.03%
                                                          =========================================================================

Total Savings and Time Deposits........................       1.51%      1.63%     1.92%      2.28%     2.85%      3.30%     3.51%
Total Borrowings.......................................       4.18%      4.69%     4.76%      4.73%     5.12%      5.40%     5.94%
                                                          -------------------------------------------------------------------------
Total Interest Bearing Liabilities.....................       2.44%      2.55%     2.78%      3.10%     3.61%      3.96%     4.39%
                                                          =========================================================================

Interest Rate Spread...................................       4.37%      4.61%     4.62%      4.31%     4.04%      3.88%     3.64%
Net Interest Margin...................................        4.87%      5.18%     5.19%      4.93%     4.73%      4.62%     4.43%

         The following table highlights the relative impact on net interest income brought about by changes interest earning assets and interest bearing liabilities as well as changes in average rates on such assets and liabilities. Due to of the numerous simultaneous volume and rate changes during the period analyzed, it is not possible to precisely allocate changes to volume or rate. For presentation purposes, changes which are not solely due to volume changes or rate changes have been allocated to these categories based on the respective percentage changes in average volume and average rates as they compare to each other.

                                                             THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                               2002 VS. 2001                            2002 VS. 2001
                                                  ----------------------------------------------------------------------------------
                                                             CHANGE IN              NET              CHANGE IN               NET
                                                         AVERAGE     AVERAGE      INTEREST      AVERAGE       AVERAGE      INTEREST
(in thousands)                                           VOLUME        RATE        INCOME        VOLUME         RATE        INCOME
                                                  ----------------------------------------------------------------------------------
INTEREST INCOME FROM EARNING ASSETS:
Securities......................................         $32,249     ($15,109)     $17,140       $75,066     ($26,668)      $48,398
Loans, net (2)..................................          23,965      (16,358)       7,607        63,333      (51,315)       12,018
Money Market Investments........................             (95)        (133)        (228)         (422)      (1,020)       (1,442)
                                                  ----------------------------------------------------------------------------------
   Total Interest Income........................          56,119      (31,600)      24,519       137,977      (79,003)       58,974
                                                  ----------------------------------------------------------------------------------

INTEREST EXPENSE ON LIABILITIES:
Savings, NOW & Money Market Deposits............           5,360       (8,845)      (3,485)       15,800      (33,668)      (17,868)
Time Deposits...................................          (1,425)     (17,004)     (18,429)          666      (53,928)      (53,262)
Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase................           7,453       (7,360)          93        11,221      (23,093)      (11,872)
Subordinated Debt...............................           4,333            -        4,333         4,333            -         4,333
Capital Securities..............................             164       (2,672)      (2,508)          175       (3,134)       (2,959)
Other Borrowings................................             (15)        (614)        (629)        5,205      (12,839)       (7,634)
                                                  ----------------------------------------------------------------------------------
   Total Interest Expense.......................          15,870      (36,495)     (20,625)       37,400     (126,662)      (89,262)
                                                  ----------------------------------------------------------------------------------
Net Change in Net Interest Income...............         $40,249       $4,895      $45,144      $100,577      $47,659      $148,236
                                                  ==================================================================================

(1)  The above table is presented on a tax equivalent basis.

(2)  Non-accrual loans are included in average loans, net.

         Net interest income benefited from an increase of approximately 20% in average interest earning assets between the respective quarters, resulting from both loan growth and the addition of securities. These assets were funded in part by deposit growth, short-term borrowings and the issuance of $500 million in subordinated notes during the most recent quarter. Also contributing to the increase in net interest income was the repositioning of our asset/liability mix to benefit from the decline in market interest rates that has taken place over the last two years. Although the net interest margin improved by 14 basis points to 4.87% for the most recent quarter when compared to the same period of 2001, we have been experiencing a decline in our net interest margin since reaching a high in the first quarter. The current interest rate environment has also contributed to increased loan demand, growth in core deposits and a reduction in the overall cost of funds.

         Interest income in the quarter increased $23.6 million or 8% to $304.9 million compared to the prior year period. Average interest earning assets grew by $3.3 billion or 22% to $18.1 billion, while the yield declined 84 basis points to 6.81% when compared to the third quarter of 2001. During the third quarter of 2002, net interest income increased $44.2 million or 26% to $216.4 million when compared to the same quarter of 2001.

         During the current quarter, average loans increased $1.3 billion or 13% to $11.1 billion, compared to the same period in 2001 as loan yields declined 63 basis points to 7.26%. Accordingly, the impact of higher loan balances on net interest income was partially offset by the decline in loan yields. As a result of the loan portfolio composition, loan yields have tended to decline at a slower pace than the corresponding decline in cost of funds. Strong growth has been experienced in substantially all loan categories. Expansion into new markets has broadened our customer base, while the introduction of additional products has allowed us to leverage our existing customer base in our mature markets. The commercial portfolios have benefited from our expanded presence in the New York City market, growth in the equipment and lessor financing area, and expansion of small business lending initiatives. The over-consolidation within the market has also provided opportunities to prudently expand the commercial portfolios. Consumer loans have benefited from the geographic expansion and broadening network of active automobile dealers within our market. Loan growth also provides opportunities for deposit growth as many products require mandatory levels of compensating deposit balances. Our loan to deposit ratio approximated to 90% as compared to 99% at September 20, 2001 thus providing liquidity to fund future loan growth.

         While we anticipate loan growth to continue in the near term, we also expect loan yields to decline further due to recent reductions in market interest rates.

         Securities averaged $6.9 billion in the third quarter of 2002 representing an increase of $2.0 billion, or 41% compared with $4.9 billion in the third quarter of 2001. During this same period, yields declined 112 basis points to 6.10%. The growth in securities was primarily due to our decision to leverage a portion of our excess capital by adding securities, primarily mortgage backed securities. Additionally, the proceeds from the issuance of $500 million in subordinated notes were invested in mortgage backed securities near the end of the quarter. The yield on the securities portfolio continues to be negatively impacted by market interest rates and the increasing level of prepayments.

         Interest expense during the third quarter of 2002 declined $20.6 million, or 19% to $88.5 million when compared to $109.1 million in the same period of 2001, while overall funding costs decreased 117 basis points to 2.44%. These improvements resulted from rates resetting downward on interest bearing deposits and short term borrowings, as well as the growth experienced in lower cost core deposits.

         The continued growth in core deposits is due in large measure to our focused effort on expanding our branch network, particularly in Manhattan, the introduction of new cash management products and services, an emphasis on developing deposit relationships with borrowers, the over consolidation within our market area, the current economic environment and to a lesser extent and prevailing interest rates. In addition, the use of incentive compensation plans and the maturity of previously acquired branches positively impacted aggregate deposit balances. Average demand deposits increased $812 million, or 38%, to $3.0 billion during the current quarter. At September 30, 2002, demand deposits represented 25% of total deposits, as compared to 23% at September 30, 2001. Average Savings, NOW and Money Market deposits increased $1.5 billion, or 32% to $6.2 billion during the 2002 third quarter. During this same period, the corresponding cost of funds declined by 63 basis points to 1.07%.

         Average time deposits declined $127.1 million, or 4%, to $3.2 billion (at a cost of 2.38%) during the third quarter of 2002 from $3.3 billion (costing 4.52%) during the third quarter of 2001. The 214 basis point decrease in the cost of funds for these deposits reflects the decline in short-term market interest rates discussed above. The average cost of funds is expected to remain relatively stable for the balance of 2002.

         Average total borrowings increased by $1.0 billion, or 25%, to $5.0 billion, while borrowing costs declined by 94 basis points to 4.18%. As previously discussed, borrowing levels were impacted by the growth strategy. Management's decision to convert $200 million of capital securities from fixed to floating rates, in June 2002, reduced interest expense by $2.5 million in the quarter as the related cost of funds declined 421 basis points to 4.14% in the current quarter when compared to 8.35% in the same period of the prior year (See "Derivatives" for additional information).

         The decision to maintain a higher level of short-term repurchase agreements has favorably impacted the net interest margin. The majority of these borrowings are LIBOR based and have reset downward with changes in the federal funds rate. Although the Federal Reserve reduced both the federal funds and discount rates by 50 basis points on November 6, 2002, further reductions in borrowing costs will be more moderate, as certain repurchase agreements and other borrowings totaling $1.4 billion have been extended and their costs fixed through the use of interest rate swaps. For the quarters ended September 30, 2002 and 2001, these swaps increased interest expense by $8.7 million and $2.6 million, respectively. For the nine months ended September 30, 2002 and 2001, these swaps increased interest expense by $23.5 million and $2.4 million, respectively (See "Derivatives" for additional information).

         The recent Federal Reserve action to substantially lower short term interest rates by 50 basis points should not have a material impact on the fourth quarter margin. We continue to assess the full impact of this movement as it relates to loan and deposit growth as well as future pricing. More importantly, the move by the Federal Reserve suggests concern regarding continued economic weakness. This, of course, has the potential along with any military action in Iraq of materially affecting the industry's earnings. Also any slowdown in economic activity could affect loan growth, deposit generation and related pricing. After considering these factors, we still anticipate that our net interest margin will range from 4.55% - 4.65% in the final quarter of 2002.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses for the third quarter and first nine months of 2002 amounted to $6.3 million and $18.8 million, respectively compared to $4.5 million and $12.3 million, respectively for the 2001 periods. The increase in the level of provisioning during 2002 is consistent with loan growth during the past year and our provisioning methodology. As of September 30, 2002, the ratios of the allowance for loan losses to non-performing loans was 798% and the allowance for loan losses to total loans was 1.00%. Net charge-offs as an annualized percentage of average loans was 13 basis points in the recent quarter, compared with 11 basis points in the comparable prior year quarter.

         The evaluation process for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the consolidated financial statements is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require our prompt attention. Conditions giving rise to such action are business combinations, opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.

         We have completed several mergers and acquisitions of commercial banks and thrift companies during the last several years. The loan underwriting standards of these companies were generally less restrictive than ours, thereby increasing the level of risk in the portfolio.

         The methodology we employ for assessing the appropriateness of the allowance consists of the following criteria:

           - Establishment of reserve amounts for all specifically identified criticized loans, including those arising from business combinations and those that have been designated as requiring special attention by our internal loan review program, bank regulatory examinations or our external auditors.

           - An average loss factor is applied to smaller balance homogenous types of loans not subject to specific review. These loans include residential 1-4 family properties and consumer loans.

           - An allocation to the remaining loans giving effect to historical loss experience over several years and linked to cyclical trends.

         Recognition is also given to the changed risk profile resulting from previous business combinations, customer knowledge, the results of the ongoing credit-quality monitoring processes and the cyclical nature of economic and business conditions. An important consideration in applying these methodologies is the concentration of real estate related loans located in the New York metropolitan area.

         The initial allocation or specific-allowance methodology commences with loan officers and underwriters grading the quality of their loans on an eight-category risk classification scale. Loans identified from this process as below investment grade are referred to our independent Loan Review Department ("LRD") for further analysis and identification of those factors that may ultimately affect the full recovery or collectibility of principal and/or interest. These loans are subject to continuous review and monitoring while they remain in the criticized category. Additionally, LRD is responsible for performing periodic reviews of the loan portfolio that are independent from the identification process employed by loan officers and underwriters. Loans that fall into criticized categories are further evaluated and a range of reserve amounts is established for each loan.

         The second allocation or loss factor approach to common or homogenous loans is made by applying the average loss factor to the outstanding balances in each loan category, principally residential 1-4 family mortgages and consumer loans.

         The final allocation of the allowance is made by applying several years of loss experience remaining to categories of loans. It gives recognition to the loss experience of acquired businesses, business cycle changes and the real estate components of loans.

         Since many loans depend upon the sufficiency of collateral, any adverse trend in the real estate markets could seriously affect underlying values available to protect us from loss. This condition existed in the early 1990's when we experienced sizable real estate loan losses.

         Other evidence used to support the amount of the allowance and its components is as follows:

           -    Regulatory examinations

           -    Amount and trend of criticized loans

           -    Actual losses

           -    Peer comparisons with other financial institutions

           - Economic data associated with the real estate market in our market area

           - Opportunities to dispose of marginally performing loans for cash consideration.

         Based upon our evaluation process, we consider the allowance for loan losses to be adequate at September 30, 2002. We anticipate charge-offs for the fourth quarter of 2002 to be in line with previous quarters.

The following table is a summary of the changes in the allowance for loan losses and reflects net charge-offs by loan type for the three and nine months ended September 30, 2002:

                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                2002             2001              2002              2001
                                                          ----------------------------------------------------------------------
(dollars in thousands)
Balance at Beginning of Period.........................           $109,998           $92,853          $103,801          $89,653
Provision for Loan Losses..............................              6,250             4,500            18,750           12,250
NET LOANS CHARGED-OFF:
   Mortgage Loans - Commercial.........................                  5               161               979               80
   Consumer Loans......................................              1,829             1,656             5,728            5,096
   Commercial Loans....................................              1,778             1,164             2,770            2,195
   Mortgage Loans Residential..........................                (13)              215               422              372
   Mortgage Loans - Multi-Family.......................                  -                 -                 3                3
   Construction and Land Loans.........................                  -               (88)                -              (88)
                                                          ----------------------------------------------------------------------
Balance at End of Period...............................           $112,649           $94,245          $112,649          $94,245
                                                          ======================================================================

Annualized Net Charge-Offs to Average Loans, net.......               0.13%             0.12%             0.12%            0.11%

NON-INTEREST INCOME

         Non-interest income, exclusive of securities and derivative gains improved by $6.1 million or 26% to $29.2 million in the third quarter and by $19.3 million or 29% for the nine months of 2002 compared to the same periods of 2001. Contributing to the growth in non-interest income during the most recent quarter was a $5.1 million, or 35% increase in customer related fees and service charges to $19.9 million. This was primarily due to continued growth in deposits, expansion of the customer base using fee based services and revisions to fee schedules. Mortgage banking income increased by $.7 million or 58% as loan origination and refinancing activity continues to benefit from the current interest rate environment. Other operating income also improved by $.7 million to $2.9 million during this same period.

          These improvements were partially offset by a $.4 million, or 9% decline in investment management, commissions and trust fees due to a slow down in the sale of alternative investment products, which include mutual funds and annuities. These sales were negatively impacted by the continued decline in the stock market and low market interest rates. Check cashing fees also declined modestly due in part to the impact the tragic events of September 11th have had on business activity in lower Manhattan, where our six check cashing facilities are located.

         Net securities gains of $2.7 million during the most recent quarter represent an increase of $.9 million when compared to the $1.8 million recognized in the same period of 2001. Gains recognized during the most recent quarter were derived from the sale of certain mortgage backed securities, while prior year gains were derived primarily from the sale of equity securities of certain publicly traded companies.

NON-INTEREST EXPENSE

         Non-interest expense, exclusive of amortization of intangibles and goodwill, increased by $20.1 million or 35% to $77.7 million in the third quarter of 2002 compared to $57.6 million for the third quarter of 2001. Contributing to the increase in non-interest expense was an additional $12.5 million in employee compensation benefits, $3.8 million in occupancy and equipment costs and $3.9 million in other operating expenses. Employee compensation and benefits rose 38% over the comparable prior year period as a result of increases in incentive based compensation linked to deposit growth and related fee income, annual merit awards, rising costs associated with providing employee benefits, the de novo branch expansion and the acquisition of CBNY. During the most recent year, incentive compensation represented approximately 30% of total employee compensation and benefits as compared to 24% for the comparable prior year period. Increases in occupancy and equipment and other operating expenses are due in large measure to the de novo growth strategy, the acquisition of CBNY and costs associated with implementing new business initiatives. Contributing to the increase in other operating expenses were advertising and marketing related costs incurred in the third quarter to introduce our new corporate logo while undertaking a name recognition advertising campaign.

         As previously discussed, we adopted SFAS 142 on January 1, 2002. Accordingly, no amortization expense was recorded on goodwill and identifiable intangible assets which have an indefinite life. Goodwill amortization recorded in the three and nine month periods ended September 30, 2001, were $4.8 million and $14.3 million, respectively.

         Our core efficiency ratio, which represents the ratio of non-interest expense, excluding other real estate costs and other non-recurring charges, to net interest income on a tax equivalent basis and non-interest income, excluding securities gains and losses and other non-recurring income, was 31.4% and 30.8% for the three and nine months ended September 30, 2002, respectively, remaining substantially unchanged when compared to prior year levels.

INCOME TAXES

         Our effective tax rate for the three and nine months ended September 30, 2002 and 2001 was 34.5%. We anticipate that the effective tax rate for the full year of 2002 will approximate 34.5%.

FINANCIAL CONDITION

LOAN PORTFOLIO

         Loans, net of unearned income grew by $1.4 billion or 14% to $11.3 billion, when compared to $9.9 billion at September 30, 2001. Loan demand has remained strong despite signs of a local economic downturn. We extend loans almost exclusively within our market place. We do not participate in nationally syndicated loan arrangements. The growth achieved in the past year has come from all components of the portfolio, with the exception of residential mortgages.

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

         The continued strength in the local real estate markets, both residential and commercial, has led to record property values. We periodically monitor the impact that this trend has on the loan portfolio and origination pipeline. Further reviews of our underwriting standards are conducted periodically to ensure that the quality of the loan portfolio is not jeopardized by unrealistic loan to value ratios or debt service levels. To date, there has been no deterioration in the performance or risk characteristics of the real estate portfolio.

The following table represents the components of the loan portfolio for the periods indicated,

                                                 ---------------------------------------------------------------------------------
                                                   SEPTEMBER 30,    % OF       DECEMBER 31,     % OF       SEPTEMBER 30,     % OF
(dollars in thousands)                                2002          TOTAL         2001          TOTAL          2001          TOTAL
                                                 ---------------------------------------------------------------------------------
Mortgage Loans-Multi-Family....................    $ 3,616,680       32%      $ 3,414,209        33%        $3,278,643         33%
Mortgage Loans-Residential.....................      2,612,523       23%        2,647,190        26%         2,652,521         27%
Mortgage Loans-Commercial......................      2,167,981       19%        1,766,991        17%         1,624,816         16%
Commercial Loans...............................      1,654,424       15%        1,487,819        14%         1,272,292         13%
Consumer Loans ................................      1,010,687        9%          876,241         8%           878,738          9%
Construction  & Land Loans.....................        255,797        2%          221,381         2%           212,006          2%
                                                 ---------------------------------------------------------------------------------
    Total......................................    $11,318,092      100%      $10,413,831       100%        $9,919,016        100%
                                                 ---------------------------------------------------------------------------------
Less:
  Unearned Income & Fees.......................         18,417                     14,140                       11,796
                                                 ---------------------------------------------------------------------------------
     Loans, Net................................    $11,299,675                $10,399,691                   $9,907,220
                                                 =================================================================================

         Origination activity has benefited from the current interest rate environment and initiatives introduced over the last several years to expand our product offerings and attract new customers while continuing to leverage our existing customer base. The impact of lower interest rates on absolute growth levels in each major loan category has been mixed. The commercial, commercial real estate, construction and land development and consumer loan categories have experienced solid gains. Multi-family mortgage loan growth levels have been tempered by our decision not to compete with more aggressive pricing and/or what appear to be relaxed underwriting standards by competitors. Residential mortgage loans have declined modestly, despite origination volumes remaining at record levels due to refinancing activity. The commercial and commercial real estate portfolios have benefited from the expanded presence in the New York City market, growth in the equipment and lessor financing areas, the expansion of small business lending initiatives and the fall-out arising from the over-consolidation within our market. Consumer loans continue to benefit from initiatives to expand the geographic footprint of our automobile financing activities combined with broadening our automobile dealer network.

         To further minimize the risk inherent in the real estate portfolios, management utilizes prudent underwriting standards and diversifies the type and locations of loan collateral. Multi-family mortgage loans generally are for $1-$5 million and include loans on various types of geographically diverse apartment complexes located in the New York metropolitan area. Multi-family mortgages are dependent largely on sufficient rental income to cover operating expenses and may be affected by government regulation, such as rent control regulations, which could impact the future cash flows of the property. Most multi-family mortgages do not fully amortize; therefore, the principal outstanding is not significantly reduced prior to contractual maturity. The residential mortgage portfolio is comprised primarily of first mortgage loans on owner occupied 1-4 family residences located primarily in our market. The commercial mortgage portfolio contains loans secured by professional office buildings, retail stores, shopping centers and industrial developments. Commercial loans consist primarily of loans to small and medium sized businesses, as well as loans secured by security interests in lease finance receivables. The commercial mortgage and commercial loan portfolios do not contain foreign loans to developing countries ("LDC") loans. Consumer loans are primarily issued to finance new and used automobiles and are originated through the Company's network of automobile dealers. The credit risk in auto lending is dependent on the creditworthiness of the borrower and the value of the collateral. The average consumer loan originated is generally between $15-$30 thousand for periods ranging from 36-60 months. The consumer loan portfolio does not contain higher risk credit card or sub prime loans. Land loans are used to finance the acquisition of vacant land for future residential and commercial development. Construction loans finance the construction and rehabilitation of both residential and multi-family projects, and to a lesser extent, commercial developments. The construction and land development portfolios do not contain any high risk equity participation loans ("AD&C" loans).

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

RELATED PARTY LOANS

         Loans to related parties include loans to directors and their related companies and our executive officers. We make these loans only in the ordinary course of business and on substantially the same terms as loans to other individuals and businesses of comparable risks. Related party loans, principally consisting of residential mortgage loans, aggregated $3.6 million at September 30, 2002. We do not extend loans to these directors and executive officers for the purpose of financing the purchase of our common stock.

ASSET QUALITY

         Non-performing assets include loans ninety days past due and still accruing, non-accrual loans and other real estate. Other real estate consists of property acquired through foreclosure or deed in lieu of foreclosure.

         Non-performing assets are detailed in the table below:

                                                                        ------------------------------------------------------
                                                                            SEPTEMBER 30,      DECEMBER 31,      SEPTEMBER 30,
(in thousands)                                                                 2002               2001              2001
                                                                        ------------------------------------------------------
Loans Ninety Days Past Due and Still Accruing........................          $ 7,218            $ 4,146           $ 4,851
Non-Accrual Loans....................................................            6,901             10,490            11,238
                                                                        ------------------------------------------------------
Non-Performing Loans.................................................           14,119             14,636            16,089
Other Real Estate....................................................              295                315               448
                                                                        ------------------------------------------------------
Non-Performing Assets................................................          $14,414            $14,951           $16,537
                                                                        ======================================================

Allowance for Loan Losses to Non-Performing Loans....................              798%               709%              586%
Allowance for Loan Losses to Total Loans, net........................             1.00%              1.00%             0.95%
Non-Performing Loans to Total Loans, net.............................             0.12%              0.14%             0.16%
Non-Performing Assets to Total Assets................................             0.07%              0.09%             0.10%

         Future levels of non-performing assets will be influenced by economic conditions, including the impact of those conditions on our customers, interest rates and other internal and external factors existing at the time.

         Non-performing loans at September 30, 2002, were $14.1 million, or .12% of total loans, The following table represents the components of non-performing loans:

                                                                            SEPTEMBER 30,      DECEMBER 31,      SEPTEMBER 30,
(in thousands)                                                                 2002               2001              2001
                                                                        ------------------------------------------------------
Mortgage Loans-Residential...................................                 $ 3,265             $ 5,563             $ 5,714
Consumer Loans...............................................                   5,813               3,951               4,689
Commercial Loans.............................................                   3,440               2,928               2,504
Mortgage Loans - Commercial..................................                   1,432               2,025               3,166
Construction and Land Loans..................................                     154                 124                   -
Mortgage Loans-Multi-Family..................................                      15                  45                  16
                                                                        ------------------------------------------------------
   Total Non-Performing Loans................................                 $14,119             $14,636             $16,089
                                                                        ======================================================

SECURITIES PORTFOLIO

         The composition, the amortized cost and estimated fair values of available-for-sale and held-to-maturity securities portfolios are as follows:

                                                SEPTEMBER 30, 2002             DECEMBER 31, 2001            SEPTEMBER 30, 2001
                                            --------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE                           AMORTIZED        FAIR          AMORTIZED        FAIR        AMORTIZED         FAIR
(in thousands)                                 COST           VALUE           COST           VALUE          COST           VALUE
                                            --------------------------------------------------------------------------------------
CMO Private Issuances....................    $3,434,181     $3,495,789     $2,611,300     $2,648,545     $2,196,460     $2,265,224
CMO Agency Issuances.....................     2,859,348      2,890,136        827,756        837,706        784,130        811,326
Mortgage-Backed Securities...............       558,795        579,155        709,165        717,208        477,825        489,646
U.S. Government Agencies' Obligations....        30,896         31,275         71,585         72,101        102,263        103,005
U.S. Treasury Securities.................         5,078          5,139         14,968         14,983          4,932          4,952
State & Municipal Obligations............       367,495        374,813        181,645        183,143        141,809        144,403
Equity Securities (1)....................       223,210        222,858        221,763        223,006        208,814        210,331
Other Securities.........................       407,390        397,714        362,899        346,865        342,540        329,392
                                            --------------------------------------------------------------------------------------
                                             $7,886,393     $7,996,879     $5,001,081     $5,043,557     $4,258,773     $4,358,279
                                            ======================================================================================

(1) Amortized cost and fair value includes $169.3 million, $165.3 million and $197.4 million at September 30, 2002, December 31, 2001 and September 30, 2001, respectively in Federal Home Loan Bank stock.

                                            -------------------------------------------------------------------------------------
HELD-TO-MATURITY                             AMORTIZED        FAIR        AMORTIZED         FAIR         AMORTIZED        FAIR
(in thousands)                                 COST          VALUE          COST            VALUE          COST           VALUE
                                            -------------------------------------------------------------------------------------
CMO Private Issuances.....................    $208,773      $211,911       $404,010       $405,681       $470,868       $476,640
Mortgage-Backed Securities................     159,935       165,447        224,995        226,928        249,990        255,137
State & Municipal Obligations.............      56,565        60,038         66,877         68,129         68,844         71,188
Other Securities..........................      10,453        10,451         14,083         14,138         11,295         11,400
                                            -------------------------------------------------------------------------------------
                                              $435,726      $447,847       $709,965       $714,876       $800,997       $814,365
                                            =====================================================================================

         The strategy for the securities portfolio is to maintain a short duration, thereby minimizing exposure to sustained increases in interest rates. This is achieved through investments in securities with predictable cash flows and short average lives and the purchase of certain adjustable rate instruments. The duration of the portfolio at September 30, 2002 was 2.0 years.

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

         Equity securities maintained in the available-for-sale portfolio are comprised principally of Federal Home Loan Bank common stock, and common and preferred stock of certain publicly traded companies. Other securities maintained in the available-for-sale portfolio consist of capital securities (trust preferred securities) of certain financial institutions and corporate bonds.

         We maintain a Bank Owned Life Insurance trust (commonly referred to as BOLI). We formed the BOLI trust to offset future employee benefit costs and to provide additional benefits due to its tax-exempt nature. Only officer level employees who have consented have been insured under the program. Approximately $184 million in assets support the program and are principally included in the available-for-sale portfolio. The BOLI's impact on net income has not been significant.

         When purchasing investment securities, we consider our overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing the investment securities portfolio, we occasionally sell investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, or credit risk associated with a particular security, or following completion of a business combination.

         At September 30, 2002, securities carried at $4.6 billion were pledged to secure securities sold under agreements to repurchase, other borrowings, and for other purposes as required by law. Securities pledged for which the collateral may be sold or repledged by the secured parties approximated $3.9 billion, while securities pledged which the secured parties may not sell or repledge approximated $.7 billion at September 30, 2002.

DERIVATIVE FINANCIAL INSTRUMENTS

         Our use of derivative financial instruments creates exposure to credit risk. This credit exposure relates to losses that we would recognize if the counterparties fail to perform their obligations under the contracts. To mitigate our exposure to non-performance by the counterparties, we deal only with counterparties of good credit standing and establish counterparty credit limits. In connection with our interest rate risk management process we periodically enter into interest rate derivative contracts. These derivative interest rate contracts include interest rate swaps, caps, and floors and are used to modify the repricing characteristics of specific assets and liabilities.

                                                                                   FIXED             VARIABLE
                                                                NOTIONAL        INTEREST RATE      INTEREST RATE
                       MATURITY                                  AMOUNT            RANGE              RANGE
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
PAY FIXED SWAPS-MATURING:
2003...............................................              $  850,000      2.65% - 4.88%      1.74% - 1.83%
2004...............................................                 400,000      3.59% - 5.23%      1.77% - 1.83%
2005...............................................                 100,000      4.24% - 4.26%      1.81% - 1.83%
2008...............................................                  75,000              6.14%              1.80%
                                                              -------------
                                                                 $1,425,000
                                                              =============

PAY FLOATING SWAPS-MATURING:
2002...............................................              $   75,000              3.00%              2.52%
2026...............................................                 100,000              8.70%              1.89%
2027...............................................                 100,000              8.00%              1.89%
                                                              -------------
                                                                 $  275,000
                                                              =============

         At September 30, 2002, $1.425 billion in pay fixed swaps, designated as cash flow hedges were outstanding and entered into to change the repricing characteristics of certain borrowings. These agreements require us to make periodic fixed rate payments, while receiving periodic variable rate payments indexed to the three month LIBOR rate based on a common notional amount and maturity date. These swaps have original maturities of up to 10 years and, as of September 30, 2002, had an unrealized loss of $42.4 million and were reflected as a component of other liabilities ( the net of tax balance of $24.2 million was reflected as a component of other comprehensive income). We also had $275 million in pay floating swaps designated as fair value hedges outstanding at September 30, 2002. Fair value hedges of $75 million were used to change the repricing characteristics of certain time deposits and require us to make periodic floating rate payments, while receiving periodic fixed rate payments indexed to the six month LIBOR rate. The fair value adjustment on the hedge and related time deposits was $.3 million.

         The remaining $200 million of pay floating swaps were used to change the repricing characteristics of a comparable amount of capital securities from fixed to variable. The swaps contain imbedded call options held by the counterparty and are exercisable in approximately five years, which are identical to the call provisions contained in the capital securities. At September 30, 2002, the fair value adjustment on these agreements was $22.3 million and is reflected as a component of other assets. The capital securities also reflected the $22.3 million fair value adjustment, increasing the reported amount of capital securities from $244.4 million to $266.7 million at September 30, 2002.

DEPOSITS

         Our most significant funding source continues to be core customer deposits that are gathered through our retail branch network. The following table represents the composition of total deposits while more specifically highlighting Manhattan and all other locations:

                                                              ---------------------------------------------------------------------
                                                                 SEPTEMBER 30,       JUNE 30,       DECEMBER 31,     SEPTEMBER 30,
                                                                    2002              2002             2001              2001
                                                              ---------------------------------------------------------------------
MANHATTAN DEPOSITS
Demand Deposits.............................................     $   593,907      $   541,034       $   478,875        $  305,823
Interest Bearing Deposits...................................       1,408,367        1,339,387         1,156,694           502,528
                                                              ---------------------------------------------------------------------
    Total Deposits..........................................       2,002,274        1,880,421         1,635,569           808,351

ALL OTHER LOCATIONS
Demand Deposits.............................................       2,499,709        2,485,027         2,223,878         1,943,675
Interest Bearing Deposits...................................       8,070,398        7,866,766         7,443,859         7,220,014
                                                              ---------------------------------------------------------------------
    Total Deposits..........................................      10,570,107       10,351,793         9,667,737         9,163,689

TOTAL DEPOSITS
Demand Deposits.............................................       3,093,616        3,026,061         2,702,753         2,249,498
Interest Bearing Deposits...................................       9,478,765        9,206,153         8,600,553         7,722,542
                                                              ----------------------------------------------------------------------
    Total Deposits..........................................     $12,572,381      $12,232,214       $11,303,306        $9,972,040
                                                              ======================================================================

         Total deposits increased $2.6 billion or 26% to $12.6 billion when compared to $10.0 billion at September 30, 2001. During the last several quarters, we have experienced a steady flow of customer deposits, with all regions within a branch network contributing. The growth in the Manhattan market where we have been concentrating on opening new branches and where we added nine CBNY locations has outpaced all other regions during this period. We currently operate 170 bank branches in the New York Metropolitan area and plan to add approximately 12 more branches through 2003.

         Additional factors contributing to the growth in core deposits has been our focused effort on expanding our branch network, particularly in Manhattan, the introduction of new cash management products and services, an emphasis on developing deposit relationships with borrowers, the over consolidation within our market area, the current economic environment and to a lesser extent and prevailing interest rates.

         Commercial demand deposit balances increased to $2.0 billion at September 30, 2002, as compared to $1.4 billion, a 41% increase, over the same period last year.

ASSET/LIABILITY MANAGEMENT

         The net interest margin is directly affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of assets and liabilities, and the credit quality of the loan portfolio. Our asset/liability objective is to maintain a strong, stable net interest margin, to utilize our capital effectively without taking undue risks, and to maintain adequate liquidity.

         The risk assessment process includes a coordinated approach to the management of liquidity, capital, and interest rate risk. This process is governed by policies and limits established by senior management, which are reviewed at least annually by the Board of Directors. The Asset/Liability Committee of the Board of Directors ("ALCO") provides guidance for the day to day asset/liability activities. ALCO periodically evaluates the impact of changes in market interest rates on interest earning assets and interest bearing liabilities, net interest margin, capital and liquidity, and evaluates management's strategic plan. The balance sheet structure is primarily short-term with most assets and liabilities repricing or maturing in less than five years. We monitor the sensitivity of net interest income by utilizing a dynamic simulation model complemented by a traditional gap analysis.

         The simulation model measures the volatility of net interest income to changes in market interest rates. The simulation involves a degree of estimation based on certain assumptions that we believe to be reasonable. Factors considered include contractual maturities, prepayments, repricing characteristics, deposit retention, the relative sensitivity of assets and liabilities to changes in market interest rates, and cash flows from derivative instruments.

         The Board has established certain policy limits for the potential volatility of net interest income as projected by the simulation model. Volatility is measured from a base case where rates are assumed to be flat and is expressed as the percentage change from the base case in net interest income over a 12-month period. As of September 30, 2002 we were operating within the policy limits.

         The model is kept static with respect to the composition of the balance sheet and, therefore does not reflect our ability to proactively manage in changing market conditions. We may choose to extend or shorten the maturities of our funding sources and redirect cash flows into assets with shorter or longer durations. We may also use certain derivative instruments to reduce the repricing mismatches of its assets and liabilities including interest rate swaps, interest rate caps/floors, and interest rate collars.

         The assumptions used are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of interest rate changes; changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, prepayments, and any actions which we may take to counter such changes.

         The following table reflects the estimated change in net interest income based on a gradual increase and decrease in interest rates over a twelve month period from the dates presented.

    CHANGE IN INTEREST RATES        SEPTEMBER 30, 2002               JUNE 30, 2002
---------------------------------------------------------------------------------------------
      + 200 Basis Points         ($6.9) million      (.8%)      ($14.9) million       (1.7%)
      + 100 Basis Points         ($4.0) million      (.5%)       ($5.4) million        (.6%)
      - 100 Basis Points          $1.4 million        .2%        ($6.4) million        (.7%)

         The results above reflect the volatility of net interest income, as modeled at September 30, 2002 compared to a similar model prepared as of June 30, 2002. The current quarter shows a tighter range of changes in net interest income for given changes in interest rates. The reduction in volatility was due to changes in the interest rate environment, more specifically the yield curve, as well as recent actions undertaken by management.

         We increased interest earning assets by $1.7 billion, including $400 million of loans and $1.3 billion of securities. This growth was funded with core deposits and other borrowings. Deposit growth includes core demand and lower costing savings accounts. Other borrowings include the previously discussed subordinated debt issuance and other short-term collateralized obligations. The growth in earning assets increased the absolute level of interest income while the matched nature of the additional assets and liabilities limited the potential income impact resulting from the expected changes in interest rates.

         While the Federal Reserves recent action to lower short term interest rates by 50 basis points can not be assessed with any certainty, as evidenced above, it should not have a material impact on future net interest income.

LIQUIDITY RISK MANAGEMENT

         The objective of liquidity risk management is to ensure ability of North Fork and its subsidiaries meet their financial obligations and to capitalize on new business opportunities. These obligations include the payment of deposits on demand or at their contractual maturity, the repayment of other borrowings as they mature and the ability to fund new and existing loans and investments as opportunities arise.

         The principal source of funds for North Fork is dividends from North Fork Bank, and there are various legal and regulatory limitations under applicable federal and state banking law on the extent to which banking subsidiaries can finance or otherwise supply funds to their holding companies. At October 1, 2002, North Fork Bank could have declared additional dividends of approximately $265 million and remained a well-capitalized institution under existing capital guidelines (see "Capital" below). Additional sources of liquidity include borrowings, the sale of available-for-sale securities, and funds available through the capital markets.

         Core customer deposits are the primary source of liquidity for our banking subsidiaries. Other sources of liquidity for our banking subsidiaries include loan and security principal repayments and maturities, lines-of-credit with other financial institutions, the ability to borrow under repurchase agreements, Federal Home Loan Bank ("FHLB") advances utilizing unpledged securities and mortgage related loan portfolios, the sale of available-for-sale securities and the securitization or sale of loans.

         Our banking subsidiaries currently have the ability to borrow an additional $6.8 billion on a secured basis, utilizing mortgage related loans and securities as collateral. At September 30, 2002, our banking subsidiaries had $3.4 billion in outstanding borrowings with the FHLB.

         We monitor our liquidity position as well as the liquidity positions of our banking subsidiaries. We believe that sufficient liquidity exists to meet all of our operating requirements.

UPGRADED CREDIT RATINGS

         In July 2002, North Fork and its subsidiaries received upgraded ratings from both Standard and Poor's and Moody's Investors Service. Additionally, Fitch Ratings revised its future outlook to positive.

                                                           Moody's          S&P             Fitch
                                                           -------          ---             -----
North Fork
      Issuer/Counterparty...............................     A2           BBB+/A-2            B/5
      Long-term/Short-term Senior Obligations...........     A2           BBB+/A-2           A-/F1
      Subordinated Debt.................................     A3             BBB              BBB+
      Preferred Stock / Trups...........................     A3             BBB-             BBB+

North Fork Bank
      Issuer/Counterparty...............................     A1            A-/A-2             B/5
      Long-term/Short-term Deposits.....................  A1/P-1           A-/A-2            A/F1
      Long-term/Short-term Senior Obligations...........  A1/P-1           A-/A-2            A-/F1
      Financial Strength................................     B-               -               -

Outlook  ...............................................  Stable           Stable           Positive

CAPITAL

         The FDIC, OCC and Federal Reserve Board have established risk-based and leverage capital guidelines which federally-insured banks and bank holding companies are required to meet.

         These guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, including a minimum ratio of Tier I capital to total risk weighted assets of 4% and a Tier I capital to average assets of 4% ("Leverage Ratio"). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our financial statements. As of September 30, 2002, the most recent notification from the various bank regulators categorized North Fork's and its banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a minimum total risk based capital to total risk weighted assets ratio of at least 10%, a minimum Tier I capital to total risk weighted assets ratio of at least 6%, a minimum leverage ratio of at least 5% and not be subject to any written order, agreement or directive. There are no conditions or events that have occurred since such notification that we believe would change this classification.

         The following table sets forth our consolidated regulatory capital at September 30, 2002 and 2001. As of September 30, 2002, we have met all capital adequacy requirements to which we are subject.

                                                            SEPTEMBER 30, 2002                    SEPTEMBER 30, 2001
                                                    ------------------------------------------------------------------------
(dollars in thousands )                                   AMOUNT         RATIO                   AMOUNT         RATIO
                                                    ------------------------------------------------------------------------
Tier I Capital....................................     $ 1,434,873       12.88%                $1,282,264       13.28%
Regulatory Requirement............................         445,616        4.00%                   386,316        4.00%
                                                    ------------------------------------------------------------------------
Excess............................................     $   989,257        8.88%                $  895,948        9.28%
                                                    ========================================================================

Total Risk Adjusted Capital.......................     $ 2,046,640       18.37%                $1,377,105       14.26%
Regulatory Requirement............................         891,232        8.00%                   772,632        8.00%
                                                    ------------------------------------------------------------------------
Excess............................................     $ 1,155,408       10.37%                $  604,473        6.26%
                                                    ========================================================================

Risk Weighted Assets..............................     $11,140,394                             $9,657,906
                                                    ==============                          =============

         Our Leverage Capital Ratio at September 30, 2002, was 7.54%. North Fork Bank's Tier I, Total Risk-Based and Leverage Capital Ratios were 11.43%, 12.47%, and 6.63%, respectively, at September 30, 2002.

         Superior Savings' Tier I, Total Risk Based and Leverage Capital Ratios were 15.17%, 15.52% and 6.93%, respectively, at September 30, 2002.

         On August 7, 2002, we sold $350 million aggregate principal amount of 5.875% subordinated notes and $150 million aggregate principal amount of 5% fixed rate/floating rate subordinated notes in a private offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933. Both note issues qualify as Tier II regulatory capital. Both series of notes mature in 2012. The 5.875% subordinated notes bear interest at a fixed rate through maturity and are not redeemable prior to maturity. The fixed rate/floating rate notes bear interest at a fixed rate of 5% per annum for the first five years, and convert to a floating rate thereafter until maturity based on the US dollar three-month LIBOR plus 1.87%. Beginning in the sixth year, we have the right to redeem the fixed rate/floating rate notes at par plus accrued interest.

         We continue to apply the provisions of APB No. 25 "Accounting For Stock Issued to Employees" and related interpretations in accounting for our stock option plans. Accordingly, no compensation expense has been recognized for stock based compensation plans, other than for restricted stock awards. Had we reflected the impact of stock option awards during the previous three years, earnings per share would have decreased by $.02, $.01, and $.02 for the full years ended 2001, 2000 and 1999, respectively.

         In the first quarter of 2002, approximately sixty of our senior officers accepted offers extended to them to modify their holdings of restricted stock. The offers, which were made as part of our key management retention program, essentially permitted certain senior officers to obtain additional shares of restricted stock if they agreed to extend the vesting periods for their existing shares of restricted stock. This program was adopted to help ensure continued employment of key management while having their interests closely aligned with our long-term interest and the long-term interests of our shareholders. For those who accepted, their existing shares, with vesting periods ranging from 1 to 6 years, were modified to extend the vesting period to 10 years. In return for accepting the offer, each officer received one additional share of restricted stock, with a vesting period of 10 years, for each existing share of restricted stock. Approximately 467,000 additional restricted shares were issued under the program with a market value of approximately $15.7 million. This has been reflected in the deferred compensation component of stockholders' equity and will be amortized over a 10-year period. None of our executive officers were involved in the program.

         On September 24, 2002, the Board of Directors declared a regular quarterly cash dividend of $.25 per common share. The dividend is payable November 15, 2002, to shareholders of record at the close of business on October 25, 2002.

         During 2002, we have purchased 2.6 million of our common shares in open market transactions at an average cost of $35.01 per share. The shares were purchased under our previously announced 5% share repurchase program. Approximately 2.9 million shares have been purchased under the program, with an additional 5.1 million shares remaining.

LITIGATION MATTERS

         We are subject to certain pending and threatened legal actions which arise out of the normal course of business. We believe that the resolutions of any pending or threatened litigation will not have a material adverse effect on our financial condition or results of operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2002                             /s/ Daniel M. Healy
                                                     -------------------
                                                     Daniel M. Healy
                                                     Executive Vice President &
                                                     Chief Financial Officer

            CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO
                 SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Adam Kanas, certify that:

1. I have reviewed this quarterly report on Form 10-Q of North Fork Bancorporation, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                       By:     /s/ John Adam Kanas
                                               -------------------
                                               John Adam Kanas
                                               Chief Executive Officer

            CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO
                 SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Daniel M. Healy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of North Fork Bancorporation, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                     By:      /s/ Daniel M. Healy
                                              --------------------
                                              Daniel M. Healy
                                              Chief Financial Officer