Form 10-K
period 2002-12-31
NORTH FORK BANCORPORATION INC
filed 2003-03-28
CIK 352510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2002

Commission File Number	1-10458

NORTH FORK BANCORPORATION, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36-3154608
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

275 BROADHOLLOW ROAD, MELVILLE, NEW YORK	11747
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)	(631) 844-1004

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01	New York Stock Exchange

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

(X) Yes (  ) No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

(X) Yes (  ) No

     As of June 30, 2002, the aggregate market value of the Registrant’s common stock (based on the average stock price on June 30, 2002) held by non-affiliates was approximately $6,476,372,600

     As of March 25, 2003, there were 157,076,244 shares of the Registrant’s common stock outstanding. The aggregate market value of the Registrant’s common stock (based on the average stock price on March 25, 2003) held by non-affiliates was approximately $4,753,127,143.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the specified parts of this Annual Report:

North Fork Bancorporation, Inc. 2002 Annual Report to Shareholders— Parts I, II and IV.

North Fork Bancorporation, Inc. 2003 Definitive Proxy Statement for its annual meeting of Stockholders to be held on Tuesday, April 22, 2003 — Part III .

In this annual report filed on Form 10-K, where the context requires, “the Company”, “North Fork”, “we”, “us”, and “our” refer to North Fork Bancorporation, Inc. and its subsidiaries.

Forward-Looking Statement:

This document, including information incorporated by reference, contains “forward-looking statements” (as that term is defined in the Private Securities Litigation Reform Act of 1995). In addition, senior management may make forward-looking statements verbally to analysts, investors, the media, and others. These forward looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional verbs such as “will”, “would”, “should”, “could”, or “may”.

Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, expected or anticipated revenues, results of operations and our business, with respect to:

•	projections of revenues, income, earnings per share, capital expenditures, assets, liabilities, dividends, capital structure, or other financial items;

•	descriptions of plans or objectives of management for future operations, products, or services, including pending acquisition transactions;

•	forecasts of future economic performance; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.

Factors which could cause or contribute to such differences include but are not limited to:

•	general business and economic conditions on both a regional and national level
•	worldwide political and social unrest, including acts of war and terrorism
•	increased competition in the products and services we offer and the markets in which we conduct our business
•	the interest rate environment
•	fluctuations in the capital markets, which may directly or indirectly affect our asset portfolio
•	legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry
•	technological changes, including the impact of the Internet
•	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board
•	accounting principles, policies, practices or guidelines

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

PART I
ITEM 1 — BUSINESS
ITEM 2 — PROPERTIES
ITEM 3 — LEGAL PROCEEDINGS
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 4A — EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6 — SELECTED FINANCIAL DATA
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11 — EXECUTIVE COMPENSATION
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14 — CONTROLS AND PROCEDURES
PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
Certification of the Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EXHIBIT INDEX
ARTICLES OF INCORPORATION
SUPPLEMENTAL EXECUTIVE RETIREMENTS PROGRAM
COMPUTATION OF EARNINGS PER SHARE
COMPUTATION OF EARNINGS TO FIXED CHARGES RATIOS
PAGES 12 THROUGH 78 OF THE COMPANY'S 2002 ANNUAL
SUBSIDIARIES OF THE COMPANY
ACCOUNTANTS' CONSENT
CERTIFICATION OF THE CEO
CERTIFICATION OF THE CFO

PART I

ITEM 1 — BUSINESS

General Development of Business

Company Description

     We are a $21 billion multi-bank holding company headquartered in Melville, New York. We were organized in 1980 under the laws of the State of Delaware and currently are a registered “bank holding company” (but not a “financial holding company”) under the Bank Holding Company Act of 1956, as amended. We operate 171 branches in the New York Metropolitan area, substantially all of which are branches of North Fork Bank, a New York chartered trust company and our primary subsidiary. At December 31, 2002, North Fork Bank’s assets and revenues constituted in excess of 95% of our consolidated assets and revenues. North Fork Bank provides a variety of banking and financial services to middle market and small business organizations, local government units and retail banking customers in the greater New York Metropolitan area. Our other subsidiaries offer financial services and related products such as asset management, securities brokerage and sales of alternative investment products. Our other banking subsidiary, Superior Savings of New England, N.A., is a nationally chartered bank that focuses on gathering deposits throughout the northeast United States.

     We conduct our business in a densely populated area comprising the New York City boroughs of Manhattan, Queens, Brooklyn and the Bronx and the four neighboring New York counties of Nassau, Suffolk, Westchester and Rockland. This geographic area has a population exceeding 11 million people consisting of over 4 million households and total deposits approximately of $378 billion. It is a market where a few multi-national banking organizations control a significant portion of the deposits. This competitively attractive environment provides multiple opportunities to gain market share through internal growth, branch expansion and potential acquisitions.

     Our business is retail banking, and substantially all of our operations involve the issuance of loans, the acceptance of customer deposits and providing related fee based services and products. Accordingly, we do not operate our business in a way that would require segment reporting. Additional information is set forth in Note 1 to our audited financial statements for 2002, included in our 2002 Annual Report to Shareholders (page 50) and incorporated by reference into this Report.

     As of March 28, 2003, shareholders may review and download free of charge our periodic and current reports filed with the Securities and Exchange Commission (i.e., reports on Form 10-K, Form 10-Q and Form 8-K) from our website www.northforkbank.com as soon as reasonably practicable after electronically filing such reports with the SEC. Shareholders seeking additional information should contact the Corporate Secretary’s office, 275 Broadhollow Road, Melville, NY 11747 by mail or by calling 631-844-1252.

Business Combinations

     Over the years, we have used acquisitions to supplement our internal growth, when conditions were favorable and appropriate candidates presented themselves. We have completed thirteen business combinations since 1988. Twelve of the acquired businesses were either thrift companies or smaller commercial banks, and we acquired one asset management business. Total assets of the acquired bank and thrift companies on their respective dates of acquisition aggregated $14.2 billion. Five of these transactions, which are more fully described below, have been completed since 1997.

     In November 2001, North Fork Bank purchased the domestic business of Commercial Bank of New York (“CBNY”) for approximately $175 million in cash. CBNY had $1.2 billion in total assets, including $310 million in loans as well as $898 million in deposits. CBNY operated fourteen retail banking facilities, three of which were merged with existing North Fork Bank locations subsequent to the acquisition date. The primary focus of this acquisition was the addition of CBNY’s nine retail banking locations and related customer base in the New York City borough of Manhattan.

PART I (continued)

ITEM 1 — BUSINESS (continued)

General Development of Business (continued)

In February 2000, Reliance Bancorp, Inc. (“Reliance”), the parent company of Reliance Federal Savings Bank, was acquired using the purchase method of accounting. The exchange ratio in the acquisition was 2.0 shares of our common stock for each share of Reliance’s common stock outstanding. On the acquisition date, we reissued from our treasury account 17.1 million common shares and reserved for issuance 1.4 million common shares for Reliance’s outstanding stock options. Reliance had $2.4 billion in total assets, $.9 billion in net loans, $1.5 billion in deposits, and $175 million in capital. Reliance Federal Savings Bank operated from 29 retail banking facilities throughout Suffolk and Nassau counties, New York, as well as in the New York City borough of Queens.

     In February 2000, JSB Financial, Inc. (“JSB”), the parent company of Jamaica Savings Bank, was acquired utilizing the pooling-of-interests method of accounting. The exchange ratio was 3.0 shares of our common stock for each share of JSB’s common stock outstanding. Accordingly, on the acquisition date, we issued 28.3 million common shares; simultaneously retired 6.6 million shares of JSB’s common stock held in treasury and reserved 2.4 million common shares for JSB’s outstanding stock options at the merger date. Additionally, we needed to reissue a sufficient number of treasury shares prior to the consummation of the merger, in order that the merger qualify for pooling-of-interests accounting treatment. The necessary treasury shares were reissued in connection with the Reliance transaction. JSB had $1.7 billion in total assets, $1.3 billion in loans, $1.1 billion in deposits, and $376.4 million in capital. Jamaica Savings Bank operated from 13 retail-banking facilities in the New York City boroughs of Manhattan and Queens and in Nassau and Suffolk counties, New York.

     In March 1998, New York Bancorp Inc. (“NYB”), the parent company of Home Federal Savings Bank (“Home”), was acquired through the pooling-of-interests method of accounting. In the acquisition, we issued 39.9 million shares of our common stock to NYB shareholders. NYB had $3.4 billion in total assets, $2.0 billion in net loans, $1.7 billion in deposit liabilities, and $140.3 million in capital. Home operated 35 branches in the New York City boroughs of Brooklyn, Queens, and Richmond as well as Nassau and Suffolk counties of New York.

     In December 1997, we purchased Branford Savings Bank, a Connecticut chartered savings bank, which we subsequently converted to a national bank and re-named Superior Savings of New England, N.A. At the time of the acquisition Superior had total stockholders’ equity of $16.6 million. We acquired the bank principally to gather deposits throughout the northeastern United States. Consequently, in October 1998, we sold four of the five Superior Savings branches and $67 million in deposit liabilities for a deposit premium of 9%. Currently, Superior Savings operates 2 traditional retail banking locations and a call center, has deposits of $324 million and continues to focus on gathering deposits throughout the Northeast.

PART I (continued)

Competition and Non-Bank Activities

     In addition to our banking operations, we own several non-bank subsidiaries, directly or through North Fork Bank, none of which accounted for a significant portion of our consolidated assets as of December 31, 2002 and 2001, nor contributed significantly to our consolidated results of operations for any of the years in the three year period ended December 31, 2002.

     Through our banking and non-banking subsidiaries, we provide a variety of banking and financial service products to middle market and small business organizations, local governmental units, and retail customers in the New York metropolitan area. Our brokerage and investment management subsidiaries, NFB Investment Services Corporation and Amivest Corporation, provide retail brokerage and investment advisory services to a wide range of individual and institutional customers. North Fork Bank’s equipment and lease finance company, All Points Capital Corp., provides lease finance products and programs on a national basis to qualified third party originators. Superior Savings conducts an electronic banking operation focused on gathering deposits throughout the northeast.

     Our major competitors across the entire line of our products and services are local branches of large money-center banks headquartered in New York City and other major commercial banks headquartered in New York State and elsewhere. North Fork also competes with other independent commercial banks in its marketplace for loans and deposits, with local savings and loan associations and savings banks for deposits and mortgage loans, with credit unions for deposits and consumer loans, with insurance companies and money market funds for deposits, and with local consumer finance organizations and the financing affiliates of consumer goods manufacturers (especially automobile manufacturers) for consumer loans. In setting rate structures for loan and deposit products, management refers to a wide variety of financial information and indices, including the rates charged or paid by the major money-center banks, both locally and in the commercial centers, and the rates fixed periodically by smaller, local competitors. Superior Savings competes with financial institutions that conduct electronic banking throughout the northeast for deposits.

     During the normal course of business, we are subject to various regulatory statutes and guidelines. Additional information is set forth in various portions of our 2002 Annual Report to Shareholders (attached to this Report as Exhibit 13), including “Liquidity Risk Management” (pages 31-32), “Capital” (pages 32-33), “Sarbanes-Oxley Act of 2002” (page 33), and Note 16 to our 2002 consolidated financial statements, (pages 68-69), all of which portions are incorporated herein by reference.

Employees

     As of December 31, 2002, we had 2,878 full-time equivalent employees, of whom 789 are officers, and 2,089 are administrative personnel. We do not maintain collective bargaining agreements with any groups of employees. Our relationship with employees is considered very good, allowing us to maintain key employees while attracting talented new employees.

Transactions with Affiliates

     North Fork Bank and Superior Savings are subject to restrictions under federal law which limit certain transactions with our holding company and non-bank subsidiaries, including loans, other extensions of credit, investments or asset purchases. The amounts involved in such transactions between a banking subsidiary and its affiliates are subject to certain limitations in relation to the bank’s capital and surplus. Furthermore, loans and extensions of credit between our banking subsidiaries and their non-bank affiliates, as well as certain other transactions, are required to be secured in specified amounts. These and certain other transactions with affiliates, including any payments for services rendered, must be on terms and conditions that are in good faith or would be offered to nonaffiliated companies. We are in compliance with these restrictions for all periods presented.

Sarbanes-Oxley Act of 2002

     On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law. The Act imposes new significant responsibilities on publicly held companies, particularly in the area of corporate governance. We have carefully reviewed the Act, and are monitoring and responding to the various implementing regulations that have been issued, and continue to be issued, by the Securities and Exchange Commission and The New York Stock Exchange. We have already instituted procedures to address some of the Act’s specific concerns and will continue to adapt the company’s governance structure to the mandates of the law as interpreted by the regulatory authorities in upcoming periods. We have always emphasized best practices in corporate governance, as the most effective way of assuring stockholders that their investment is being properly managed and their interests remain paramount.

Future Legislation

     Various legislation is from time to time introduced in Congress and state legislatures with respect to the regulation of financial institutions. Such legislation may change our operating environment and the operating environment of our subsidiaries in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations, would have upon our financial condition or results of operations or upon our shareholders.

ITEM 2 — PROPERTIES

     Our executive and administrative offices are located in Melville, New York. We currently lease approximately 90% of this facility representing 111,700 square feet.

     At December 31, 2002, North Fork Bank owned 75 branch office facilities and leased 94 branch office facilities under various lease arrangements expiring at long-term times through 2017 (see “Note 6 — Premises and Equipment” (page 55) and “Note 18 — Other Commitments and Contingent Liabilities, Lease Commitments” (page 71-72) of our 2002 Annual Report to Shareholders which portions are incorporated herein by reference). The bank is also obligated under various other leases for facilities that have been vacated as a result of consolidation following acquisitions. The majority of these vacated facilities were subleased by the bank.

     Superior Savings of New England, N.A. is headquartered in an owned facility in Branford, Connecticut and operates a branch in a leased facility in East Tremont, New York.

ITEM 3 — LEGAL PROCEEDINGS

     We are subject to certain pending and threatened legal actions which arise out of the normal course of business. Management believes that the resolution of any pending or threatened litigation will not have a material adverse effect on its financial condition or results of operations.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of 2002.

ITEM 4A — EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and position of each of the executive officers as of January 1, 2003 are presented in the following table. The officers are elected annually by the Board of Directors.

Name	Age	Present Positions and Offices With the Company

John A. Kanas	56	President of the Company and North Fork Bank since 1981.
Chairman of the Board of the Company since 1986 and North Fork Bank since 1987.
Chief Executive Officer of the Company and North Fork Bank since 1988.
		Director of the Company since 1981.
John Bohlsen	60	Vice Chairman of the Board of the Company and North Fork Bank since 1992. Director of the Company since 1986.
Daniel M. Healy	60	Executive Vice President and Chief Financial Officer of the Company and North Fork Bank since 1992. Director of the Company since 2000.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange under the symbol NFB. As of March 25, 2003, there were 8,808 shareholders of record of our common stock.

     For additional information regarding dividends and restrictions thereon, and market price information, refer to the following sections of our 2002 Annual Report to Shareholders each of which sections is incorporated herein by reference: “Selected Financial Data” (pages 12-13), “Liquidity Risk Management” (page 31-32), “Capital” (pages 32-33), “Quarterly Financial Information” (page 38), and Note 16 to our 2002 consolidated financial statements (pages 68-69).

ITEM 6 — SELECTED FINANCIAL DATA

     The information required by this item is set forth in the portion of our 2002 Annual Report to Shareholders entitled “Selected Financial Data” (pages 12-13), which portion is incorporated herein by reference.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is set forth in the portion of our 2002 Annual Report to Shareholders entitled “Management’s Discussion and Analysis” (pages 14-39), which portion is incorporated herein by reference.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The consolidated financial statements and the related notes presented herein have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the measurement of our financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature and most of our income and much of our expense is directly related to these monetary assets and liabilities. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction, or to the same extent, as the price of goods and services. Much of our risk analysis on an ongoing basis focuses on interest rate risk. For additional information regarding market and interest rate risk required by this item, refer to the following sections of our 2002 Annual Report to Shareholders each of which sections is incorporated herein by reference: “Net Interest Income” (pages 15-18), “Securities” (pages 26-27), and “Asset/Liability Management” (pages 29-31).

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth in the following portions of our 2002 Annual Report to Shareholders which portions are incorporated herein by reference: “Quarterly Financial Information” (page 38), Consolidated Financial Statements (pages 40-45), Notes to the Consolidated Financial Statements (pages 46-75), the Independent Auditors’ Report (page 76), and the Report of Management (page 77).

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure as defined in Item 304 of Regulation S-K.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is set forth under the caption “Election of Directors and Information with Respect to Directors and Officers” (pages 3-7) in our Definitive Proxy Statement for our Annual Meeting of Stockholders to be held on Tuesday, April 22, 2003, which is incorporated herein by reference, and in Part I of this Report under the caption “Item 4A — Executive Officers of the Registrant”.

ITEM 11 — EXECUTIVE COMPENSATION

     The information required by this item is set forth in the following sections of our Definitive Proxy Statement for our 2003 Annual Meeting of Stockholders: “Compensation of Directors” (pages 7-8), “Executive Compensation” (pages 9-10), and “Retirement Plans” (pages 29-30).

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)       Certain information required by this item is set forth in the following sections of our Definitive Proxy Statement for 2003 Annual Meeting of Stockholders: “Certain Beneficial Ownership” (page 3) and “Nominees for Director and Directors Continuing in Office” (pages 4-6).

(b)	Equity Compensation Plan Information

     The following table sets forth certain information regarding our equity compensation plans as of December 31, 2002. The 1985 Incentive Stock Option Plan, the 1989 Executive Management Compensation Plan and the 1994 Key Employee Stock Plan were approved by our shareholders. The 1997 Non-Officer Stock Plan, the 1998 and 1999 Stock Compensation Plans, and the New Employee Stock Compensation Plan were not approved by our shareholders.

	Number of securities to be	Weighted-average exercise	Number of securities
	issued upon exercise of	price of outstanding options	remaining available for
	outstanding options		future issuance under equity
			compensation plans
			(excluding securities
As of December 31, 2002			reflected in column (a))

Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	395,376	$9.13	10,254

Equity compensation plans not approved by security holders (1)(2)	2,031,264	$30.69	2,605,336

Total	2,426,640	$27.18	2,615,590

(1)	Does not include 3,835,920 shares of restricted stock awarded under the equity compensation plans that have not vested.

(2)	Does not include 936,148 shares to be issued upon the exercise of outstanding options under plans assumed in connection with our acquisitions of Reliance Bancorp, Inc. and JSB Financial, Inc. which had been approved by their shareholders prior to the acquisitions. These options have a weighted average exercise price of $13.31 per share. No further awards will be made under these plans.

     Description of Non-Shareholder Approved Plans.

     We currently maintain the following four equity compensation plans that have not been approved by shareholders: the 1997 Non-Officer Stock Plan (“1997 Plan”), the 1998 Stock Compensation Plan (“1998 Plan”), the 1999 Stock Compensation Plan (“1999 Plan”) and the New Employee Stock Compensation Plan (“New Employee Stock Plan”). All of our plans are administered by the Stock Compensation Committee (“the Committee”) of our Board of Directors which determines the amounts and recipients of non-qualified stock options and restricted stock awards under the plans. All of the plans expressly prohibit the grant of “below market options” (i.e., stock options with an exercise price less than the market price of our common stock on the day of the grant).

     There are distinctions between the various plans including the persons eligible to receive awards under the plans as well as the total number of shares of common stock authorized under each plan. The New Employee Stock Plan is reserved for awards granted to newly hired salaried employees as an inducement to accepting an offer of employment and authorizes the issuance of 1,000,000 shares of common stock in the form of stock options or restricted stock. Under the 1997 Plan, the Committee may grant awards to full-time employees who are not also officers as defined under the plan. The 1997 Plan initially authorized the issuance of 250,000 shares of common stock in the form of stock options or restricted stock but the Committee has determined not to grant any additional awards under the plan. The 1998 Plan and 1999 Plan permit grants of awards to full-time employees. The 1998 Plan authorizes a total of 1,500,000 shares with no more than 1,000,000 shares authorized for restricted stock awards and the 1999 Plan authorizes a total of 5,000,000 shares with no more than 2,500,000 shares authorized for restricted stock awards.

     Additional information required by this item is set forth in the following sections of our 2002 Annual Report to Shareholders which sections are incorporated herein by reference: “Recent Accounting Pronouncements” (page 37), “Note 1 — Summary of Significant Accounting Policies” (page 49) and “Note 14 — Common Stock Plans” (pages 62-66).

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth under the caption “Transactions with Directors, Executive Officers and Associated Persons” (page 30) in our Definitive Proxy Statement for our 2003 Annual Meeting of Stockholders.

ITEM 14 — CONTROLS AND PROCEDURES

     Senior management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods prescribed by the SEC and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, senior management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing date of this Report. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that, our disclosure controls and procedures were effective. Further, there were no significant changes made in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation performed by senior management including the Chief Executive Officer and Chief Financial Officer.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The consolidated financial statements, including notes thereto, and financial schedules required in response to this item as set forth in response to Part II, Item 8 of this Annual Report are incorporated herein by reference to our 2002 Annual Report to Shareholders filed herewith as Exhibit 13.

		Page No.

1.	Financial Statements
	Consolidated Statements of Income	40
	Consolidated Balance Sheets	41
	Consolidated Statements of Changes in Stockholders’ Equity	42
	Consolidated Statements of Cash Flows	43-44
	Consolidated Statements of Comprehensive Income	45
	Notes to Consolidated Financial Statements	46-75
	Independent Auditors’ Report	76
	Report of Management	77

2.	Financial Statement Schedules

	Schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the consolidated financial statements have been omitted because they are either not required, are not applicable or are included in the consolidated financial statements or notes thereto, which are incorporated herein by reference to our 2002 Annual Report to Shareholders.

3.	Exhibits

	The exhibits listed on the Exhibit Index page of this Annual Report are incorporated herein by reference or filed herewith as required by Item 601 of Regulation S-K (each management contract or compensatory plan or arrangement listed therein is identified).

(b)	Current Reports on Form 8-K filed during the fourth quarter of 2002.

1.	Current Report on Form 8-K dated October 2, 2002 (announcing that we will host its Second Annual Investor and Analyst Conference on Thursday, October 3, 2002 at the Waldorf Astoria in Manhattan).
2.	Current Report on Form 8-K dated October 16, 2002 (announcing our net income for the three and nine months ended September 30, 2002 and announcing that we will be presenting at Lehman Brothers First Annual Regional Bank Conference on Wednesday, October 23, 2002).
3.	Current Report on Form 8-K dated November 6, 2002 (announcing that we will be presenting at the BancAnalysts Association of Boston Conference on Thursday, November 7, 2002).
4.	Current Report on Form 8-K dated November 12, 2002 (announcing that we will be will be presenting at the Sandler O’Neill & Partners Financial Services Conference on Wednesday, November 13, 2002).
5.	Current Report on Form 8-K dated December 2, 2002 (announcing that we will be presenting at the Friedman Billings Ramsey 9th Annual Investor Conference in New York City on Tuesday, December 3, 2002).

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH FORK BANCORPORATION, INC.

BY: /s/ John A. Kanas

JOHN A. KANAS
President and Chief Executive Officer

Dated: March 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Kanas John A. Kanas	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 25, 2003

/s/ Daniel M. Healy Daniel M. Healy	Director Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	March 25, 2003

/s/ John Bohlsen John Bohlsen	Director Vice Chairman of the Board	March 25, 2003

/s/ Allan C. Dickerson Allan C. Dickerson	Director	March 25, 2003

/s/ Lloyd A. Gerard Lloyd A. Gerard	Director	March 25, 2003

/s/ Raymond A. Nielsen Raymond A. Nielsen	Director	March 25, 2003

/s/ James F. Reeve James F. Reeve	Director	March 25, 2003

/s/ George H. Rowsom George H. Rowsom	Director	March 25, 2003

/s/ Dr. Kurt R. Schmeller Dr. Kurt R. Schmeller	Director	March 25, 2003

Certification of the Chief Executive Officer Pursuant to
Securities Exchange Act Rules 13a-14 and 15d-14
As Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, John Adam Kanas, certify that:

1.     I have reviewed this Annual Report on Form 10-K of North Fork Bancorporation, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

By:	/s/ John Adam Kanas John Adam Kanas President and Chief Executive Officer

Certification of the Chief Financial Officer Pursuant to
Securities Exchange Act Rules 13a-14 and 15d-14
As Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Daniel M. Healy, certify that:

1.     I have reviewed this Annual Report on Form 10-K of North Fork Bancorporation, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

By:	/s/ Daniel M. Healy Daniel M. Healy Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description	Method of Filing

2.1	Agreement and Plan of Reorganization, dated as of February 13, 2001 by and among North Fork Bancorporation, Inc., North Fork Bank and Commercial Bank of New York	Previously filed on Form 10-K for the year ended December 31, 2000, dated March 27, 2001, as Exhibit 2.1 and incorporated herein by reference.

2.2	Assignment and Assumption Agreement dated November 9, 2001, by and between North Fork Bank and Commercial Bank of New York	Previously filed on Form 10-K for the year ended December 31, 2001, dated March 26, 2002, as Exhibit 2.2 and incorporated herein by reference.

3.1	Articles of Incorporation of North Fork Bancorporation, Inc.	Filed herewith.

3.2	By-Laws of North Fork Bancorporation, Inc., as amended, effective July 23, 2002	Previously filed on Form 10-Q for the period ended June 30, 2002 as Exhibit 3.2 and incorporated herein by reference.

4.1	Prospectus for North Fork Capital Trust I issuance of Capital Trust Pass-Through Securities	Previously filed with Post-Effective Amendment No. 1 to the Registrants’ registration statement on Form S-4, dated May 2, 1997 (Registration No. 333-24419) and incorporated herein by reference.

4.2	Prospectus for North Fork Capital Trust II issuance of Capital Trust Pass-Through Securities	Previously filed with Post-Effective Amendment No. 1 to the Registrants’ registration statement on Form S-3, dated November 21, 1997 (Registration No. 333-40311) and incorporated herein by reference.

4.3	Prospectus for Reliance Capital Trust I, issuance of Capital Trust Pass-Through Securities	Previously filed by Reliance Bancorp, Inc. on Form S-4, dated October 13, 1998 (Registration No. 333-64219) and incorporated herein by reference.

4.4	Prospectus for $350,000,000 5.875% subordinated notes due 2012 and $150,000,000 5% fixed/floating rate subordinated notes due 2012	Previously filed on Form S-4, dated November 5, 2002 (Registration No. 333-101009) as amended by Amendment No. 1 on Form S-4A, dated November 15, 2002 and incorporated herein by reference.

10.1	North Fork Bancorporation, Inc. Dividend Reinvestment and Stock Purchase Plan, as amended	Previously filed with Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, dated May 16, 1995 (Registration No. 33-54222) as amended by the filing of Form S-3D, dated May 10, 2002 (Registration No.333-88028) and incorporated herein by reference.

EXHIBIT INDEX (continued)

Exhibit
Number	Description	Method of Filing

10.2(a)	North Fork Bancorporation, Inc. 1985 Incentive Stock Option Plan	Previously filed on Form S-8, dated August 29, 1985 (Registration No. 2-99984) and incorporated herein by reference.

10.3(a)	North Fork Bancorporation, Inc. 1989 Executive Management Compensation Plan	Previously filed on Form S-8, dated April 17, 1990 (Registration No. 33-34372) and incorporated herein by reference.

10.4(a)	North Fork Bancorporation, Inc. 1994 Key Employee Stock Plan	Previously filed on Form S-8, dated May 4, 1994 (Registration No. 33-53467), as amended by the filing of Form S-8 dated June 7, 1996 (Registration No. 333-05513) and incorporated herein by reference. These filings were also amended by the filing of Form S-8, dated September 20, 2001 (Registration No. 333-69698) and incorporated herein by reference.

10.5(a)	Form of Change-in-Control Agreement, as entered into between North Fork Bancorporation, Inc. and each of John A. Kanas, John Bohlsen and Daniel M. Healy, each dated December 20, 1994	Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.

10.6(a)	Form of Non-Qualified Stock Option Agreement entered into between North Fork Bancorporation, Inc. and John A. Kanas, John Bohlsen, and Daniel M. Healy, each dated December 13, 1999	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000, as Exhibit 10.10(a) and incorporated herein by reference.

10.7(a)	Form of Restricted Stock Agreement, entered into between North Fork Bancorporation, Inc. and John A. Kanas, John Bohlsen, and Daniel M. Healy, each dated December 13, 1999	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000, as Exhibit 10.11(a) and incorporated herein by reference.

10.8(a)	North Fork Bancorporation, Inc. 1999 Stock Compensation Plan	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000 (Registration No. 333-39536), as Exhibit 10.12(a) and incorporated herein by reference.

EXHIBIT INDEX (continued)

Exhibit
Number	Description	Method of Filing

10.9(a)	North Fork Bancorporation, Inc. 1997 Non-Officer Stock Plan	Previously filed on Form S-8, dated June 8, 1998 (Registration No. 333-56329) and incorporated herein by reference.

10.10(a)	North Fork Bancorporation, Inc. 1998 Stock Compensation Plan, as amended	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000, (Registration No. 333-74713) as Exhibit 10.14(a) and incorporated herein by reference.

10.11(a)	Form of Consulting Agreement, as entered into between North Fork Bancorporation, Inc. and Thomas M. O’Brien, dated December 31, 1999	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000, as Exhibit 10.16(a) and incorporated herein by reference.

10.12(a)	JSB Financial, Inc. 1996 Stock Option Plan	Previously filed by JSB Financial, Inc. on their Proxy Statement dated March 29, 1996, Appendix A (pages 21-33), and incorporated herein by reference.

10.13(a)	Reliance Bancorp, Inc. 1994 Incentive Stock Option Plan	Previously filed by Reliance Bancorp, Inc. on their Proxy Statement dated October 7, 1994 and incorporated herein by reference.

10.14(a)	Reliance Bancorp, Inc. Amended and Restated Incentive Stock Option Plan	Previously filed by Reliance Bancorp, Inc. on Form 10-K for the period ended June 30, 1998 and (Registration No. 333-94381) incorporated herein by reference.

10.15(a)	North Fork Bancorporation, Inc. Amended and Restated Performance Plan	Previously filed on Form 10-K for the year ended December 31, 2000, dated March 27, 2001, as Exhibit 10.18 (a) and incorporated herein by reference.

10.16(a)	North Fork Bancorporation, Inc. Annual Incentive Compensation Plan	Previously filed on Form 10-K for the year ended December 31, 2001, dated March 26, 2002, as Exhibit 10.18 (a) and incorporated herein by reference.

EXHIBIT INDEX (continued)

Exhibit
Number	Description	Method of Filing

10.17 (a)	North Fork Bancorporation, Inc. 401(K) Retirement Savings Plan, as amended	Previously filed on Form S-8, dated September 28, 1992 (Registration No. 33-52504) as amended by Exhibit 4 to the Registrant’s Registration Statement on Form S-8 dated February 2, 1996 (Registration No. 333-00675) and incorporated herein by reference. These filings were also amended by the filing of Form S-8, dated September 20, 2001 (Registration No. 333-69700) and incorporated herein by reference.

10.18(a)	North Fork Bancorporation, Inc. New Employee Stock Compensation	Previously filed on Form S-8, dated June 10, 2002 (Registration No. 333-90134) and incorporated herein by reference.

10.19(a)	North Fork Bancorporation, Inc. Supplemental Executive Retirements Program	Filed herewith.

11	Statement re: Computation of Earnings Per Share	Filed herewith.

12	Statement re: Computation of Earnings to Fixed Charges Ratios	Filed herewith.

13	Pages 12 through 78 of the Company’s 2002 Annual Report to Shareholders that are incorporated herein by reference	Filed herewith.

21	Subsidiaries of Company	Filed herewith.

23	Accountants’ Consent	Filed herewith.

99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(a) Management contract or compensatory plan or arrangement.