Form 10-Q
period 2003-03-31
NORTH FORK BANCORPORATION INC
filed 2003-05-14
CIK 352510

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended: March 31, 2003

NORTH FORK BANCORPORATION, INC.

(Exact name of Company as specified in its charter)

DELAWARE	36-3154608

(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 BROADHOLLOW ROAD, MELVILLE, NEW YORK	11747

(Address of principal executive offices)	(Zip Code)

(631) 844-1004

(Company’s telephone number, including area code)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (X) No (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). (X) Yes (  ) No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF COMMON STOCK	NUMBER OF SHARES OUTSTANDING – 5/12/03

$.01 Par Value	156,657,723

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Certification of the Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
COMPUTATION OF NET INCOME
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     North Fork Bancorporation, Inc. and Subsidiaries

1)	Consolidated Balance Sheets

2)	Consolidated Statements of Income

3)	Consolidated Statements of Cash Flows

4)	Consolidated Statements of Changes in Stockholders’ Equity

5)	Consolidated Statements of Comprehensive Income

6)	Condensed Notes to Consolidated Financial Statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is contained throughout Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated by reference herein.

ITEM 4. CONTROLS AND PROCEDURES

Senior management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, senior management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing date of this Report. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no significant changes made in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation performed by senior management, including the Chief Executive Officer and Chief Financial Officer.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are submitted herewith:

Exhibit #	Description

(11)	Statement Re: Computation of Net Income Per Common and Common Equivalent Share

(99.1)	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.2)	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Current Reports on Form 8-K

We furnished or filed the following Current Reports on Form 8-K during the period from January 1, 2003 to the date of the filing of this Report:

1.	Current Report on Form 8-K, dated January 28, 2003, which includes under Item 9, an announcement that we will be presenting at the Salomon Smith Barney Financial Services Conference in New York City on Wednesday, January 29, 2003. This report has been furnished but not filed pursuant to Regulation FD.

2.	Current Report on Form 8-K, dated January 29, 2003, which includes under Item 5, an announcement that our Board of Directors approved an increase to our previously announced share repurchase program by 5 million shares bringing the total authorized for repurchase to approximately 6 million shares or 4% of our outstanding shares.

3.	Current Report on Form 8-K, dated March 5, 2003, which includes under Item 9, an announcement that we will be presenting at the Keefe, Bruyette & Woods, Inc., Eastern Regional Bank Symposium in Boston on Thursday, March 6, 2003. This report has been furnished but not filed pursuant to Regulation FD.

4.	Current Report on Form 8-K dated April 16, 2003, which includes information being filed pursuant to Item 12 but was filed under Item 9, an announcement of our operating results for the first quarter ended March 31, 2003.

5.	Current Report on Form 8-K, dated April 23, 2003, which includes under Item 9, an announcement that we presented certain financial data and performance trends for the full year 2002 and the most recent quarter ended 2003 at our Annual Meeting of Stockholders on Tuesday, April 22, 2003. This report has been furnished but not filed pursuant to Regulation FD.

Consolidated Balance Sheets (unaudited)

	March 31,	December 31,	March 31,
	2003	2002	2002

(in thousands, except per share amounts)
Assets:
Cash & Due from Banks	$376,355	$396,725	$299,915
Money Market Investments	47,693	27,613	56,896
Securities:
Available-for-Sale ($4,287,274 , $3,639,853 and $1,755,522 pledged at period ends, respectively)	9,509,222	8,555,892	4,926,156
Held-to-Maturity ($113,647, $167,829 and $358,794 pledged at period ends, respectively)	252,364	307,878	602,509

Total Securities	9,761,586	8,863,770	5,528,665

Loans, Net of Unearned Income	11,435,423	11,369,139	10,583,097
Less: Allowance for Loan Losses	115,087	114,995	106,352

Net Loans	11,320,336	11,254,144	10,476,745
Goodwill	410,495	407,132	406,947
Identifiable Intangibles	15,440	16,332	19,188
Premises & Equipment	140,517	132,529	111,050
Accrued Income Receivable	107,549	104,719	94,011
Other Assets	211,929	210,137	163,160

Total Assets	$22,391,900	$21,413,101	$17,156,577

Liabilities and Stockholders’ Equity:
Demand Deposits	$3,359,885	$3,417,534	$2,714,795
Savings Deposits	3,532,326	3,440,573	3,248,736
NOW & Money Market Deposits	3,376,108	3,347,385	2,406,424
Time Deposits	1,932,743	1,949,559	2,231,291
Certificates of Deposit, $100,000 & Over	1,171,386	1,037,479	1,012,848

Total Deposits	13,372,448	13,192,530	11,614,094

Federal Funds Purchased & Securities Sold Under Agreements to Repurchase	4,527,000	3,851,000	1,804,300
Federal Home Loan Bank Advances	1,550,000	1,550,000	1,550,000
Subordinated Debt	499,162	499,140	—
Capital Securities	268,939	268,926	244,370
Due To Brokers	178,076	105,227	23,359
Accrued Expenses & Other Liabilities	464,188	432,225	420,248

Total Liabilities	$20,859,813	$19,899,048	$15,656,371

Stockholders’ Equity:
Preferred Stock, par value $1.00; authorized 10,000,000 shares, unissued	$—	$—	$—
Common stock, par value $0.01; authorized 500,000,000 shares; issued 174,580,778 shares at March 31, 2003	1,746	1,746	1,746
Additional Paid in Capital	375,513	377,311	370,006
Retained Earnings	1,651,882	1,590,594	1,396,387
Accumulated Other Comprehensive Income	30,916	17,991	4,401
Deferred Compensation	(68,307)	(70,562)	(56,343)
Treasury Stock at cost; 17,504,534 shares at March 31, 2003	(459,663)	(403,027)	(215,991)

Total Stockholders’ Equity	1,532,087	1,514,053	1,500,206

Total Liabilities and Stockholders’ Equity	$22,391,900	$21,413,101	$17,156,577

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)

	Three Months Ended

	March 31,	March 31,
	2003	2002

(in thousands, except per share amounts)
Interest Income:
Loans	$196,921	$194,671
Mortgage-Backed Securities	82,228	79,163
Other Securities	13,444	9,076
State & Municipal Obligations	3,789	2,661
Money Market Investments	174	228

Total Interest Income	296,556	285,799

Interest Expense:
Savings, NOW & Money Market Deposits	14,760	14,616
Time Deposits	10,053	19,395
Certificates of Deposit, $100,000 & Over	5,103	7,888
Federal Funds Purchased & Securities Sold Under Agreements to Repurchase	28,658	20,255
Federal Home Loan Bank Advances	18,957	19,648
Subordinated Debt	7,225	—
Capital Securities	2,350	5,140

Total Interest Expense	87,106	86,942

Net Interest Income	209,450	198,857
Provision for Loan Losses	6,250	6,250

Net Interest Income after Provision for Loan Losses	203,200	192,607

Non-Interest Income:
Customer Related Fees & Service Charges	20,166	18,386
Investment Management, Commissions & Trust Fees	3,124	4,750
Mortgage Banking Operations	2,818	1,268
Check Cashing Fees	996	763
Other Operating Income	4,546	2,506
Securities Gains, Net	2,597	1,028

Total Non-Interest Income	34,247	28,701

Non-Interest Expense:
Employee Compensation & Benefits	47,340	40,665
Occupancy & Equipment, Net	15,521	12,912
Other Operating Expenses	16,817	16,703
Amortization of Identifiable Intangibles	892	952

Total Non-Interest Expense	80,570	71,232

Income Before Income Taxes	156,877	150,076
Provision for Income Taxes	53,338	51,776

Net Income	$103,539	$98,300

Earnings Per Share — Basic	$0.67	$0.61
Earnings Per Share — Diluted	0.67	0.61
Cash Dividends	0.27	0.24

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (unaudited)

For the Three Months Ended March 31,	2003	2002

(in thousands)
Cash Flows from Operating Activities:
Net Income	$103,539	$98,300
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	6,250	6,250
Depreciation	3,644	3,250
Amortization	2,916	2,331
Amortization of Identifiable Intangibles	892	952
Amortization of Securities Premiums	23,136	5,049
Accretion of Discounts and Net Deferred Loan Fees	(9,811)	(14,276)
Securities Gains, Net	(2,597)	(1,028)
Other, Net	(83,223)	(89,800)

Net Cash Provided by Operating Activities	44,746	11,028

Cash Flows from Investing Activities:
Purchases of Securities Held-to-Maturity	(14,280)	—
Maturities, Redemptions, Calls and Principal Repayments on Securities Held-to-Maturity	69,408	107,158
Purchases of Securities Available-for-Sale	(2,447,545)	(615,713)
Proceeds from Sales of Securities Available-for-Sale	71,035	39,055
Maturities, Redemptions, Calls and Principal Repayments on Securities Available-for-Sale	1,600,566	712,625
Loans Originated, Net of Principal Repayments and Charge-offs	(188,482)	(247,143)
Proceeds from the Sale of Loans	121,683	62,700
Transfers to Other Real Estate, Net of Sales	—	(15)
Purchases of Premises and Equipment, Net	(11,633)	(3,520)

Net Cash (Used in)/Provided by Investing Activities	(799,248)	55,147

Cash Flows from Financing Activities:
Net Increase in Customer Deposit Liabilities	179,918	310,788
Net Increase/(Decrease) in Federal Funds Purchased & Securities Sold Under Agreements to Repurchase	676,000	(337,882)
Purchase of Treasury Stock	(61,731)	—
Exercise of Options and Common Stock Sold for Cash	2,731	6,050
Cash Dividends Paid	(42,706)	(39,254)

Net Cash Provided by/(Used in) Financing Activities	754,212	(60,298)

Net (Decrease)/Increase in Cash and Cash Equivalents	(290)	5,877
Cash and Cash Equivalents at Beginning of the Period	424,338	350,934

Cash and Cash Equivalents at End of the Period	$424,048	$356,811

Supplemental Disclosures of Cash Flow Information:
Cash Paid/(Received) During the Period for:
Interest Expense	$94,378	$81,253

Income Taxes	569	(56,661)

During the Period the Company Purchased Various Securities which Settled in the Subsequent Period	178,076	23,359

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(Dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Deferred	Treasury
	Stock	Capital	Earnings	Income	Compensation	Stock	Total

Balance, December 31, 2001	$1,746	$364,345	$1,337,564	$10,341	$(42,535)	$(234,453)	$1,437,008
Net Income	—	—	98,300	—	—	—	98,300
Cash Dividends ($.24 per share)	—	—	(39,477)	—	—	—	(39,477)
Issuance of Stock (39,072 shares)	—	549	—	—	—	784	1,333
Restricted Stock Activity, Net	—	6,490	—	—	(13,808)	9,196	1,878
Other Stock Based Compensation Activity, Net	—	(1,378)	—	—	—	8,482	7,104
Accumulated Other Comprehensive Income	—	—	—	(5,940)	—	—	(5,940)

Balance, March 31, 2002	$1,746	$370,006	$1,396,387	$4,401	$(56,343)	$(215,991)	$1,500,206

Balance, December 31, 2002	$1,746	$377,311	$1,590,594	$17,991	$(70,562)	$(403,027)	$1,514,053
Net Income	—	—	103,539	—	—	—	103,539
Cash Dividends ($.27 per share)	—	—	(42,251)	—	—	—	(42,251)
Issuance of Stock (41,630 shares)	—	252	—	—	—	1,144	1,396
Restricted Stock Activity, Net	—	142	—	—	2,255	424	2,821
Other Stock Based Compensation Activity, Net	—	(2,192)	—	—	—	3,527	1,335
Purchases of Treasury Stock (1,877,500 shares)	—	—	—	—	—	(61,731)	(61,731)
Accumulated Other Comprehensive Income	—	—	—	12,925	—	—	12,925

Balance, March 31, 2003	$1,746	$375,513	$1,651,882	$30,916	$(68,307)	$(459,663)	$1,532,087

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (Unaudited)

For the Three Months Ended March 31:	2003	2002

(in thousands)
Net Income	$103,539	$98,300

Other Comprehensive Income:
Unrealized Gains/(Losses) On Securities:
Changes in Unrealized Gains/(Losses) Arising During the Period	17,892	(18,296)
Less: Reclassification Adjustment for Gains Included in Net Income	(2,597)	(1,028)

	15,295	(19,324)

Unrealized Gains On Derivative Instruments:
Changes in Unrealized Gains Arising During the Period	7,380	8,902

	7,380	8,902

Other Comprehensive Income/(Loss), Before Income Taxes	22,675	(10,422)
(Provision)/Benefit for Income Taxes on Items of Other Comprehensive Income	(9,750)	4,482

Net Other Comprehensive Income/(Loss)	12,925	(5,940)

Comprehensive Income	$116,464	$92,360

See Accompanying Notes to Consolidated Financial Statements.

North Fork Bancorporation, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2003 and 2002

     In this quarterly report filed on Form 10-Q, where the context requires, “the Company”, “North Fork”, “we”, “us”, and “our” refer to North Fork Bancorporation, Inc. and its subsidiaries.

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

Company Description

     We are a $22 billion multi-bank holding company headquartered in Melville, New York. We operate 171 branches in the New York Metropolitan area, substantially all of which are branches of North Fork Bank, a New York chartered trust company and our primary subsidiary. At March 31, 2003, North Fork Bank’s assets and revenues constituted in excess of 95% of our consolidated assets and revenue. North Fork Bank provides a variety of banking and financial services to middle market and small business organizations, local government units and retail banking customers in the greater New York Metropolitan area. Our other subsidiaries offer financial services and related products such as asset management, securities brokerage and sales of alternative investment products. Our other banking subsidiary, Superior Savings of New England, N.A., is a nationally chartered bank that focuses on gathering deposits throughout the northeast United States.

     We conduct our business in a dense geographic area in the New York City boroughs of Manhattan, Queens, Brooklyn and the Bronx and the four neighboring New York counties of Nassau, Suffolk, Westchester and Rockland. This geographic area has a population exceeding 11 million people comprising over 4 million households and deposits approaching $400 billion. It is a market where a few multi-national banking organizations control a significant portion of the deposits. This competitively attractive environment provides multiple opportunities to gain market share through internal growth, branch expansion and potential acquisitions.

Basis of Presentation

     Our accounting and reporting policies are in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the financial services industry. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual results could differ from those estimates. In our opinion, all adjustments have been made for a fair presentation of the results of operations in these financial statements. We have no unconsolidated subsidiaries or unconsolidated special purpose entities.

     You should read these consolidated financial statements and related management’s discussion and analysis together with the financial information in our 2002 Annual Report on Form 10-K, previously filed with the SEC. In reviewing and understanding our financial information, you are encouraged to read and understand the significant accounting policies which are used in preparing our consolidated financial statements. These policies are described in Note 1 to the consolidated financial statements which were presented in our 2002 Annual Report. There have not been any significant changes in the factors or methodology used by management to determine our accounting estimates or applied in our critical accounting policies since December 2002 that are material in relation to our financial condition or results of operations. Of these policies, we believe the most critical to be those underlying our accounting for the allowance for loan losses.

     Results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results of operations which may be expected for the full year 2003 or any other interim period.

Recent Accounting Developments

Accounting for Costs Associated with Exit or Disposal Activities

     In 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 had no impact on our consolidated financial statements for the three months ended March 31, 2003.

Guarantor’s Accounting and Disclosure Requirements for Guarantees

     In 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires additional disclosures by a guarantor about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The most significant instruments impacted for us are financial and performance standby letters of credit. The required FIN 45 disclosure has been incorporated into Management’s Discussion and Analysis – “Credit Related Commitments”. The accounting requirements of FIN 45 became effective for us on January 1, 2003 on a prospective basis. The impact of the adoption was not material to our consolidated financial statements.

Accounting for Stock Based Compensation

     In 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 were effective for all financial statements for fiscal years ending after December 15, 2002. We have elected not to adopt the fair value method, and continue to account for stock-based compensation plans using the intrinsic value method, as permitted. Accordingly, compensation expense has not been recognized in the accompanying statements of income for stock-based compensation plans, other than for restricted stock awards. Restricted stock awards are recorded as deferred compensation, a component of stockholders’ equity, at the fair value of these awards at the date of grant and are amortized to compensation expense over the awards’ specified vesting periods. Since we have elected to apply the intrinsic value method, we are required to disclose the pro-forma impact on net income and earnings per share that the fair value-based method would have had, if it was applied rather than the intrinsic value method. Our policy with regards to stock-based compensation has been to grant stock options and restricted stock awards at year end. Since stock options are typically awarded at year end and contain a nominal vesting period, no pro forma compensation expense and its related effect on net income and earnings per share has been reported herein (See Footnote 14 — “Common Stock Plans” in our 2002 annual report for additional disclosure).

Management’s Discussion and Analysis

Financial Summary

Overview

     Selected financial highlights for the three months ended March 31, 2003 and 2002, are set forth in the table below. The succeeding discussion and analysis describes the changes in components of operating results giving rise to net income.

	Three Months Ended

	March 31,	March 31,
(in thousands, except ratios & per share amounts)	2003	2002

Earnings:
Net Income	$103,539	$98,300

Per Share:
Earnings Per Share — Basic	$0.67	$0.61
Earnings Per Share — Diluted	0.67	0.61
Cash Dividends	0.27	0.24
Dividend Payout Ratio	40.96%	40.00%
Book Value	$9.75	$9.16
Average Equivalent Shares — Basic	153,929	160,311
Average Equivalent Shares — Diluted	155,476	162,183

Selected Ratios:
Return on Average Total Assets	1.94%	2.32%
Return on Average Stockholders’ Equity	27.87	26.55
Yield on Interest Earning Assets	6.12	7.40
Cost of Funds	2.15	2.78
Net Interest Margin	4.36	5.19
Core Efficiency Ratio	32.60	30.68

Net Income

Net income in the first quarter of 2003 improved $5.2 million or 5%, to $103.5 million or diluted earnings per share of $.67 as compared to $98.3 million or diluted earnings per share of $.61 for the same period of 2002. Return on average stockholders’ equity and average total assets rose to 27.9% and 1.9%, respectively for the first quarter of 2003 compared to 26.6% and 2.3%, respectively, for the first quarter of 2002.

Net Interest Income

Net interest income is the difference between interest earned on assets and interest incurred on liabilities and constituted 90% of total revenue for the period. Net interest income is affected by the level and composition of assets, liabilities and equity, as well as changes in market interest rates.

Net interest margin is determined by dividing tax equivalent net interest income by average interest-earning assets. The interest rate spread is the difference between the average equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest margin is generally greater than the interest rate spread due to the additional income earned on those assets funded by non-interest-bearing liabilities, primarily demand deposits and stockholders’ equity.

     The following table presents an analysis of net interest income by each major category of interest earning assets and interest-bearing liabilities for the three months ended March 31;

	2003			2002

	Average		Average	Average		Average
(dollars in thousands )	Balance	Interest	Rate	Balance	Interest	Rate

Interest Earning Assets:
Securities (1)	$8,584,874	$105,089	4.96%	$5,392,521	$95,718	7.20%
Loans, net (2)	11,397,521	197,269	7.02	10,487,002	194,983	7.54
Money Market Investments	58,218	254	1.77	57,906	255	1.79

Total Interest Earning Assets (3)	20,040,613	302,612	6.12%	15,937,429	290,956	7.40%

Non Interest Earning Assets:
Cash and Due from Banks	409,424			351,084
Other Assets (1)	1,205,844			859,905

Total Assets	$21,655,881			$17,148,418

Interest Bearing Liabilities:
Savings, NOW & Money Market Deposits	$6,819,813	$14,760	0.88%	$5,399,952	$14,616	1.10%
Time Deposits	3,125,404	15,156	1.97	3,439,750	27,283	3.22

Total Savings and Time Deposits	9,945,217	29,916	1.22%	8,839,702	41,899	1.92%
Federal Funds Purchased & Securities Sold Under Agreements to Repurchase	4,168,852	28,658	2.79	2,040,190	20,255	4.03
Subordinated Debt	499,151	7,225	5.87	—	—	—
Capital Securities	268,928	2,350	3.54	244,367	5,140	8.53
Federal Home Loan Bank Advances	1,550,000	18,957	4.96	1,550,000	19,648	5.14

Total Borrowings	6,486,931	57,190	3.58	3,834,557	45,043	4.76

Total Interest Bearing Liabilities	16,432,148	87,106	2.15	12,674,259	86,942	2.78

Rate Spread			3.97%			4.62%
Non-Interest Bearing Liabilities
Demand Deposits	3,281,234			2,623,465
Other Liabilities	399,779			323,554

Total Liabilities	20,113,161			15,621,278
Stockholders’ Equity	1,542,720			1,527,140

Total Liabilities and Stockholders’ Equity	$21,655,881			$17,148,418

Net Interest Income and Net Interest Margin		215,506	4.36%		204,014	5.19%
Less: Tax Equivalent Adjustment (3)		(6,056)			(5,157)

Net Interest Income		$209,450			$198,857

(1)	For purposes of these computations, unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(2)	For purposes of these computations, non-accrual loans are included in average loans.

(3)	Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investments in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.77, $1.65, $1.55, $1.23, and $1.06 for the three months ended March 31, 2003; and $1.77, $, $1.65, $1.55, $1.24 and $1.03 for the three months ended March 31, 2002.

The following table highlights the relative impact on net interest income brought about by changes in average interest earning assets and interest bearing liabilities as well as changes in average rates on such assets and liabilities. Due to the numerous simultaneous volume and rate changes during the period analyzed, it is not possible to precisely allocate changes to volume or rate. For presentation purposes, changes which are not solely due to changes in volume or rate, have been allocated to these categories based on the respective percentage changes in average volume and average rates as they compare to each other.

	Three Months Ended March 31,
	2003 vs. 2002

	Change in

	Average	Average	Net Interest
(in thousands)	Volume	Rate	Income

Interest Income from Earning Assets:
Securities	$45,297	($35,926)	$9,371
Loans, net (2)	16,278	(13,992)	2,286
Money Market Investments	1	(2)	(1)

Total Interest Income	61,576	(49,920)	11,656

Interest Expense on Liabilities:
Savings, NOW & Money Market Deposits	$3,405	$(3,261)	$144
Time Deposits	(2,391)	(9,736)	(12,127)
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	15,976	(7,573)	8,403
Subordinated Debt	7,225	—	7,225
Capital Securities	472	(3,262)	(2,790)
Federal Home Loan Bank Advances	—	(691)	(691)

Total Interest Expense	24,687	(24,523)	164

Net Change in Net Interest Income	$36,889	($25,397)	$11,492

(1)	The above table is presented on a tax equivalent basis.

(2)	For purposes of these computations, non-accrual loans are included in average loans, net.

The following table summarizes the net interest margin components over the last several quarters. Factors contributing to the net interest margin are outlined in the succeeding discussion and analysis.

	2003	2002

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

Interest Earning Assets:
Securities	4.96%	5.45%	6.10%	6.72%	7.20%
Loans, Net	7.02	7.12	7.26	7.42	7.54
Money Market Investments	1.77	1.96	2.51	2.13	1.79

Total Interest Earning Assets	6.12%	6.42%	6.81%	7.16%	7.40%

Interest Bearing Liabilities:
Total Savings and Time Deposits	1.22%	1.30%	1.51%	1.63%	1.92%
Total Borrowings	3.58	3.89	4.18	4.69	4.76

Total Interest Bearing Liabilities	2.15%	2.29%	2.44%	2.55%	2.78%

Interest Rate Spread	3.97%	4.13%	4.37%	4.61%	4.62%
Net Interest Margin	4.36	4.58	4.87	5.18	5.19

     We believe that the downward trend in net interest margin will continue in the near term at a level consistent with that depicted in the aforementioned table. This downward trend may be mitigated by other factors such as deposit growth and repricing of selected borrowings at lower rates in the future.

     Net interest income rose 5% to $209.5 million in the first quarter of 2003 when compared to $198.9 million in the same period of 2002. Net interest income benefited from a 26% increase in average interest earning assets between the respective quarters, resulting from loan growth and additions to our securities portfolio. This growth in assets was funded with deposits, short-term borrowings and $500 million in subordinated debt issued in the third quarter of 2002. During the same period, we experienced an 83 basis point decline in our net interest margin from 5.19% to 4.36%. The primary factors which contributed to this decline were:

•	The sustained low interest rate environment coupled with the FRB 50 basis point rate cut in November 2002, resulting in interest earning assets prepaying and repricing at historically low rates.

•	Our active capital management strategy that includes asset growth and opportunistic common stock repurchases.

•	Our decision to reduce asset maturities, principally securities, to protect our net interest income and margin from the effects of a rising interest rate environment.

     Interest income in the first quarter of 2003 rose $10.8 million or 4% to $296.6 million when compared to the prior year period. This improvement was achieved through increasing average interest earning assets by $4.1 billion or 25.7% to $20 billion during the same period. However, the full impact of this growth was mitigated as the corresponding yields declined 128 basis points to 6.12% during this same time period.

     Loans averaged $11.4 billion in the current quarter representing an increase of $911 million or 9% when compared to 2002. During this same period, loan yields declined 52 basis points to 7.02% offsetting the positive impact of higher loan balances. Growth has been achieved in all loan categories, except residential mortgages. While residential mortgage origination activity remains strong, substantially all of the volume has been in fixed rate products. To mitigate our exposure to rising interest rates, we continue to sell these fixed rate products into the secondary market. Factors contributing to the overall decline in yield include new originations and refinancing activity occurring at market rates, increased prepayment levels, and adjustable rate loans resetting downward. Our loan-to-deposit ratio of 86% at March 31, 2003 demonstrates that sufficient liquidity exists to fund further loan growth with customer deposits. We anticipate that loan growth for the remainder of 2003 will approximate prior year’s experience.

     Securities averaged $8.6 billion in the current quarter representing an increase of $3.2 billion, or 59% when compared to 2002, while yields declined 224 basis points during this period to 4.96%. The growth in average securities, primarily mortgage backed securities, reflects the execution of our capital management strategy and the investment of subordinated debt proceeds. Portfolio yields and interest income were negatively impacted since these purchases and the reinvestment of portfolio cash flows were at yields significantly below existing portfolio yields. To mitigate extension risk, we have purchased short duration securities that by their nature have lower yields. Additionally, yields and income were impacted by prepayment activity, which has shortened the anticipated life of mortgage backed securities and accelerated premium amortization.

     Average interest bearing liabilities rose 30% or $3.8 billion to $16.4 billion while overall funding costs declined 63 basis points to 2.15%. As a result, interest expense of $87.1 million in the first quarter of 2003 was unchanged compared to the same period of the prior year. Contributing to the decline in overall funding costs has been the sustained growth in lower cost customer deposits especially interest free demand deposits and the benefit provided by the short-term nature of our borrowings.

     Growth in average demand deposits of $658 million or 25% to $3.3 billion during the first quarter of 2003 had a positive impact on our net interest margin. As of March 31, 2003, demand deposits represented 25% of total deposits. Average Savings, NOW and Money Market deposits increased $1.4 billion, or 26% to $6.8 billion during the first quarter of 2003, while the corresponding cost of funds declined 22 basis points to .88%. Customer deposits have historically provided us with a relatively low cost funding source for which our net interest income and margin has benefited. While we have been successful in growing our core deposits, the benefit to our net interest income and margin has been mitigated by the sustained low interest rate environment. However, these deposits have enhanced the value of our franchise and should benefit net interest income and the margin in the eventuality of rising interest rates. Average time deposits declined 9% or $314 million to $3.1 billion, while the related cost of funds declined 125 basis points to 1.97%.

     Average total borrowings rose $ 2.7 billion, or 69%, to $6.5 billion during the first quarter of 2003, while related borrowing costs declined 118 basis points to 3.58%. Our decision to finance the majority of our securities growth with short-term repurchase agreements and Federal Home Loan Bank Advances has favorably impacted net interest income but has compressed the net interest margin. Certain repurchase agreements and advances totaling $1.4 billion had previously been extended and their costs fixed through the use of interest rate swaps, which increased interest expense by $7.6 million and $6.9 million in the first quarter of 2003 and 2002, respectively. However, $850 million of these swaps mature in the latter part of the second quarter of 2003.

     Beginning in the second quarter of 2002, interest rate swaps were used to convert $200 million in capital securities from fixed rates to variable rates indexed to LIBOR. As a result, interest expense in the first quarter of 2003 was lowered by $2.8 million or 499 basis points to 3.54%, compared to 8.53% for the same period of last year.

Provision and Allowance for Loan Losses

     The provision for loan losses remained unchanged during the first quarter of 2003 at $6.3 million when compared to the same period of 2002. Our provisioning levels have remained consistent with loan growth and our provisioning methodology. As of March 31, 2003, the ratio of the allowance for loan losses to non-performing loans was 894% and the allowance for loan losses to total loans was 1.01%. Net charge-offs, as an annualized percentage of average loans, was 22 basis points in the most recent quarter, compared with 14 basis points in the comparable prior year quarter.

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

     The methodology employed for assessing the appropriateness of the allowance consists of the following criteria:

•	Establishment of reserve amounts for all specifically identified criticized loans, including those arising from business combinations and those that have been designated as requiring special attention by our internal loan review program, bank regulatory examinations or our external auditors.

•	An average loss experience factor is applied to smaller balance homogenous types of loans (residential mortgages and consumer loans) not subject to specific review.

•	An allocation to the remaining loans giving effect to historical loss experience, cyclical trends and current economic conditions.

     The initial allocation or specific-allowance methodology commences with loan officers and underwriters grading the quality of their loans on a risk classification scale ranging from 1 - 8. Loans identified from this process as below investment grade are referred to our independent Loan Review Department (“LRD”) for further analysis and identification of those factors that may ultimately affect the full recovery or collectibility of principal and/or interest. These loans are subject to continuous review and monitoring while they remain in the criticized category. Additionally, LRD is responsible for performing periodic reviews of the loan portfolio that are independent from the identification process employed by loan officers and underwriters. Loans that fall into criticized categories are further evaluated for impairment in accordance with the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. The portion of the allowance related to loans that are identified as impaired is based on either discounted cash flows using the loan’s effective interest rate, the fair value of the collateral for collateral dependent loans, or the observable market price of the impaired loan.

     The second allocation or loss experience factor approach applied to smaller balance homogenous loans, residential mortgages and consumer loans, is made by applying the average loss experience factor to the outstanding balances in each loan category.

     The final allocation of the allowance is made by applying a loss experience factor to all loans which have not been specifically reviewed for impairment or which were not analyzed as part of a homogenous portfolio. It gives recognition to our loss experience, as well as that of acquired businesses, business cycle changes and the real estate components of loans.

     Other evidentiary matter used to evaluate the adequacy of the allowance for loan losses are the amount and trend of criticized loans, the results of regulatory examinations, peer group comparisons and economic data associated with the local real estate market.

     Since many loans depend upon the sufficiency of collateral, any adverse trend in the real estate markets could seriously affect underlying values available to protect us from loss.

     Based upon our evaluation process, we consider the allowance for loan losses to be adequate at March 31, 2003.

The following table is a summary of the changes in the allowance for loan losses and reflects net charge-offs by loan type for the three months ended March 31, 2003 and March 31, 2002:

	Three Months Ended

	2003	2002

(dollars in thousands)
Balance at Beginning of Period	$114,995	$103,801
Provision for Loan Losses	6,250	6,250
Net Loan Charge-offs/(Recoveries):
Commercial	3,665	94
Consumer	2,657	2,507
Residential Mortgages	(165)	392
Commercial Mortgages	1	703
Multi-Family Mortgages	—	3
Construction and Land	—	—

Balance at End of Period	$115,087	$106,352

Annualized Net Charge-Offs to Average Loans	0.22%	0.14%

Non-Interest Income

     Non-interest income, exclusive of securities gains, improved by $4 million or 14% to $31.7 million during the most recent quarter when compared to $27.7 million for the same period of 2002. Contributing to this growth was a $1.8 million, or 10% increase in customer related fees and service charges to $20.2 million, due primarily to the continued growth in deposits, expansion of our customer base using fee based services and revisions to fee schedules. Mortgage banking income improved $1.6 million or 122% due to record origination and refinancing activity related to the current interest rate environment. The growth in other operating income of $2.0 million resulted from our investment in certain non-marketable securities, which are carried in other assets.

     These improvements were partially offset by a $1.6 million, or 34% decline in investment management, commissions and trust fees due to a slow down in the sale of alternative investment products, which include mutual funds and annuities. These sales were negatively impacted by the continued apathy of retail investors in financial markets and low market interest rates.

     Net securities gains of $2.6 million during the most recent quarter reflect an increase of $1.6 million when compared to the same period of 2002. Gains recognized during the most recent quarter were derived primarily from the sale of certain corporate debt securities.

     In the later portion of the current quarter we purchased seven additional check cashing locations, bringing to thirteen the total number owned in New York City. The intangible assets associated with these transactions totaled $3.4 million.

Non-Interest Expense

     Non-interest expense, increased $9.3 million or 13% to $80.6 million in the first quarter of 2003 compared to $71.2 million for the first quarter of 2002. The increase was primarily attributable to an additional $6.7 million in employee compensation and benefits and $2.6 million in occupancy and equipment costs. Employee compensation and benefits rose 16% over the comparable prior year period as a result of increases in incentive based compensation linked to deposit growth, annual merit awards, and increased health insurance costs and pension related expenses. Increases in occupancy and equipment expenses are due in large measure to our continued de novo branch expansion strategy and costs associated with implementing new business initiatives.

     Our core efficiency ratio, representing the ratio of non-interest expense, excluding other real estate costs, to net interest income on a tax equivalent basis and non-interest income, excluding securities gains and losses and other non-recurring income, was 32.6% in the 2003 first quarter, as compared to 30.7% for the same period of 2002.

Income Taxes

     Our effective tax rate for the three months ended March 31, 2003 and 2002 was 34% and 34.5%, respectively. We anticipate that the effective tax rate for the full year of 2003 will approximate 34%.

Financial Condition

Loan Portfolio

     Loans, net of unearned income increased 8% to $11.4 billion, for the quarter ended March 31, 2003, compared to $10.6 billion at March 31, 2002. Loan demand has remained strong despite signs of a local economic downturn. We extend loans almost exclusively within our marketplace, which we define as the New York Metropolitan area, and we do not participate in nationally syndicated loan arrangements. Loan growth has come from all portfolio components, with the exception of residential mortgages.

     Mortgage loans are secured by real estate in the New York Metropolitan area. The segments of the real estate portfolio are diversified in terms of risk and repayment sources. The underlying collateral is balanced between multi-family apartment buildings, residential 1-4 family homes and owner occupied/non-owner occupied commercial properties. The risks inherent in these portfolios are dependent on both regional and general economic stability, which affect property values, and our borrowers’ financial well being and creditworthiness.

     We periodically monitor these factors as well as our underwriting standards to ensure that the quality of our loan portfolio and origination pipeline is not jeopardized by unrealistic loan to value ratios or debt service levels. To date, there has been no deterioration in the performance or risk characteristics of our real estate portfolio.

     The following table represents the components of the loan portfolio for the periods indicated:

	March 31,	% of	December 31,	% of	March 31,	% of
(dollars in thousands)	2003	Total	2002	Total	2002	Total

Multi-Family Mortgages	$3,652,430	32%	$3,640,039	32%	$3,469,485	33%
Residential Mortgages	2,418,156	22	2,507,388	22	2,683,180	26
Commercial Mortgages	2,221,014	19	2,194,092	19	1,812,702	17
Commercial	1,856,843	16	1,776,419	16	1,513,766	14
Consumer	1,038,195	9	1,040,490	9	894,079	8
Construction & Land	273,924	2	232,227	2	223,148	2

Total	$11,460,562	100%	$11,390,655	100%	$10,596,360	100%
Less:
Unearned Income	25,139		21,516		13,263

Loans, Net	$11,435,423		$11,369,139		$10,583,097

     Our strategy for originating loans has been to remain selective, emphasizing conservative lending practices and fostering customer deposit relationships. Our success in attracting new customers, while leveraging our existing customer base coupled with the current interest rate environment have all contributed to sustained strong loan demand. Considering the impact of these factors on our origination pipeline, we believe that loan growth for 2003 will approximate the prior year’s experience. Multi-family mortgage growth levels have been tempered by our decision not to compete with more aggressive pricing and/or what appear to be relaxed underwriting standards by competitors. Residential mortgages have declined, despite record origination volumes, as most fixed rate originations have been sold into the secondary market. The commercial and commercial real estate portfolios have benefited from our expanded presence in the New York City market, growth in the equipment and lessor financing areas and the expansion of small business lending initiatives. Consumer loans continue to benefit from initiatives to expand the geographic footprint of our automobile financing activities combined with broadening our automobile dealer network. During the most recent quarter, we sold approximately $20 million in student loans that were acquired in previous acquisitions.

     The risk inherent in the real estate portfolios is minimized by the use of prudent underwriting standards and diversification in the type and location of loan collateral. Multi-family mortgages, collateralized by various types of apartment complexes located in the New York Metropolitan area, are dependent largely on sufficient rental income to cover operating expenses and may be affected by government regulation, such as rent control regulations, which could impact the future cash flows of the property. Most multi-family mortgages do not fully amortize; therefore, the principal outstanding is not significantly reduced prior to contractual maturity. Residential mortgages represent first liens on owner occupied 1-4 family residences located primarily in our market. Commercial mortgages are secured by professional office buildings, retail stores, shopping centers and industrial developments.

     Commercial loans consist primarily of loans to small and medium sized businesses, as well as loans collateralized by security interests in lease finance receivables. The commercial mortgage and commercial loan portfolios do not contain foreign loans to developing countries (“LDC”). Consumer loans are primarily issued to finance new and used automobiles and are originated through a network of automobile dealers. The credit risk in auto lending is dependent on the creditworthiness of the borrower and the value of the collateral. The average consumer loan is generally between $15-$25 thousand with a weighted average life of approximately 60 months. The consumer loan portfolio does not contain higher risk credit card or sub prime loans. Land loans are used to finance the acquisition of vacant land for future residential and commercial development. Construction loans finance the construction and rehabilitation of both residential and multi-family projects, and to a lesser extent, commercial developments. The construction and land development portfolios do not contain any high-risk equity participation loans (“AD&C” loans).

     Real estate underwriting standards include various limits on loan-to-value ratios based on the type of property and consideration of the creditworthiness of the borrower, the location of the real estate, the condition and value of the security property, the quality of the organization managing the property, and the viability of the project including occupancy rates, tenants and lease terms. Additionally, underwriting standards require appraisals, periodic inspections of the properties and ongoing monitoring of operating results.

Related Party Loans

     Loans to related parties include loans to directors and their related companies and our executive officers. We make these loans only in the ordinary course of business and on the same terms as loans to other individuals and businesses of comparable risks. We do not extend loans to these directors and executive officers for the purpose of financing the purchase of our common stock. Related party loans, principally consisting of residential mortgage loans, aggregated $3.5 million at March 31, 2003.

Credit Related Commitments

     We extend traditional off-balance sheet financial products to meet the financing needs of our customers. They include commitments to extend credit and letters of credit. Both commitments and letters of credit are reflected in the consolidated balance sheet when and if they are funded or drawn upon.

     Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually have fixed expiration dates or other termination clauses and may require the payment of a fee. Total commitments outstanding do not necessarily represent our future cash flow requirements as certain commitments will expire without being funded.

     We evaluate each customer’s creditworthiness prior to issuing these commitments and may also require certain collateral upon extension of credit, based on our credit evaluation. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing properties. Fixed rate commitments are subject to interest rate risk based on changes in prevailing rates during the commitment period. We are subject to credit risk in the event that the commitments are drawn upon and the customer is unable to repay its obligation.

     Letters of credit are irrevocable commitments issued at the request of customers. They authorize the beneficiary to draw drafts for payment in accordance with the stated terms and conditions. Letters of credit substitute the bank’s credit worthiness for that of the customer and are issued for a fee commensurate with the risk.

     We typically issue two types of letters of credit: Commercial (documentary) Letters of Credit and Standby Letters of Credit. Commercial Letters of Credit are commonly issued to finance the purchase of goods, and are typically short term in nature. Standby Letters of Credit are issued to back financial or performance obligations of the bank’s customer, and are typically issued for periods of one year or longer. Due to their long-term nature, Standby Letters of Credit require adequate collateral in the form of cash or other liquid assets. In most instances, Standby Letters of Credit expire without being drawn upon. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit facilities to customers.

The following table presents total commitments and letters of credit outstanding at March 31 , 2003:

(in thousands)
Commitments to Extend Credit	$1,639,493
Standby Letters of Credit (1)	123,671
Commercial Letters of Credit	17,656

(1)	Standby Letters of Credit are considered guarantees in accordance with the criteria specified by FIN 45. Accordingly, we issued or modified in the first quarter Standby Letters of Credit with a contract amount of $ 59.9 million, which have been recorded at their estimated fair value of $.5 million and included in other liabilities on the accompanying consolidated balance sheet. The fair value of these instruments is recognized into income over the initial term of the guarantee.

Asset Quality

     Non-performing assets include loans ninety days past due and still accruing, non-accrual loans and other real estate. Other real estate consists of property acquired through foreclosure or deed in lieu of foreclosure. The components of non-performing assets are detailed below:

	March 31,	December 31,	March 31,
(dollars in thousands)	2003	2002	2002

Loans Ninety Days Past Due and Still Accruing	$2,776	$4,438	$5,403
Non-Accrual Loans	10,094	7,778	9,097

Non-Performing Loans	12,870	12,216	14,500
Other Real Estate	295	295	330

Non-Performing Assets	$13,165	$12,511	$14,830

Allowance for Loan Losses to Non-Performing Loans	894%	941%	733%
Allowance for Loan Losses to Total Loans, net	1.01	1.01	1.00
Non-Performing Loans to Total Loans, net	.11	.11	.14
Non-Performing Assets to Total Assets	.06	.06	.09

Future levels of non-performing assets will be influenced by economic conditions, including the impact of those conditions on our customers, interest rates and other internal and external factors existing at the time.

The following table represents the components of non-performing loans:

	March 31,	December 31,	March 31,
(in thousands)	2003	2002	2002

Commercial	$5,603	$2,958	$4,134
Residential Mortgages	4,055	3,794	3,151
Consumer	2,472	4,723	4,180
Commercial Mortgages	634	637	3,006
Multi-Family Mortgages	106	104	29
Construction and Land	—	—	—

Total Non-Performing Loans	$12,870	$12,216	$14,500

     At March 31, 2003, there were no commitments to lend additional funds to borrowers whose loans are non-performing. Additionally, there were no restructured accruing loans outstanding during the periods presented above.

Securities Portfolio

     The amortized cost and estimated fair values of available-for-sale and held-to-maturity securities were as follows:

	March 31, 2003		December 31, 2002		March 31, 2002

Available-for-Sale	Amortized	Fair	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value	Cost	Value

CMO Agency Issuances	$4,990,814	$5,076,100	$4,028,157	$4,053,710	$680,133	$687,604
CMO Private Issuances	2,406,016	2,379,669	2,762,794	2,788,739	2,732,160	2,760,796
Agency Pass-Through Certificates	652,134	670,765	485,240	503,205	658,759	663,721
State & Municipal Obligations	407,814	413,702	376,420	383,290	202,689	202,295
Equity Securities (1)	317,616	318,830	257,898	259,092	207,718	207,251
U.S. Government Agencies’ Obligations	80,460	80,487	32,122	32,539	33,303	33,505
U.S. Treasury Securities	35,975	35,930	34,927	35,005	14,988	14,988
Other Securities	532,973	533,739	508,209	500,312	373,254	355,996

Total Available-for-Sale	$9,423,802	$9,509,222	$8,485,767	$8,555,892	$4,903,004	$4,926,156

(1)	Amortized cost and fair value includes $200 million, $174.3 million and $145.3 million at March 31, 2003, December 31, 2002 and March 31, 2002, respectively in Federal Home Loan Bank Stock.

	March 31, 2003		December 31, 2002		March 31, 2002

Held-to-Maturity	Amortized	Fair	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value	Cost	Value

Agency Pass-Through Certificates	$107,964	$112,502	$132,205	$138,026	$198,475	$199,809
CMO Private Issuances	69,949	71,302	113,501	114,356	325,761	327,619
State & Municipal Obligations	64,921	68,647	52,196	54,931	65,370	66,398
Other Securities	9,530	9,530	9,976	9,976	12,903	12,894

Total Held-to-Maturity	$252,364	$261,981	$307,878	$317,289	$602,509	$606,720

     Securities growth, primarily mortgage-backed securities (“MBS”), resulted from our decision to leverage a portion of our excess capital (See “Management’s Discussion and Analysis — Net Interest Income” for additional information). MBS’s represent securities guaranteed by FHLMC, GNMA or FNMA and collateralized mortgage-backed obligations (“CMO’s”) backed by government agency securities or whole loans. CMO’s, by virtue of the underlying collateral or structure, are AAA rated and conservative current pay sequentials or PAC structures. These securities represent 85% of the total securities portfolio and provide continuous sources of cash flow that are impacted by changes in interest rates.

     Our strategy for managing the MBS portfolio is to maintain a short weighted average life and duration. This short average life provides us with significant cash flow to proactively manage as market conditions change. Cash flows may be reinvested in securities at current market rates, utilized to pay off short term borrowings, and/or fund future loan growth. The weighted average life and duration of the MBS portfolio was 2.5 and 2.2 years, respectively, at March 31, 2003.

     MBS yields are impacted by changes in interest rates and related prepayment activity. Given our current portfolio composition, in a rising interest rate environment, related prepayment activity should decrease, extending weighted average lives of the related securities. Accordingly, we would be required to amortize net premiums into income over a longer period of time, thereby increasing MBS yields and net interest income. Conversely, the opposite would occur in a declining interest rate environment. At March 31, 2003, net premiums represented approximately 1% of the outstanding balance of CMO’s.

     Equity securities maintained in the available-for-sale portfolio were comprised principally of Federal Home Loan Bank common stock, and common and preferred stock of certain publicly traded companies. Other securities maintained in the available-for-sale portfolio consist of capital securities (trust preferred securities) of certain financial institutions and corporate bonds.

     We maintain a Bank Owned Life Insurance trust (commonly referred to as BOLI). We formed the BOLI trust to offset future employee benefit costs and to provide additional benefits due to its tax-exempt nature. Only officer level employees who have consented have been insured under the program. Approximately $203.1 million in assets support the program and are principally included in the available-for-sale portfolio. The BOLI’s impact on net income has not been significant.

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

     At March 31, 2003, securities carried at $5.3 billion were pledged to secure securities sold under agreements to repurchase, other borrowings, and for other purposes as required by law. Securities pledged for which the collateral may be sold or repledged by the secured parties approximated $4.4 billion, while securities pledged for which the secured parties may not sell or repledge approximated $.9 billion at March 31, 2003.

Derivative Financial Instruments

     Our use of derivative financial instruments creates exposure to credit risk. This credit exposure relates to losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this exposure to non-performance, we deal only with counterparties of good credit standing and establish counterparty credit limits. In connection with our interest rate risk management process, we periodically enter into interest rate derivative contracts. These derivative interest rate contracts include interest rate swaps, caps, and floors, which are used to modify the repricing characteristics of specific assets and liabilities.

The following table details the interest rate swaps outstanding as of March 31, 2003:

		Fixed	Variable
(dollars in thousands)	Notional	Interest Rate	Interest Rate
Maturity	Amount	Range	Range

Pay Fixed Swaps:
2003	$850,000	2.65%-4.88%	1.26%-1.35%
2004	400,000	3.59-5.23	1.34-1.35
2005	100,000	4.24-4.26	1.34
2008	75,000	6.14%	1.35%

	$1,425,000

	Notional	Fixed	Variable
Maturity	Amount	Interest Rate	Interest Rate

Pay Fixed Swaps:
2026	$100,000	8.70%	1.26%
2027	100,000	8.00	1.26

	$200,000

     At March 31, 2003, $1.4 billion in pay fixed swaps, designated as cash flow hedges were outstanding. These agreements changed the repricing characteristics of certain borrowings, requiring us to make periodic fixed rate payments, and receive periodic variable rate payments indexed to the three month LIBOR rate based on a common notional amount and maturity date. These swaps have original maturities of up to 10 years and, as of March 31, 2003, had an unrealized loss of $31.2 million and were reflected as a component of other liabilities (the net of tax balance of $17.8 million was reflected as a component of other comprehensive income). These swaps increased interest expense by $7.6 million and $6.9 million in the first quarter of 2003 and 2002, respectively. The pay fixed swaps of $850 million identified as maturing during 2003, all mature during the latter part of the second quarter.

     In the second quarter of 2002, we entered into $200 million in pay floating swaps designated as fair value hedges. These swaps changed the repricing characteristics from fixed to variable of a comparable amount of capital securities. The swaps contain imbedded call options held by the counterparty and are exercisable in approximately five years, which are identical to the call provisions contained in the capital securities. At March 31, 2003, the fair value adjustment on these agreements was $24.5 million and is reflected as a component of other assets. Also at March 31, 2003, capital securities reflected a corresponding $24.5 million fair value adjustment, increasing the reported amount from $244.4 million to $268.9 million. Interest expense was reduced by $2.8 million in the current quarter.

Deposits

     Our most significant funding source continues to be customer deposits gathered through our branch network. At March 31, 2003, total deposits increased $1.8 billion or 15% to $13.4 billion when compared to the same period of 2002. Our primary goal has been expansion of our branch network primarily in the borough of Manhattan, where growth has outpaced all other regions. We have also identified certain strategic locations within our existing footprint for expansion. Manhattan deposits comprised 19% of total deposits and accounted for 43% of deposit growth over the 12 month period ended March 31, 2003. The following table presents the composition of total deposits, and highlights Manhattan activity, for the periods ended,

(in thousands)
	March 31,	December 31,	March 31,
	2003	2002	2002

Manhattan Deposits:
Demand Deposits	$705,742	$703,290	$499,846
Interest Bearing Deposits	1,783,522	1,725,925	1,232,234

Total Deposits	2,489,264	2,429,215	1,732,080
All Other Locations:
Demand Deposits	$2,654,143	$2,714,244	$2,214,949
Interest Bearing Deposits	8,229,041	8,049,071	7,667,065

Total Deposits	$10,883,184	$10,763,315	$9,882,014
Total Deposits:
Demand Deposits	$3,359,885	$3,417,534	$2,714,795
Interest Bearing Deposits	10,012,563	9,774,996	8,899,299

Total Deposits	$13,372,448	$13,192,530	$11,614,094

     Commercial demand deposit balances of $2.2 billion represent 64% of total demand deposits at March 31, 2003, as compared to $1.7 billion representing 62% of total demand deposits at March 31, 2002. Demand deposit activity on a linked quarter basis reflects the seasonality of commercial balances that tend to be higher at calendar year-end.

     Additional factors contributing to the overall growth in deposits has been the introduction of new cash management products and an emphasis on developing deposit relationships with borrowers. The use of incentive compensation plans and the maturity of previously acquired branches also contributed to this growth.

     At March 31, 2003, we had 171 branch locations. We plan to open an additional eight branches in 2003, including three in New Jersey. We believe that deposits should continue to grow in 2003 with the addition of these new branches and the maturation of existing branches.

Asset/Liability Management

     The net interest margin is directly affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of assets and liabilities, and the credit quality of the loan portfolio. Our asset/liability objective is to maintain a strong net interest margin, to utilize our capital effectively without taking undue risks, and to maintain adequate liquidity.

     The risk assessment program includes a coordinated approach to the management of liquidity, capital, and interest rate risk. This process is governed by policies and limits established by senior management, which are reviewed at least annually by the Board of Directors. The Asset/Liability Committee of the Board of Directors (“ALCO”) provides guidance for asset/liability activities. ALCO periodically evaluates the impact of changes in market interest rates on interest earning assets and interest bearing liabilities, net interest margin, capital and liquidity, and evaluates management’s strategic plan. The balance sheet structure is primarily short-term with most assets and liabilities repricing or maturing in less than five years. We monitor the sensitivity of net interest income by utilizing a dynamic simulation model complemented by a traditional gap analysis.

     The simulation model measures the volatility of net interest income to changes in market interest rates. Simulation modeling involves a degree of estimation based on certain assumptions that we believe to be reasonable. Factors considered include contractual maturities, prepayments, repricing characteristics, deposit retention and the relative sensitivity of assets and liabilities to changes in market interest rates and cash flows from derivative instruments.

     The Board has established certain policy limits for the potential volatility of net interest income, as projected by the simulation model. Volatility is measured from a base case where rates are assumed to be flat and is expressed as the percentage change, from the base case, in net interest income over a 12-month period. As of March 31, 2003 we were operating within the policy limits.

     The simulation model is kept static with respect to the composition of the balance sheet and, therefore does not reflect our ability to proactively manage in changing market conditions. We may choose to extend or shorten the maturities of our funding sources and redirect cash flows into assets with shorter or longer durations. We may also use certain derivative instruments to reduce the repricing mismatches of our assets and liabilities, including interest rate swaps, interest rate caps/floors, and interest rate collars.

     The assumptions used are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of interest rate changes, changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, prepayments, and any actions, which we may take to counter such changes.

     The following table reflects the estimated change in net interest income based on a gradual increase and decrease in interest rates over a twelve month period from the dates presented:

		Changes in Net Interest Income

(dollars in millions)	March 31, 2003		December 31, 2002

Change in Interest Rates	$ Change	% Change	$ Change	% Change

+ 200 Basis Points	$18.9	2.22%	$6.1	.71%
+ 100 Basis Points	16.4	1.92	4.1	.48
- 100 Basis Points	(5.3)	(.62)	(1.9)	(.22)

Liquidity Risk Management

     The objective of liquidity risk management is to ensure the ability of North Fork and its subsidiaries to meet their financial obligations and capitalize on new business opportunities. These obligations include the payment of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature and the ability to fund new and existing loans and investments as opportunities arise.

     The principal source of funds for us is dividends from North Fork Bank. There are various legal and regulatory limitations under applicable federal and state banking law on the extent to which banking subsidiaries can finance or otherwise supply funds to their holding companies. At March 31, 2003, total dividend capability from our banking subsidiaries was $713 million. North Fork Bank with its current balance sheet structure, had the ability to dividend approximately $400 million, while still meeting the criteria for designation as a well-capitalized institution under existing capital guidelines. Additional sources of liquidity include borrowings, the sale of available-for-sale securities, and funds available through the capital markets.

     Customer deposits are the primary source of liquidity for our banking subsidiaries. Other sources of liquidity for our banking subsidiaries include loan and security principal repayments and maturities, lines-of-credit with other financial institutions, the ability to borrow under repurchase agreements, Federal Home Loan Bank (“FHLB”) advances utilizing unpledged mortgage backed securities and certain mortgage loans, the sale of available-for-sale securities and the securitization or sale of loans.

     Our banking subsidiaries currently have the ability to borrow an additional $6.1 billion on a secured basis, utilizing mortgage related loans and securities as collateral. At March 31, 2003, our banking subsidiaries had $4 billion in advances and short-term repurchase agreements outstanding with the FHLB.

     Our bank subsidiaries also have arrangements with various correspondent banks providing short-term credit for regulatory liquidity requirements. These lines of credit aggregated $1.1 billion at March 31, 2003.

     We continually monitor our liquidity position as well as the liquidity positions of our banking subsidiaries and believe that sufficient liquidity exists to meet all of our operating requirements.

Capital

     We are subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and certain off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets (“Total Risk Adjusted Capital”) of 8%, including Tier 1 capital to total risk weighted assets (“Tier 1 Capital”) of 4% and a Tier 1 capital to average total assets (“Leverage Ratio”) of at least 4%. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our consolidated financial statements.

     The regulatory agencies recently adopted amendments to their risk-based capital regulations to provide for the consideration of interest rate risk in the agencies’ determination of a banking institution’s capital adequacy. The amendments require institutions to effectively measure and monitor their interest rate risk and to maintain capital adequate for that risk.

     As of March 31, 2003, the most recent notification from the various regulators categorized us as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a Total Risk Adjusted Capital ratio of at least 10%, a Tier 1 Capital Ratio of at least 6%, a Leverage Ratio of at least 5%, and not be subject to any written order, agreement or directive. There are no conditions or events since such notifications that management believes have changed this classification.

     The following table sets forth our risk-weighted capital at March 31, 2003 and 2002:

	March 31, 2003		March 31, 2002

(dollars in thousands )	Amount	Ratio	Amount	Ratio

Tier 1 Capital	$1,319,631	10.94%	$1,313,774	13.51%
Regulatory Requirement	482,523	4.00	389,020	4.00

Excess	$837,108	6.94%	$924,754	9.51%

Total Risk Adjusted Capital	$1,934,426	16.04%	$1,420,126	14.60%
Regulatory Requirement	965,045	8.00	778,039	8.00

Excess	$969,381	8.04%	$642,087	6.60%

Risk Weighted Assets	$12,063,065		$9,725,488

     Our Leverage Ratio at March 31, 2003 was 6.22%. North Fork Bank’s Tier 1, Total Risk Based and Leverage Ratios were 12.39%, 13.37%, and 6.97%, respectively, at March 31, 2003. Superior’s Tier 1, Total Risk Based and Leverage Ratios were 15.24%, 15.67%, and 7.52%, respectively, at March 31, 2003.

     Federal Reserve Board policy provides that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality and overall financial condition. In addition, among other things, dividends from a New York-chartered bank, such as North Fork Bank, are limited to the bank’s net profits for the current year plus its prior two years’ retained net profits.

     Under federal law, a depository institution is prohibited from paying a dividend if the depository institution would thereafter be “undercapitalized” as determined by the federal bank regulatory agencies. The relevant federal regulatory agencies and the state regulatory agency, the Banking Department, also have the authority to prohibit a bank or bank holding company from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business.

     On March 25, 2003, the Board of Directors declared its regular quarterly dividend of $ .27 per common share. The dividend will be payable May 15, 2003, to shareholders of record at the close of business on April 25, 2003.

     On January 28, 2003, the Board of Directors approved a 5 million share increase to its previously announced share repurchase program. This approval brought the remaining shares authorized for repurchase to approximately 6.7 million, or 4% of the common shares presently outstanding. During the first quarter of 2003, we purchased 1.9 million shares at an average cost of $32.88 per share. Repurchases may be made in the open market or through privately negotiated transactions.

Sarbanes-Oxley Act of 2002

     On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law. The Act imposes new significant responsibilities on publicly held companies, particularly in the area of corporate governance. We have carefully reviewed the Act, and are monitoring and responding to the various implementing regulations that have been issued, and continue to be issued, by the Securities and Exchange Commission and The New York Stock Exchange. We have already instituted procedures to address some of the Act’s specific concerns and will continue to adapt our governance structure to the mandates of the law as interpreted by the regulatory authorities in upcoming periods. We have always emphasized best practices in corporate governance as the most effective way of assuring stockholders that their investment is properly managed and their interests remain paramount.

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

Date: May 14, 2003	/s/ Daniel M. Healy

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

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

	By:	/s/ Daniel M. Healy

Daniel M. Healy Executive Vice President and Chief Financial Officer