Form 10-Q
period 2003-06-30
NORTH FORK BANCORPORATION INC
filed 2003-08-14
CIK 352510

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended:                     June 30, 2003

NORTH FORK BANCORPORATION, INC.
____________________________________________

(Exact name of Company as specified in its charter)

DELAWARE	36-3154608

(State or other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

275 BROADHOLLOW ROAD, MELVILLE, NEW YORK	11747

(Address of principal executive offices)	(Zip Code)

(631) 844-1004
(Company’s telephone number, including area code)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:                    (X) Yes ( ) No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). (X)Yes ( ) No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF COMMON STOCK	NUMBER OF SHARES OUTSTANDING — 08/08/03

$.01 Par Value	152,172,971

North Fork Bancorporation, Inc.

Form 10-Q

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,	June 30,
(in thousands, except per share amounts)	2003	2002	2002

Assets:
Cash & Due from Banks	$406,694	$396,725	$377,870
Money Market Investments	63,799	27,613	19,990
Due from Brokers	464,351	—	—
Securities Held-for-Sale	613,628	—	—
Securities:
Available-for-Sale ($2,882,841 , $3,639,853 and $2,783,564 pledged at June 30, 2003, December 31, 2002 and June 30, 2002, respectively)	8,100,465	8,555,892	6,562,072
Held-to-Maturity ($82,445, $167,829 and $344,094 pledged at June 30, 2003, December 31, 2002 and June 30, 2002, respectively)	221,378	307,878	522,296

Total Securities	8,321,843	8,863,770	7,084,368

Loans, Net of Unearned Income	11,897,433	11,369,139	11,041,392
Less: Allowance for Loan Losses	117,753	114,995	109,998

Net Loans	11,779,680	11,254,144	10,931,394

Goodwill	410,495	407,132	406,762
Identifiable Intangibles	14,548	16,332	18,236
Premises & Equipment	143,374	132,529	118,205
Accrued Income Receivable	101,972	104,719	100,710
Other Assets	211,017	210,137	154,009

Total Assets	$22,531,401	$21,413,101	$19,211,544

Liabilities and Stockholders’ Equity:
Demand Deposits	$3,746,741	$3,417,534	$3,026,061
Savings Deposits	3,665,580	3,440,573	3,316,204
NOW & Money Market Deposits	3,960,731	3,347,385	2,817,384
Time Deposits	1,922,407	1,949,559	2,094,068
Certificates of Deposit, $100,000 & Over	1,176,835	1,037,479	978,497

Total Deposits	14,472,294	13,192,530	12,232,214

Federal Funds Purchased & Securities Sold Under Agreements to Repurchase	3,291,500	3,851,000	3,025,200
Federal Home Loan Bank Advances	1,850,000	1,550,000	1,550,000
Subordinated Debt	493,790	499,140	—
Capital Securities	273,288	268,926	252,374

Total Borrowings	5,908,578	6,169,066	4,827,574

Due To Brokers	188,063	105,227	140,791
Accrued Expenses & Other Liabilities	390,365	432,225	404,106

Total Liabilities	$20,959,300	$19,899,048	$17,604,685

Stockholders’ Equity:
Preferred Stock, par value $1.00; authorized 10,000,000 shares, Unissued	$—	$—	$—
Common Stock, par value $.01; authorized 500,000,000 shares; issued 174,580,778 shares at June 30, 2003	1,746	1,746	1,746
Additional Paid in Capital	373,851	377,311	371,342
Retained Earnings	1,705,789	1,590,594	1,459,840
Accumulated Other Comprehensive Income	42,019	17,991	43,204
Deferred Compensation	(65,795)	(70,562)	(55,961)
Treasury Stock at Cost; 18,245,332 shares at June 30, 2003	(485,509)	(403,027)	(213,312)

Total Stockholders’ Equity	$1,572,101	$1,514,053	$1,606,859

Total Liabilities and Stockholders’ Equity	$22,531,401	$21,413,101	$19,211,544

See accompanying notes to consolidated financial statements

Consolidated Statements of Income (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in thousands, except per share amounts)	2003	2002	2003	2002

Interest Income:
Loans	$195,826	$199,918	$392,747	$394,589
Mortgage-Backed Securities	70,355	81,456	152,583	160,619
Other Securities	11,386	8,499	24,395	17,105
State & Municipal Obligations	3,990	2,789	7,779	5,450
U.S. Treasury & Government Agency Securities	685	324	1,120	794
Money Market Investments	95	173	269	401

Total Interest Income	282,337	293,159	578,893	578,958

Interest Expense:
Savings, NOW & Money Market Deposits	14,476	16,068	29,236	30,684
Time Deposits	9,419	14,726	19,472	34,121
Certificates of Deposit, $100,000 & Over	4,801	6,334	9,904	14,222
Federal Funds Purchased & Securities Sold Under Agreements to Repurchase	27,640	21,433	56,299	41,688
Federal Home Loan Bank Advances	16,719	19,488	35,675	39,136
Subordinated Debt	7,120	—	14,345	—
Capital Securities	2,290	4,689	4,640	9,829

Total Interest Expense	82,465	82,738	169,571	169,680

Net Interest Income	199,872	210,421	409,322	409,278
Provision for Loan Losses	6,500	6,250	12,750	12,500

Net Interest Income after Provision for Loan Losses	193,372	204,171	396,572	396,778

Non-Interest Income:
Customer Related Fees & Service Charges	20,460	18,918	40,626	37,304
Investment Management, Commissions & Trust Fees	3,892	4,844	7,016	9,594
Mortgage Banking Fees	3,199	1,361	6,017	2,629
Check Cashing Fees	1,265	713	2,261	1,476
Other Operating Income	3,964	3,519	8,510	6,025
Gain on Sale of Facilities	10,980	—	10,980	—
Securities Gains	3,699	353	6,296	1,381

Total Non-Interest Income	47,459	29,708	81,706	58,409

Non-Interest Expense:
Employee Compensation & Benefits	49,075	43,148	96,415	83,813
Occupancy & Equipment, net	16,389	13,968	31,910	26,880
Other Operating Expenses	16,894	16,343	33,711	33,046
Amortization of Identifiable Intangibles	892	952	1,784	1,904
Debt Restructuring Costs	11,955	—	11,955	—

Total Non-Interest Expense	95,205	74,411	175,775	145,643

Income Before Income Taxes	145,626	159,468	302,503	309,544
Provision for Income Taxes	49,513	55,017	102,851	106,793

Net Income	$96,113	$104,451	$199,652	$202,751

Earnings Per Share — Basic	$.63	$.65	$1.30	$1.26
Earnings Per Share — Diluted	.62	.64	1.29	1.25

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)

(in thousands)
For the Six Months Ended June 30,	2003	2002

Cash Flows from Operating Activities:
Net Income	$199,652	$202,751
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	12,750	12,500
Depreciation	7,350	6,551
Amortization of Deferred Compensation	4,966	4,296
Amortization of Identifiable Intangibles	1,784	1,904
Amortization of Premiums	52,544	9,945
Accretion of Discounts and Net Deferred Loan Fees	(15,640)	(25,708)
Securities Gains, Net	(6,296)	(1,381)
Gain on Sale of Facilities	(10,980)	—
Debt Restructuring Costs	11,955	—
Purchases of Trading Assets	(24,895)	(16,685)
Sales of Trading Assets	25,362	18,091
Other, Net	51,248	65,986

Net Cash Provided by Operating Activities	309,800	278,250

Cash Flows from Investing Activities:
Purchases of Securities Held-to-Maturity	(29,348)	(51)
Maturities, Redemptions, Calls and Principal Repayments on Securities Held-to-Maturity	115,035	187,201
Purchases of Securities Available-for-Sale	(4,415,437)	(2,849,113)
Proceeds from Sales of Securities Available-for-Sale (1)	1,231,757	85,862
Maturities, Redemptions, Calls and Principal Repayments on Securities Available-for-Sale	3,624,486	1,257,648
Loans Originated, Net of Principal Repayments and Charge-offs	(729,870)	(765,410)
Proceeds from the Sale of Loans	200,721	124,802
Transfers to Other Real Estate, Net of Sales	—	(77)
Purchases of Premises and Equipment, Net	(20,042)	(13,977)

Net Cash Used in Investing Activities	(22,698)	(1,973,115)

Cash Flows from Financing Activities:
Net Increase in Customer Deposits Liabilities	1,279,764	928,908
Net (Decrease)/Increase in Borrowings	(271,455)	883,018
Purchase of Treasury Stock	(91,952)	—
Exercise of Options and Common Stock Sold for Cash	5,786	8,444
Cash Dividends Paid	(85,111)	(78,579)

Net Cash Provided by Financing Activities	837,032	1,741,791

Net Increase in Cash and Cash Equivalents	1,124,134	46,926
Cash and Cash Equivalents at Beginning of the Period	424,338	350,934

Cash and Cash Equivalents at End of the Period (1)	$1,548,472	$397,860

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest Expense	$174,266	$167,185

Income Taxes	$112,160	$23,225

During the Period the Company Purchased Various Securities which Settled in the Subsequent Period	$188,063	$140,791

(1)	Includes securities held-for-sale and amounts due from brokers in the accompanying balance sheet.

See accompanying notes to consolidated financial statements

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Deferred	Treasury
(dollars in thousands, except per share amounts)	Stock	Capital	Earnings	Income	Compensation	Stock	Total

Balance, December 31, 2001	$1,746	$364,345	$1,337,564	$10,341	$(42,535)	$(234,453)	$1,437,008
Net Income	—	—	202,751	—	—	—	202,751
Cash Dividends ($.49 per share)	—	—	(80,475)	—	—	—	(80,475)
Issuance of Stock (72,092 shares)	—	1,209	—	—	—	1,446	2,655
Restricted Stock Activity, net	—	7,470	—	—	(13,426)	9,839	3,883
Stock Based Compensation Activity, net	—	(1,682)	—	—	—	9,856	8,174
Other Comprehensive Income	—	—	—	32,863	—	—	32,863

Balance, June 30, 2002	$1,746	$371,342	$1,459,840	$43,204	$(55,961)	$(213,312)	$1,606,859

Balance, December 31, 2002	$1,746	$377,311	$1,590,594	$17,991	$(70,562)	$(403,027)	$1,514,053
Net Income	—	—	199,652	—	—	—	199,652
Cash Dividends ($.54 per share)	—	—	(84,457)	—	—	—	(84,457)
Issuance of Stock (84,813 shares)	—	545	—	—	—	2,285	2,830
Restricted Stock Activity, net	—	162	—	—	4,767	62	4,991
Stock Based Compensation Activity, net	—	(4,167)	—	—	—	7,123	2,956
Purchases of Treasury Stock (2,796,000 shares)	—	—	—	—	—	(91,952)	(91,952)
Other Comprehensive Income	—	—	—	24,028	—	—	24,028

Balance, June 30, 2003	$1,746	$373,851	$1,705,789	$42,019	$(65,795)	$(485,509)	$1,572,101

See accompanying notes to consolidated financial statements

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in thousands)	2003	2002	2003	2002

Net Income	$96,113	$104,451	$199,652	$202,751
Other Comprehensive Income:
Unrealized Gains On Securities:
Changes in Unrealized Gains Arising During the Period	12,658	82,119	30,550	63,823
Less: Reclassification Adjustment for Gains Included in Net Income	(3,699)	(353)	(6,296)	(1,381)

	8,959	81,766	24,254	62,442

Unrealized Gains/(Losses) On Derivative Instruments:
Changes in Unrealized Gains/(Losses) Arising During the Period	3,880	(13,691)	11,260	(4,789)
Plus: Reclassification Adjustment for Losses Included in Net Income	6,640	—	6,640	—

	10,520	(13,691)	17,900	(4,789)

Other Comprehensive Income, Before Income Taxes	$19,479	$68,075	$42,154	$57,653
Provision for Income Taxes on Items of Other Comprehensive Income	(8,376)	(29,272)	(18,126)	(24,790)

Net Other Comprehensive Income	11,103	38,803	24,028	32,863

Comprehensive Income	$107,216	$143,254	$223,680	$235,614

See accompanying notes to consolidated financial statements

North Fork Bancorporation, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2003 and 2002

     In this quarterly report filed on Form 10-Q, where the context requires, “the Company”, “North Fork”, “we”, “us”, and “our” refer to North Fork Bancorporation, Inc. and its subsidiaries.

Basis of Presentation

     Our accounting and reporting policies are in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual results could differ from those estimates. In our opinion, all adjustments have been made for a fair presentation of the results of operations in these financial statements. We have no unconsolidated subsidiaries or unconsolidated special purpose entities.

     You should read these consolidated financial statements and related management’s discussion and analysis together with the financial information in our 2002 Annual Report on Form 10-K, previously filed with the SEC. In reviewing and understanding our financial information, you are encouraged to read the significant accounting policies (See Note 1 — Summary of Significant Accounting Policies of our 2002 Annual Report) which are used in preparing our consolidated financial statements. There have not been any significant changes in the factors or methodology used in determining our accounting estimates or applied in our critical accounting policies since December 2002 that are material in relation to our financial condition or results of operations. Of these policies, we believe the most critical is the accounting for the allowance for loan losses.

     Results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results of operations which may be expected for the full year 2003 or any future interim period.

Recent Accounting Developments

Accounting for Costs Associated with Exit or Disposal Activities

     On January 1, 2003, we adopted the accounting provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and be measured at fair value. Previous guidance required the recognition of such costs be at the date of management’s commitment to an exit plan. SFAS 146 was effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 had no impact on our financial statements.

Guarantor’s Accounting and Disclosure Requirements for Guarantees

     On January 1, 2003, we adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires additional disclosures by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The most significant instruments impacted for us are financial and performance standby letters of credit. The required disclosure has been incorporated into Management’s Discussion and Analysis - “Credit Related Commitments”. The adoption of FIN 45 was not material to our financial statements.

Consolidation of Variable Interest Entities

     In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 changes the method of determining whether certain entities, including securitization entities, should be included in our financial statements. An entity is subject to FIN 46 and is called a variable interest entity (“VIE”) if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both.

     The provisions of FIN 46 were effective immediately for VIE’s created after January 31, 2003. For VIE’s in which a public enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 is applicable beginning July 1, 2003. In its current form, FIN 46 may require bank holding companies, such as North Fork, that have used controlled business trusts to raise financing by issuing trust preferred securities (Capital Securities) to deconsolidate their investments in those trusts and to exclude the trust preferred securities from their financial statements. It is currently unknown if, or when, the FASB will address this issue.

     Deconsolidation would result in the re-characterization of the liability currently reflected as “Capital Securities” in the consolidated balance sheets as a liability to the trusts that have issued the securities. There would be no change in the carrying amount of the liability. However, in July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities (Capital Securities) in Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of June 30, 2003, assuming we were not allowed to include the Capital Securities issued by North Fork Capital Trust I, North Fork Capital Trust II, and Reliance Capital Trust I in Tier I capital, we would still exceed the regulatory threshold for capital adequacy.

Accounting for Stock Based Compensation

     In 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative transition methods for voluntary change to the fair value method of accounting for stock-based compensation. It also amended SFAS 123 disclosure provisions to require prominent disclosure in annual and interim financial statements about the method used and the effect on reported results. The transitional requirements of SFAS 148 were effective for fiscal years ending after December 15, 2002. We continue to account for our stock-based compensation plans using the intrinsic value method, as permitted under SFAS 123. Compensation expense has not been recognized in the accompanying statements of income for stock-based compensation plans, other than for restricted stock awards. Restricted stock awards are recorded as deferred compensation, a component of stockholders’ equity, at fair value at the date of grant and are amortized to compensation expense over the awards’ specified vesting periods. Under SFAS 148 and 123, issuers electing to apply the intrinsic value method, are also required to disclose the pro-forma impact on net income and earnings per share that the fair value-based method would have had if applied rather than the intrinsic value method (See Footnote 14 - “Common Stock Plans” in our 2002 annual report for additional disclosure). Stock options are typically awarded at year end and contain a nominal vesting period. Accordingly, since the pro forma effect on net income of expensing stock options,during the three and six months ended June 30, 2003, is minimal, we have not included such pro forma compensation expense and its related effect on net income and earnings per share herein.

Accounting for Derivative Instruments and Hedging Activities

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 should be applied prospectively to contracts entered into or modified after June 30, 2003. Adoption of SFAS 149 is not expected to have a material effect on our financial statements.

     Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 150 is not expected to have a material effect on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement

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

Factors which could cause or contribute to such differences include but are not limited to:

•	general business and economic conditions on both a regional and national level

•	worldwide political and social unrest, including acts of war and terrorism

•	increased competition in the products and services we offer and the markets in which we conduct our business

•	the interest rate environment

•	fluctuations in the capital and bond markets, which may directly or indirectly affect our asset portfolio

•	legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry

•	technological changes, including the impact of the Internet

•	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board

•	accounting principles, policies, practices or guidelines

•	changes in corporate law and best practices

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

Company Description

     We are a multi-bank holding company headquartered in Melville, New York. We operate 172 branches in the New York Metropolitan area, substantially all of which are branches of North Fork Bank, a New York chartered trust company and our primary subsidiary. At June 30, 2003, North Fork Bank’s assets and revenues represent 95% of our consolidated assets and revenue. North Fork Bank provides banking and financial services to middle market and small business organizations, local government units and retail banking customers in the greater New York Metropolitan area. Our non-bank subsidiaries offer financial services and related products such as asset management, securities brokerage and alternative investment products. Our other banking subsidiary, Superior Savings of New England, N.A., is a nationally chartered bank that focuses on gathering deposits throughout the northeast United States.

     We operate in a densely populated area; the New York City boroughs of Manhattan, Queens, Brooklyn and the Bronx and the four neighboring New York counties of Nassau, Suffolk, Westchester and Rockland. This geographic area has a population exceeding 11 million people comprising over 4 million households and deposits approaching $400 billion. A significant portion of these deposits are controlled by a few multi-national banking organizations. This competitively attractive environment provides multiple opportunities to gain market share through internal growth, branch expansion and potential acquisitions.

Financial Summary

Overview

     Selected financial highlights for the three and six months ended June 30, 2003 and 2002 are set forth in the table below. The succeeding discussion and analysis describes the changes in components of operating results.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(in thousands, except ratios & per share amounts)	2003	2002	2003	2002

Earnings:
Net Income	$96,113	$104,451	$199,652	$202,751
Per Share:
Earnings Per Share — Basic	$.63	$.65	$1.30	$1.26
Earnings Per Share — Diluted	.62	.64	1.29	1.25
Cash Dividends	.27	.25	.54	.49
Dividend Payout Ratio	44%	39%	42%	40%
Book Value	$10.06	$9.80	$10.06	$9.80
Weighted Averages Shares:
Basic	152,911	160,578	153,417	160,445
Diluted	154,451	162,488	154,961	162,333

Selected Ratios:
Return on Average Total Assets	1.73%	2.34%	1.83%	2.33%
Return on Average Stockholders’ Equity	25.00	26.08	26.36	25.89
Yield on Interest Earning Assets	5.60	7.16	5.86	7.28
Cost of Funds	1.97	2.55	2.06	2.66
Net Interest Margin	4.00	5.18	4.18	5.18
Core Efficiency Ratio (1)	34.84	30.34	33.70	30.51

(1)	The core efficiency ratio is used by the financial services industry to measure an organization’s operating efficiency. It represents the ratio of non-interest expense, excluding debt restructuring costs, to net interest income on a tax equivalent basis and non-interest income, excluding facilities and securities gains.

Balance Sheet Restructuring and Capital Management

     During the past several years, we have periodically taken advantage of prevailing economic conditions to leverage our excess capital through the purchase of mortgage-backed securities, funded principally with short-term borrowings. This strategy has generated approximately $150 million in capital since 2000. In the latter half of 2002, we accelerated our leveraging strategy, adding approximately $3 billion in mortgage-backed securities funded principally with short-term borrowings and $500 million in subordinated debt proceeds. This decision capitalized on attractive spreads between these assets and liabilities due in part to a weak economic environment and FRB actions. However, the continuation of the low interest rate environment through the first half of 2003 accelerated prepayment activity, shortening the anticipated lives of our mortgage-backed securities and accelerating premium amortization. Moreover, as rates continued to decline in 2003, the yields available to reinvest portfolio cash flows were at historically low levels. This fact coupled with the prospect of a near term economic recovery led us to reevaluate our strategy. In light of these developments, we decided to enter into a program to reposition our balance sheet by reducing the securities portfolio by approximately $2.5-$3.0 billion with proceeds used to liquidate short-term borrowings. We also restructured $1 billion in longer-term borrowings and redeployed excess capital through an aggressive share repurchase program.

     We believe that a potential economic recovery creates a bias toward higher long-term interest rates rather than further significant declines. We have seen early indications of this upward trend as the rate on the 10-year Treasury has risen 140 basis points from its June low point reinforcing our decision to pursue our restructuring plan. An economic recovery and increased long-term interest rates would have exposed our securities portfolio, as previously configured, to extension risk and potentially significant unrealized losses. The portfolio was reduced by $1.4 billion on a linked quarter basis and $2 billion from an interim period high through $1.1 billion in sales, at a gain of $0.4 million, and cash flows. The sales proceeds received in July, 2003, are included on the balance sheet as securities held-for-sale and amounts due from brokers. These proceeds were used to reduce short-term borrowings. We anticipate reducing our securities portfolio by an additional $1.0-$1.5 billion through portfolio cash flows and/or securities sales by the end of the year.

     The $1 billion in longer-term borrowings were restructured as follows:

     On or prior to June 30, 2003:

•	$300 million of variable rate term-borrowings were prepaid and their underlying pay fixed swaps maturing in 2004 were canceled, resulting in a $6.6 million charge.

•	$200 million of fixed rate term-borrowings maturing in 2004 were prepaid, resulting in a $5.3 million charge.

•	$350 million of 5.875% Subordinated Debt was converted from fixed to floating using interest rate swaps.

     During July 2003:

•	$150 million of 5.00% Subordinated Debt was converted from fixed to floating using interest rate swaps.

•	$45 million of 8.17% Capital Securities was converted from fixed to floating using interest rate swaps.

     (For further details regarding the above swaps and related borrowings, see the “Derivative Financial Instruments” section.)

     As part of this plan, the Board of Directors approved an increase of our share repurchase program authorizing the repurchase of up to 8 million shares, or 5% of the shares outstanding. As of August 8, 2003, we had repurchased 4.4 million shares at an average per share price of $34.73.

     The balance sheet restructuring reduced net interest income and net income, although we anticipate that the net interest margin will improve in the third quarter by 10-20 basis points. The share repurchase component should offset in part the restructuring plan’s anticipated negative impact on earnings per share and, therefore, we do not disagree with the current third quarter I/B/E/S mean earnings per share estimate. However, it is important to note that future net interest income, margin trends and earnings per share trends will continue to be dependent upon the magnitude of loan demand, deposit growth and the movement of market interest rates. Future operating results will also be impacted by trends in the overall economy.

Net Income

     We reported net income of $96.1 million, or diluted earnings per share of $.62 in the quarter as compared to $104.5 million or diluted earnings per share of $.64 for the 2002 second quarter. Net income in the quarter included gains from sale of certain facilities totaling $11 million, securities gains of $3.7 million and a charge of $12 million associated with restructuring $1 billion in longer-term borrowings, as discussed in detail above. Returns on average stockholders’ equity and average total assets were 25.0% and 1.7%, respectively during the second quarter of 2003 compared to 26.1% and 2.3%, respectively, a year ago.

     Net income for the six months ended June 30, 2003 was $199.7 million, or diluted earnings per share of $1.29 as compared to $202.8 million or diluted earnings per share of $1.25 for the same period of 2002. Return on average stockholders’ equity and average total assets were 26.4% and 1.8%, respectively, during the six months ended June 30, 2003, as compared to 25.9% and 2.3%, respectively, for the comparable prior year period.

Net Interest Income

     Net interest income is the difference between interest earned on assets and interest incurred on liabilities and constituted 86% of total revenue for the period. Net interest income is affected by the level and composition of assets, liabilities and equity, as well as changes in market interest rates.

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

     The following table presents an analysis of net interest income by each major category of interest earning assets and interest-bearing liabilities for the three months ended June 30:

	2003			2002

	Average		Average	Average		Average
(dollars in thousands )	Balance	Interest	Rate	Balance	Interest	Rate

Interest Earning Assets:
Securities (1)	$8,927,680	$92,221	4.14%	$5,856,302	$98,083	6.72%
Loans, net (2)	11,696,983	196,220	6.73	10,825,814	200,248	7.42
Money Market Investments	37,132	143	1.54	40,199	213	2.13

Total Interest Earning Assets (3)	20,661,795	288,584	5.60%	16,722,315	298,544	7.16%

Non Interest Earning Assets:
Cash and Due from Banks	415,732			350,342
Other Assets (1)	1,231,544			822,814

Total Assets	$22,309,071			$17,895,471

Interest Bearing Liabilities:
Savings, NOW & Money Market Deposits	$7,250,200	$14,476	0.80%	$5,920,735	$16,068	1.09%
Time Deposits	3,023,237	14,220	1.89	3,203,699	21,060	2.64

Total Savings and Time Deposits	10,273,437	28,696	1.12%	9,124,434	37,128	1.63%
Federal Funds Purchased & Securities Sold Under Agreements to Repurchase	4,312,648	27,640	2.57	2,109,765	21,433	4.07
Federal Home Loan Bank Advances	1,447,802	16,719	4.63	1,550,000	19,488	5.04
Subordinated Debt	499,174	7,120	5.72	—	—	—
Capital Securities	268,943	2,290	3.42	244,373	4,689	7.70

Total Borrowings	6,528,567	53,769	3.30	3,904,138	45,610	4.69

Total Interest Bearing Liabilities	16,802,004	82,465	1.97	13,028,572	82,738	2.55

Rate Spread			3.63%			4.61%
Non-Interest Bearing Liabilities:
Demand Deposits	3,550,810			2,857,358
Other Liabilities	377,551			376,929

Total Liabilities	20,730,365			16,262,859
Stockholders’ Equity	1,578,706			1,632,612

Total Liabilities and Stockholders’ Equity	$22,309,071			$17,895,471

Net Interest Income and Net Interest Margin		206,119	4.00%		215,806	5.18%
Less: Tax Equivalent Adjustment (3)		(6,247)			(5,385)

Net Interest Income		$199,872			$210,421

(1)	For purposes of these computations, unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(2)	For purposes of these computations, non-accrual loans are included in average loans.

(3)	Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investments in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after-tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.77, $1.65, $1.55, $1.23, and $1.15 for the three months ended June 30, 2003; and $1.77, $1.66, $1.55, $1.23, and $1.03 for the three months ended June 30, 2002.

The following table presents an analysis of net interest income by each major category of interest earning assets and interest-bearing liabilities for the six months ended June 30:

		2003			2002

	Average		Average	Average		Average
(dollars in thousands )	Balance	Interest	Rate	Balance	Interest	Rate

Interest Earning Assets:
Securities (1)	$8,753,804	$197,310	4.55%	$5,624,821	$193,800	6.95%
Loans, net (2)	11,548,068	393,489	6.87	10,657,229	395,231	7.48
Money Market Investments	47,659	397	1.68	49,005	469	1.93

Total Interest Earning Assets (3)	20,349,531	591,196	5.86%	16,331,055	589,500	7.28%

Non Interest Earning Assets:
Cash and Due from Banks	415,797			350,538
Other Assets (1)	1,214,918			865,647

Total Assets	$21,980,246			$17,547,240

Interest Bearing Liabilities:
Savings, NOW & Money Market Deposits	$7,036,196	$29,236	0.84%	$5,661,782	$30,684	1.09%
Time Deposits	3,074,038	29,376	1.93	3,321,072	48,343	2.94

Total Savings and Time Deposits	10,110,234	58,612	1.17%	8,982,854	79,027	1.77%
Federal Funds Purchased & Securities Sold Under Agreements to Repurchase	4,241,147	56,299	2.68	2,075,169	41,688	4.05
Federal Home Loan Bank Advances	1,498,619	35,675	4.80	1,550,000	39,136	5.09
Subordinated Debt	499,163	14,345	5.80	—	—	—
Capital Securities	268,935	4,640	3.48	244,370	9,829	8.11

Total Borrowings	6,507,864	110,959	3.44	3,869,539	90,653	4.72

Total Interest Bearing Liabilities	16,618,098	169,571	2.06	12,852,393	169,680	2.66

Rate Spread			3.80%			4.62%
Non-Interest Bearing Liabilities:
Demand Deposits	3,416,613			2,740,892
Other Liabilities	381,780			349,432

Total Liabilities	20,416,491			15,942,717
Stockholders’ Equity	1,563,755			1,604,523

Total Liabilities and Stockholders’ Equity	$21,980,246			$17,547,240

Net Interest Income and Net Interest Margin		421,625	4.18%		419,820	5.18%
Less: Tax Equivalent Adjustment (3)		(12,303)			(10,542)

Net Interest Income		$409,322			$409,278

(1)	For purposes of these computations, unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(2)	For purposes of these computations, non-accrual loans are included in average loans.

(3)	Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investments in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after-tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.77, $1.65, $1.55, $1.23 and $1.10 for the six months ended June 30, 2003; and $1.77, $1.66, $1.55, $1.24 and $1.03 for the six months ended June 30, 2002.

The following table highlights the relative impact on net interest income brought about by changes in average interest earning assets and interest bearing liabilities as well as changes in average rates on such assets and liabilities. Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes to volume or rate. For presentation purposes, changes which are not solely due to changes in volume or rate have been allocated to these categories based on the respective percentage changes in average volume and average rates as they compare to each other.

	Three Months Ended				Six Months Ended
For the periods ended June 30,	2003 vs. 2002

	Change in			Change in
	Average	Average	Net Interest	Average	Average	Net Interest
(in thousands)	Volume	Rate	Income	Volume	Rate	Income

Interest Income from Earning Assets:
Securities	$40,500	$(46,362)	$(5,862)	$85,444	$(81,934)	$3,510
Loans, net	15,419	(19,447)	(4,028)	31,677	(33,419)	(1,742)
Money Market Investments	(15)	(55)	(70)	(13)	(59)	(72)

Total Interest Income	55,904	(65,864)	(9,960)	117,108	(115,412)	1,696

Interest Expense on Liabilities:
Savings, NOW & Money Market Deposits	3,171	(4,763)	(1,592)	6,563	(8,011)	(1,448)
Time Deposits	(1,166)	(5,674)	(6,840)	(3,490)	(15,477)	(18,967)
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	16,285	(10,078)	6,207	32,250	(17,639)	14,611
Other Borrowings	(2,548)	(221)	(2,769)	(2,556)	(905)	(3,461)
Subordinated Debt	7,120	—	7,120	14,345	—	14,345
Capital Securities	431	(2,830)	(2,399)	903	(6,092)	(5,189)

Total Interest Expense	23,293	(23,566)	(273)	48,015	(48,124)	(109)

Net Change in Net Interest Income	$32,611	$(42,298)	$(9,687)	$69,093	$(67,288)	$1,805

(1)	The above table is presented on a tax equivalent basis.

(2)	For purposes of these computations, non-accrual loans are included in average loans.

The following table summarizes the net interest margin components over the last several quarters. Factors contributing to the net interest margin are outlined in the succeeding discussion and analysis.

	2003			2002

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr

Interest Earning Assets:
Securities	4.14%	4.96%	5.45%	6.10%	6.72%
Loans, net	6.73	7.02	7.12	7.26	7.42
Money Market Investments	1.54	1.77	1.96	2.51	2.13

Total Interest Earning Assets	5.60%	6.12%	6.42%	6.81%	7.16%

Interest Bearing Liabilities:
Savings and Time Deposits	1.12%	1.22%	1.30%	1.51%	1.63%
Borrowings	3.30	3.58	3.89	4.18	4.69

Total Interest Bearing Liabilities	1.97%	2.15%	2.29%	2.44%	2.55%

Interest Rate Spread	3.63%	3.97%	4.13%	4.37%	4.61%
Net Interest Margin	4.00	4.36	4.58	4.87	5.18

     Net interest income declined $10.5 million to $199.9 million in the 2003 second quarter when compared to $210.4 million in the same period of 2002. Net interest income was negatively impacted by a 118 basis point decline in the net interest margin from 5.18% to 4.0% during this same period. During 2002, the impact of declining rates was initially positive, as our liabilities repriced at an accelerated pace, however, the sustained nature of low interest rates reduced our asset yields and compressed our net interest margin during the first six months of 2003. As depicted in the quarterly net interest margin table above, the margin has trended downward over the last eighteen months, with the most recent linked quarter decline of 36 basis points representing the largest decrease to date. The impact of margin compression on net interest income was partially offset by average interest earning asset growth of $4 billion when comparing this quarter to the 2002 second quarter. A significant portion of the growth in average earning assets resulted from securities growth.

     Interest income in the 2003 second quarter declined $10.9 million to $282.3 million as compared to $293.2 million for the 2002 second quarter. During this same period the yield on average interest earning assets declined 156 basis points from 7.16% to 5.60%.

     Loans averaged $11.7 billion in the current quarter representing an increase of $871 million or 8% when compared to 2002. During this same period loan yields declined 69 basis points to 6.73%, more than offsetting the impact of higher loan balances. Growth has been achieved in all loan categories, with the exception of residential mortgages. While residential mortgage origination and refinancing activity remains strong, a large portion has been fixed rate products. To mitigate our exposure to rising interest rates, we continue to sell substantially all fixed rate originations into the secondary markets. Factors contributing to the overall decline in yield include new originations and refinancing activity occurring at market rates, increased prepayment levels, and adjustable rate loans resetting downward. As of June 30, 2003, the loans-to-deposits ratio was 82% demonstrating sufficient liquidity exists to fund further loan growth with core deposits. We anticipate loan growth for the remainder of 2003 will approximate the prior year’s experience.

     Securities averaged $8.9 billion in the 2003 second quarter representing an increase of $3.1 billion, or 52% above 2002 second quarter levels. During this same period, the securities yield declined 258 basis points to 4.14%. The growth in average securities, primarily mortgage backed securities, resulted from our decision in 2002 to leverage excess capital and invest the $500 million of subordinated debt proceeds issued in August 2002. Portfolio yields and interest income were negatively impacted as these purchases and the reinvestment of portfolio cash flows were at yields significantly below existing portfolio yields. To mitigate extension risk, we purchased short duration securities that by their nature have lower yields. Additionally, yields and income were impacted by prepayment activity, which shortened the anticipated lives of mortgage backed securities and accelerated premium amortization.

     Average interest bearing liabilities rose 29% or $3.8 billion to $16.8 billion, while overall funding costs declined 58 basis points to 1.97%. As a result, interest expense was substantially unchanged compared to the 2002 second quarter. The decline in average funding costs has been positively impacted by the sustained growth in lower cost customer deposits, especially interest free demand deposits and the benefit provided by the short-term nature of our borrowings.

     Average demand deposits grew $693 million or 24% to $3.6 billion in the 2003 second quarter, which had a positive impact on our net interest margin. As of June 30, 2003, demand deposits represented 26% of total deposits. Average Savings, NOW and Money Market deposits increased $1.3 billion, or 22% to $7.3 billion during the 2003 second quarter, while the corresponding cost of funds declined 29 basis points to .80%. Customer deposits have traditionally provided us with a relatively low cost funding source, positively benefiting our net interest margin and income. The benefits of growing core deposits have been mitigated by the sustained low interest rate environment. However, these deposits have enhanced the value of our franchise and should benefit net interest income and the margin in the eventuality of rising interest rates. Average time deposits remained substantially unchanged at $3.0 billion, but the related cost of funds declined 75 basis points to 1.89%.

     Average total borrowings rose $2.6 billion, or 67%, to $6.5 billion in the 2003 second quarter, while related borrowing costs declined 139 basis points to 3.30%. Our earlier decision to finance securities growth with short-term repurchase agreements and Federal Home Loan Bank Advances had a favorable impact on net interest income, but compressed the net interest margin due to narrower rate spreads between the borrowings and the securities acquired. Certain repurchase agreements and advances totaling $1.4 billion had previously been extended and their costs fixed through the use of interest rate swaps, which increased interest expense by approximately $8 million in the second quarters of 2003 and 2002. In June 2003, $850 million of these interest rate swaps matured and an additional $300 million, with 2004 maturity dates, were canceled and the underlying borrowings repaid. Also contributing to the increase in average total borrowings was the issuance of $500 million in Subordinated Debt in August 2002. In late June 2003, we used interest rate swaps to convert $350 million of Subordinated Debt from fixed to floating indexed to 3 month LIBOR. In July 2003, the remaining $150 million in Subordinated Debt was also converted to a floating rate indexed to 3 month LIBOR.

     In June 2002, interest rate swaps were used to convert $200 million in Capital Securities from fixed to floating indexed to 3 month LIBOR. As a result, interest expense in the current quarter was reduced by $2.9 million or 428 basis points. In July 2003, we used interest rate swaps to convert the remaining $45 million in Capital Securities from fixed to floating, indexed to 3 month LIBOR.

Provision and Allowance for Loan Losses

     In the second quarter of 2003 we increased our provision for loan losses to $6.5 million, as compared to $6.3 million for the same period of 2002 as provisioning levels remain consistent with loan growth. As of June 30, 2003, the ratio of the allowance for loan losses to non-performing loans was 920% and the allowance for loan losses to total loans was .99%. Net charge-offs, as an annualized percentage of average loans, was 13 basis points in the 2003 second quarter.

     The evaluation process for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require our prompt attention. Conditions giving rise to such action are business combinations, opportunities to dispose of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.

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

     The methodology employed for assessing the appropriateness of the allowance consists of the following criteria:

•	Establishment of reserve amounts for all specifically identified criticized loans, including those arising from business combinations and those designated as requiring special attention by our internal loan review program, bank regulatory examinations or our external auditors.

•	An average loss experience factor is applied to smaller balance homogenous types of loans (residential mortgages and consumer loans) not subject to specific review.

•	An allocation to the remaining loans giving effect to historical loss experience, cyclical trends and current economic conditions.

     The initial allocation or specific-allowance methodology commences with loan officers and underwriters grading the quality of their loans on a risk classification scale ranging from 1 — 8. Loans identified as below investment grade are referred to our independent Loan Review Department (“LRD”) for further analysis and identification of those factors that may ultimately affect the full recovery or collectibility of principal and/or interest. These loans are subject to continuous review and monitoring while they remain in the criticized category. Additionally, LRD is responsible for performing periodic reviews of the loan portfolio independent from the identification process employed by loan officers and underwriters. Loans that fall into criticized categories are further evaluated for impairment in accordance with the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. The portion of the allowance related to loans identified as impaired is based on whichever is appropriate of the following: discounted cash flows from the loan using the loan’s effective interest rate, the fair value of the collateral for collateral dependent loans, or the observable market price of the impaired loan.

     The second allocation or loss experience factor approach, which applies to smaller balance homogenous loans, including residential mortgages and consumer loans is made by applying the average loss experience factor to the outstanding balances in each loan category.

     The final allocation applies a loss experience factor to all loans which have not been specifically reviewed for impairment or which were not analyzed as part of a homogenous portfolio. It gives recognition to our historical loss experience with such loans, as well as that of acquired businesses, business cycle changes and the real estate components of loans.

     Other evidentiary matter used to evaluate the adequacy of the allowance for loan losses is the amount and trend of criticized loans, the results of regulatory examinations, peer group comparisons and economic data associated with the relevant markets, specifically the local real estate market.

     Since many loans depend upon the sufficiency of collateral, any adverse trend in the real estate markets could seriously affect underlying values available to protect us from loss.

     Based upon our evaluation process, we consider the allowance for loan losses to be adequate at June 30, 2003.

The following table is a summary of the changes in the allowance for loan losses and reflects net charge-offs by loan type for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended

	2003	2002	2003	2002

(dollars in thousands)
Balance at Beginning of Period	$115,087	$106,352	$114,995	$103,801
Provision for Loan Losses	6,500	6,250	12,750	12,500
Net Loan Charged-offs/(Recoveries):
Consumer	2,118	1,392	4,842	3,900
Commercial	1,679	897	5,276	991
Residential Mortgages	32	43	(132)	435
Commercial Mortgages	5	272	6	974
Multi-Family Mortgages	—	—	—	3
Construction and Land	—	—	—	—

Balance at End of Period	$117,753	$109,998	$117,753	$109,998

Annualized Net Charge-Offs to Average Loans	0.13%	0.10%	0.17%	0.12%

Non-Interest Income

     Non-interest income, exclusive of facilities and securities gains, increased $3.4 million or 12% to $32.8 million when compared to $29.4 million in the 2002 second quarter. Contributing to this growth was a $1.5 million, or 8% increase in customer related fees and service charges to $20.5 million, due primarily to continued growth in core deposits, expansion of both our retail and commercial customer base and the broadening use of our fee based services. Mortgage banking fees were up $1.8 million or 135% as we benefited from record origination and refinancing activity. These improvements were partially offset by a $1 million decline in investment management, commissions and trust fees due to decreased customer interest in mutual funds and annuities in this stagnant economic environment.

     During the second quarter, we recognized gains of $11 million on the sale of three facilities. The gain on the sale of one vacated facility acquired in a previous acquisition totaled $9.1 million.

     Securities gains of $3.7 million in the quarter included net gains of $0.4 million on the sale of $1.1 billion in mortgage-backed securities, as discussed above under “Balance Sheet Restructuring and Capital Management”, and $3.3 million on the sale of certain debt and equity securities.

Non-Interest Expense

     Non-interest expense, exclusive of debt restructuring costs, increased $8.8 million or 12% to $83.3 million when compared to $74.4 million in the 2002 second quarter. Contributing to the increase was an additional $5.9 million in employee compensation & benefits and $2.4 million in occupancy & equipment. Employee compensation & benefits rose 14% due to increases in incentive based compensation linked to deposit growth, annual merit awards, and increased health insurance and pension costs. Occupancy & equipment increases are due to our continued de novo branch expansion and costs associated with implementing new business initiatives and support systems.

     As previously discussed, $300 million of variable rate term-borrowings and their underlying pay fixed swaps and $200 million of fixed rate term-borrowings were canceled at a cost of $11.9 million.

     The core efficiency ratio is used by the financial services industry to measure an organization’s operating efficiency. It represents the ratio of non-interest expense, excluding debt restructuring costs, to net interest income on a tax equivalent basis and non-interest income, excluding facilities and securities gains. The core efficiency ratio was 34.8% and 33.7% for the three and six months ended June 30, 2003, respectively.

Income Taxes

     Our effective tax rate for the three and six months ended June 30, 2003 was 34%, as compared to 34.5% for 2002. We anticipate that the effective tax rate for the full year of 2003 will remain at 34%.

Financial Condition

Loan Portfolio

     Loans grew 8% to $11.9 billion at June 30, 2003 when compared to $11.0 billion at June 30, 2002. Loan demand has remained strong despite a sluggish local economy. We extend loans almost exclusively within the New York Metropolitan area, and do not participate in nationally syndicated loan arrangements. Growth occurred in all loan categories, except for residential mortgages.

     Mortgage loans are secured by real estate in the New York Metropolitan area. The segments of the real estate portfolio are diversified in terms of risk and repayment sources. The underlying collateral includes multi-family apartment buildings, residential 1-4 family homes and owner occupied/non-owner occupied commercial properties. The risks inherent in these portfolios are dependent on both regional and general economic stability, which affect property values, and our borrowers’ financial well being and creditworthiness.

     We periodically monitor these factors as well as our underwriting standards to ensure that the quality of the loan portfolio and origination pipeline is not jeopardized by unrealistic loan to value ratios or debt service levels. To date, there has been no deterioration in the performance or risk characteristics of our real estate loan portfolio.

The following table represents the components of the loan portfolio for the periods indicated:

	June 30,	% of	December 31,	% of	June 30,	% of
(dollars in thousands)	2003	Total	2002	Total	2002	Total

Multi-Family Mortgages	$3,792,647	32%	$3,640,039	32%	$3,566,676	32%
Commercial Mortgages	2,359,316	20	2,194,092	19	2,049,776	19
Commercial	2,000,623	17	1,776,419	16	1,585,146	14
Construction & Land	290,433	2	232,227	2	231,569	2
Residential Mortgages	2,413,125	20	2,507,388	22	2,667,377	24
Consumer	1,068,616	9	1,040,490	9	957,836	9

Total	$11,924,760	100%	$11,390,655	100%	$11,058,380	100%

Less:
Unearned Income & Fees	27,327		21,516		16,988

Loans, Net	$11,897,433		$11,369,139		$11,041,392

     We are selective in originating loans, emphasizing conservative lending practices and fostering customer deposit relationships. Our success in attracting new customers while leveraging our existing customer base, coupled with the current interest rate environment have contributed to sustained loan demand. We believe loan growth for 2003 will approximate the prior year’s levels. Growth in our multi-family portfolio has been tempered by our decision not to compete with more aggressive pricing and to maintain our historically rigorous underwriting standards. Residential mortgages have declined, despite record origination volumes, as most fixed rate originations have been sold into the secondary market, contributing to the growth in mortgage banking fees. The commercial and commercial real estate portfolios have benefited from our expanded presence in the New York City market, growth in the equipment and lessor financing areas and the expansion of small business lending initiatives. Consumer loans continue to benefit from previous initiatives to expand the geographic footprint of our automobile financing activities.

     The risk inherent in the real estate portfolios is minimized by prudent underwriting standards and diversification in loan collateral type and location. Multi-family mortgages, collateralized by various types of apartment complexes located in the New York Metropolitan area, are dependent largely on sufficient rental income to cover operating expenses. They may be affected by government regulation, such as rent control regulations, which could impact the future cash flows of the property. Most multi-family mortgages do not fully amortize; therefore, the principal outstanding is not significantly reduced prior to contractual maturity. Residential mortgages represent first liens on owner occupied 1-4 family residences located primarily in our market. Commercial mortgages are secured by professional office buildings, retail stores, shopping centers and industrial developments.

     Real estate underwriting standards include various limits on loan-to-value ratios based on property types, the real estate location, the property condition, the quality of the organization managing the property, and the borrower’s creditworthiness. They also include the viability of the project including occupancy rates, tenants and lease terms. Additionally, underwriting standards require appraisals, periodic property inspections and ongoing monitoring of operating results.

     Commercial loans are to small and medium sized businesses and loans collateralized by security interests in lease finance receivables. The commercial mortgage and commercial loan portfolios do not contain foreign loans to developing countries (“LDC”). Consumer loans are primarily issued to finance new and used automobiles and are originated through a network of automobile dealers. The credit risk in auto lending is dependent on the borrower’s creditworthiness and collateral values. The average consumer loan is generally between $15-$25 thousand and has a contractual life of approximately 60 months. The consumer loan portfolio does not contain higher risk credit card or sub prime loans. Land loans are used to finance the acquisition of vacant land for future residential and commercial development. Construction loans finance the building and rehabilitation of residential and multi-family projects, and to a lesser extent, commercial developments. The construction and land development portfolios do not contain any high-risk equity participation loans (“AD&C” loans).

Related Party Loans

     Loans to related parties include loans to directors, their related companies and our executive officers. These loans are made in the ordinary course of business and on the same terms to unrelated individuals and businesses of comparable risks. They are in compliance with all regulatory guidelines and are not prohibited under Sarbanes-Oxley. We do not extend loans to these directors and executive officers to finance the purchase of our common stock. Related party loans are comprised principally of residential mortgages, aggregated $3.6 million and $3.8 million at June 30, 2003 and 2002, respectively.

Credit Related Commitments

     We extend traditional off-balance sheet financial products to meet the financing needs of our customers. They include commitments to extend credit and letters of credit. Funded commitments are reflected in the consolidated balance sheet.

     Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually have fixed expiration dates or other termination clauses and may require the payment of a fee. Total commitments outstanding do not necessarily represent our future cash flow requirements as certain commitments will expire without being funded.

     We evaluate each customer’s creditworthiness prior to issuing these commitments and may also, based on our credit evaluation, require certain collateral. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing properties. Fixed rate commitments are subject to interest rate risk based on changes in prevailing rates during the commitment period. We are subject to credit risk in the event that the commitments are drawn upon and the customer is unable to repay its obligation.

     Letters of credit are irrevocable commitments issued at the request of customers. They authorize the beneficiary to draw drafts for payment in accordance with the stated terms and conditions. Letters of credit substitute the bank’s creditworthiness for that of the customer and are issued for a fee commensurate with the risk.

     We typically issue two types of letters of credit: Commercial (documentary) Letters of Credit and Standby Letters of Credit. Commercial Letters of Credit are commonly issued to finance the purchase of goods and are typically short term in nature. Standby Letters of Credit are issued to back financial or performance obligations of the bank’s customer, and are typically issued for periods of one year or longer. Due to their long-term nature, Standby Letters of Credit require adequate collateral in the form of cash or other liquid assets. In most instances, Standby Letters of Credit expire without being drawn upon. The credit risk involved in issuing letters of credit is essentially the same as extending credit facilities to customers.

The following table presents total commitments and letters of credit outstanding at June 30, 2003:

(in thousands)
Commitments to Extend Credit	$1,495,652
Standby Letters of Credit (1)	153,530
Commercial Letters of Credit	18,410

(1)          Standby Letters of Credit are considered guarantees in accordance with the criteria specified by FIN 45 which was adopted on January 1, 2003. Accordingly, we issued or modified Standby Letters of Credit after adoption with an aggregate contract amount of $58.4 million, which are carried at their estimated fair value of $.6 million and included in other liabilities on the accompanying consolidated balance sheet as of June 30, 2003. The fair value of these instruments is recognized as income over the initial term of the guarantee.

Asset Quality

     Non-performing assets include loans ninety days past due and still accruing, non-accrual loans and other real estate. Other real estate consists of property acquired through foreclosure or deed in lieu of foreclosure. The components of non-performing assets are detailed below:

	June 30,	December 31,	June 30,
(in thousands)	2003	2002	2002

Loans Ninety Days Past Due and Still Accruing	$2,629	$4,438	$6,183
Non-Accrual Loans	10,166	7,778	8,727

Non-Performing Loans	12,795	12,216	14,910
Other Real Estate	295	295	392

Non-Performing Assets	$13,090	$12,511	$15,302

Allowance for Loan Losses to Non-Performing Loans	920%	941%	738%
Allowance for Loan Losses to Total Loans	.99%	1.01%	1.00%
Non-Performing Loans to Total Loans	.11%	.11%	.14%
Non-Performing Assets to Total Assets	.06%	.06%	.08%

Future levels of non-performing assets will be influenced by economic conditions, including the impact of those conditions on our customers, interest rates and other internal and external factors existing at the time.

The following table represents the components of non-performing loans:

	June 30,	December 31,	June 30,
(in thousands)	2003	2002	2002

Commercial	$6,425	$2,958	$3,548
Residential Mortgages	3,175	3,794	2,882
Consumer	1,723	4,723	5,545
Commercial Mortgages	1,472	637	2,920
Multi-Family Mortgages	—	104	15
Construction and Land	—	—	—

Total Non-Performing Loans	$12,795	$12,216	$14,910

     At June 30, 2003, there were no commitments to lend additional funds to borrowers whose loans are non-performing. Additionally, there were no restructured, accruing loans outstanding during the periods presented above.

Securities Portfolio

     The amortized cost and estimated fair values of available-for-sale and held-to-maturity securities were as follows:

	June 30, 2003		December 31, 2002		June 30, 2002

Available-for-Sale	Amortized	Fair	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value	Cost	Value

CMO Agency Issuances	$1,777,946	$1,785,034	$4,028,157	$4,053,710	$1,515,082	$1,539,254
CMO Private Issuances	4,040,778	4,084,745	2,762,794	2,788,739	3,443,812	3,514,518
Agency Pass-Through Certificates	768,625	784,770	485,240	503,205	600,636	616,832
State & Municipal Obligations	550,117	558,169	376,420	383,290	258,437	261,796
Equity Securities (1)	314,917	323,501	257,898	259,092	215,779	214,505
U.S. Treasury Securities	35,982	35,999	34,927	35,005	4,057	4,070
U.S. Government Agencies’ Obligations	1,435	1,420	32,122	32,539	35,513	36,049
Other Securities	516,286	526,827	508,209	500,312	383,838	375,048

	$8,006,086	$8,100,465	$8,485,767	$8,555,892	$6,457,154	$6,562,072

(1)	Amortized cost and fair value includes $151.8 million, $174.3 million and $160.3 million at June 30, 2003, December 31, 2002 and June 30, 2002, respectively in Federal Home Loan Bank Stock.

	June 30, 2003		December 31, 2002		June 30, 2002

Held-to-Maturity	Amortized	Fair	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value	Cost	Value

Agency Pass-Through Certificates	$98,064	$101,252	$132,205	$138,026	$180,353	$184,816
CMO Private Issuances	53,826	54,918	113,501	114,356	272,845	276,639
State & Municipal Obligations	59,275	63,636	52,196	54,931	57,959	59,932
Other Securities	10,213	10,213	9,976	9,976	11,139	11,133

	$221,378	$230,019	$307,878	$317,289	$522,296	$532,520

     At June 30, 2003, Mortgage Backed Securities (“MBS”) represented 82% of total securities and provide continuous sources of cash flow that are impacted by changes in interest rates. MBS’s represent pass-through certificates guaranteed by FHLMC, GNMA or FNMA and collateralized mortgage-backed obligations (“CMO’s”) backed by government agency pass-through certificates or whole loans. CMO’s, by virtue of the underlying collateral or structure, are AAA rated and conservative current pay sequentials or PAC structures.

     Our strategy for managing the current MBS portfolio is to maintain a short weighted average life and duration. This short average life provides us with significant cash flow to proactively manage as market conditions change. Cash flows may be reinvested in securities at current market rates, utilized to pay off short term borrowings, and/or fund future loan growth. The weighted average life and duration of the MBS portfolio was 1.9 and 1.7 years, respectively, at June 30, 2003, substantially shorter than the 2.5 and 2.2 years as of March 31, 2003.

     The balance sheet restructuring program should mitigate the portfolio’s exposure to rising interest rates, extension risk and potentially significant unrealized losses. As of June 30, 2003, approximately $1.1 billion of securities previously classified as available-for-sale were sold with $464 million reflected on the consolidated balance sheet as due from brokers. The remaining $614 million were classified as securities held-for-sale at June 30, 2003, and were sold during the first week of July 2003. The remaining $1.0-$1.5 billion of the balance sheet restructuring program will be accomplished through portfolio cash flows, which have been averaging $500-$600 million per month.

     The yields and fair values of securities, specifically MBS, are impacted by changes in interest rates and related prepayment activity. Given our current portfolio composition, in a rising interest rate environment, related prepayment activity should decrease, extending the weighted average lives of related securities. Accordingly, we would be required to amortize net premiums into income over a longer period of time, thereby increasing MBS yields and net interest income. Conversely, the opposite would occur in a declining interest rate environment. At June 30, 2003, net premiums represented approximately 1% of the outstanding balance of MBS’s. The recent increase in interest rates have negatively impacted the fair value of our securities, however, the aggregate fair value at July 31, 2003 remains in excess of amortized cost.

     Equity securities maintained in the available-for-sale portfolio include Federal Home Loan Bank common stock, and common and preferred stock of certain publicly traded companies. Other securities maintained in the available-for-sale portfolio consist of capital securities (trust preferred securities) of certain financial institutions and corporate bonds.

     We maintain a Bank Owned Life Insurance trust (commonly referred to as BOLI). We formed the BOLI trust to offset future employee benefit costs and to provide additional benefits due to its tax-exempt nature. Only officer level employees who have consented have been insured under the program. Approximately $196 million in assets support the program and are principally included in the available-for-sale portfolio. The BOLI’s impact on net income has not been significant.

     When purchasing investment securities, we consider our overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing the investment securities portfolio, we occasionally sell investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, and/or following the completion of a business combination.

     At June 30, 2003, securities carried at $4.2 billion were pledged to secure securities sold under agreements to repurchase, other borrowings, and for other purposes as required by law. Securities pledged for which the collateral may be sold or repledged by the secured parties approximated $3.0 billion, while securities pledged for which the secured parties may not sell or repledge approximated $1.2 billion at June 30, 2003.

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

The following table details the interest rate swaps outstanding as of June 30, 2003:

		Fixed	Variable
	Notional	Interest Rate	Interest Rate
Maturity	Amount	Range	Range

(dollars in thousands)
PAY FIXED SWAPS-Maturing:
2004	$100,000	5.23%	1.28%
2005	100,000	4.24 - 4.26	1.30 - 1.31
2008	75,000	6.14	1.30

	$275,000

	Notional	Fixed	Variable
	Amount	Interest Rate	Interest Rate

PAY FLOATING SWAPS-Maturing:
2012	$350,000	5.875%	3.31%
2026	100,000	8.70	2.96
2027	100,000	8.00	2.33

	$550,000

     At June 30, 2003, $275 million in pay fixed swaps, designated as cash flow hedges were outstanding. These agreements changed the repricing characteristics of certain borrowings, requiring us to make periodic fixed rate payments, and receive periodic variable rate payments indexed to 3 month LIBOR based on a common notional amount, identical payment dates and maturity date. These swaps had original maturities of up to 10 years and, as of quarter end, had an unrealized loss of $20.7 million which is recorded as a component of other liabilities (the net of tax amount of $11.8 million is recorded in stockholders equity as a component of other comprehensive income). The pay fixed swaps outstanding increased interest expense by approximately $8.0 million in the 2003 and 2002 second quarters. During the latter part of the 2003 second quarter, $850 million of pay fixed swaps and their related variable rate term borrowings matured. In June 2003, an additional $300 million in pay fixed swaps, designated as cash flow hedges maturing in 2004 were cancelled and the underlying borrowings repaid. The cancellation of these swaps resulted in a $6.6 million charge in the second quarter.

     In June 2002, we entered into $200 million in pay floating swaps designated as fair value hedges. These swaps changed the repricing characteristics from fixed to variable of a comparable amount of Capital Securities with identical payment and maturity dates. The swaps contain imbedded call options held by the counterparty and are exercisable in approximately four years, which are identical to the call provisions contained in the Capital Securities. At June 30, 2003, the fair value adjustment on these agreements was $28.9 million and is reflected as a component of other assets. Also at June 30, 2003, Capital Securities reflected a corresponding $28.9 million fair value adjustment, increasing the reported amount from $244.4 million to $273.3 million. The pay floating swaps outstanding reduced interest expense by $2.9 million in the current quarter. In July 2003, interest rate swaps were entered into to convert the remaining $45 million in Capital Securities from fixed rates to variable rates indexed to 3 month LIBOR.

     In June 2003, we entered into $350 million in pay floating swaps designated as fair value hedges. These swaps changed the repricing characteristics from fixed to variable of a comparable amount of our 5.875% subordinated debt. The swap term matches the remaining term of the subordinated notes which matures in 2012. In July 2003, we entered into $150 million in pay floating swaps designated as fair value hedges. These swaps changed the repricing characteristics from fixed to variable of a comparable amount of fixed rate/floating rate subordinated notes. The swap term is for five years, matching the fixed leg of the subordinated notes with a floating rate based on the 3 month LIBOR rate. Beginning in the sixth year, we have the right to redeem the fixed rate/floating rate notes at par plus accrued interest or the interest rate converts to a spread over 3 month LIBOR.

Deposits

     Customer deposits represent our primary funding source. Total deposits at June 30, 2003 increased $2.2 billion to $14.5 billion when compared to the same period in 2002 and $1.1 billion or 33% (annualized) on a linked quarter basis. The primary factors contributing to the overall growth in deposits include the continued expansion of our retail branch network, with an emphasis on the New York City borough of Manhattan, and our ongoing branch upgrade program providing for greater marketplace identity, accessibility and convenience. While we anticipate the upward trend in deposit growth to continue for the remainder of 2003, its level compared to second quarter growth is expected to be somewhat tempered as the second quarter has historically been our strongest.

     At June 30, 2003 Manhattan deposits comprised 19% of total deposits as compared to 15.4% a year ago. The following table presents the composition of total deposits, and highlights Manhattan activity, for the periods ended,

	June 30,	March 31,	December 31,	June 30,
(in thousands)	2003	2003	2002	2002

Manhattan Deposits (25 branches):
Demand Deposits	$811,565	$705,742	$703,290	$541,034
Interest Bearing Deposits	1,950,365	1,783,522	1,725,925	1,339,387

Total Deposits	$2,761,930	$2,489,264	$2,429,215	$1,880,421

Other Locations (147 branches):
Demand Deposits	$2,935,176	$2,654,143	$2,714,244	$2,485,027
Interest Bearing Deposits	8,775,188	8,229,041	8,049,071	7,866,766

Total Deposits	$11,710,364	$10,883,184	$10,763,315	$10,351,793

Total Deposits (172 branches):
Demand Deposits	$3,746,741	$3,359,885	$3,417,534	$3,026,061
Interest Bearing Deposits	10,725,553	10,012,563	9,774,996	9,206,153

Total Deposits	$14,472,294	$13,372,448	$13,192,530	$12,232,214

     Commercial demand deposit balances increased $500 million to $2.4 billion or 64% of total demand deposits at June 30, 2003, when compared to $1.9 billion or 62% of total demand deposits at June 30, 2002.

     As of June 30, 2003, we had 172 branches and plan to open an additional 26 during the next 18 months, including 5 in New Jersey. This expansion strategy coupled with the continued maturation of existing branches should result in deposit growth during the remainder of 2003.

Asset/Liability Management

     The net interest margin is directly affected by changes in the level of interest rates, the shape of the yield curve, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of assets and liabilities, and the credit quality of the loan portfolio. Our asset/liability objective is to maintain a strong net interest margin, to utilize our capital effectively without taking undue risks, and to maintain adequate liquidity.

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

     The simulation model measures the volatility of net interest income to changes in market interest rates. Simulation modeling involves a degree of estimation based on certain assumptions we believe to be reasonable. Factors considered include contractual maturities, prepayments, repricing characteristics, deposit retention and the relative sensitivity of assets and liabilities to changes in market interest rates and cash flows from derivative instruments.

     The Board has established certain policy limits for the potential volatility of net interest income, as projected by the simulation model. Volatility is measured from a base case where rates are assumed to be flat and is expressed as the percentage change, from the base case, in net interest income over a 12-month period. As of June 30, 2003 we were operating within the policy limits.

     The simulation model is kept static with respect to the composition of the balance sheet except that the current model incorporates the effect of the recently announced balance sheet restructuring (which included a reduction of the MBS portfolio, restructuring of borrowings and the share repurchase program). The simulation model, therefore, does not fully reflect our ability to proactively manage in changing market conditions. We may choose to extend or shorten the maturities of our funding sources and redirect cash flows into assets with shorter or longer durations. We may also use certain derivative instruments to reduce the repricing mismatches of our assets and liabilities, including interest rate swaps, interest rate caps/floors, and interest rate collars.

     The assumptions used are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of interest rate changes, changes in market conditions, interest rate differentials (spreads) between maturity/repricing categories, prepayments, and any actions which we may take to counter such changes.

     The following table reflects the estimated change in net interest income based on a gradual increase and decrease in interest rates over a twelve month period from the dates presented:

(dollars in millions)

	Change in Net Interest Income

Change in Interest Rates	$ Change	% Change

+ 200 Basis Points	$26.5	3.36%
+ 100 Basis Points	18.4	2.34
- 100 Basis Points	(6.9)	(0.88)

     Subsequent to the end of the second quarter long-term rates have increased, while short-term rates have remained relatively static resulting in a steeper yield curve. Since we rely on shorter-term liabilities to fund longer-term assets, this move in rates is generally viewed as beneficial to our net interest margin.

Liquidity Risk Management

     The objective of liquidity risk management is to meet our financial obligations and capitalize on new business opportunities. These obligations include the payment of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature and the ability to fund new and existing loans and investments as opportunities arise.

     The Company’s principal source of funds is dividends from its primary subsidiary, North Fork Bank. There are various legal and regulatory limitations under applicable federal and state banking law on the extent to which banking subsidiaries can finance or otherwise supply funds to their holding companies. At June 30, 2003, total dividend capability from our banking subsidiaries was $564 million. North Fork Bank, with its current balance sheet structure, had the ability to dividend approximately $225 million, while still meeting the criteria for a well-capitalized institution under existing capital guidelines. Additional sources of liquidity include borrowings, the sale of available-for-sale securities, and funds available through the capital markets.

     Customer deposits are the primary source of liquidity for our banking subsidiaries. Other sources of liquidity include loan and security principal repayments and maturities, lines-of-credit with certain financial institutions, the ability to borrow under repurchase agreements, Federal Home Loan Bank (“FHLB”) advances utilizing unpledged mortgage backed securities and certain mortgage loans, the sale of available-for-sale securities and the securitization or sale of loans.

     Our banking subsidiaries have the ability to borrow an additional $5.7 billion on a secured basis, utilizing mortgage related loans and securities as collateral. As of June 30, 2003, $2.9 billion in advances and short-term repurchase agreements were outstanding with the FHLB.

     They also maintain arrangements with correspondent banks to provide short-term credit for purposes of meeting regulatory liquidity requirements. These lines of credit aggregated $1.1 billion at June 30, 2003.

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

     The regulatory agencies have amended the risk-based capital guidelines to provide for interest rate risk considerations when determining a banking institution’s capital adequacy. The amendments require institutions to effectively measure and monitor their interest rate risk and to maintain capital adequate for that risk.

     As of June 30, 2003, the most recent notification from the various regulators categorized us as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a Total Risk Adjusted Capital ratio of at least 10%, a Tier 1 Capital Ratio of at least 6%, a Leverage Ratio of at least 5%, and not be subject to any written order, agreement or directive. There are no conditions or events since such notifications that management believes have changed this classification. However, due to the recent issuance of FIN 46, there can be no assurance that the Federal Reserve will continue to allow institutions to include Trust Preferred Securities in Tier I Capital. As of June 30, 2003, we would still exceed the regulatory threshold for capital adequacy assuming the exclusion of our Trust Preferred Securities.

The following table sets forth our risk-weighted capital as of June 30, 2003 and 2002:

	June 30, 2003		June 30, 2002

(dollars in thousands )	Amount	Ratio	Amount	Ratio

Tier 1 Capital	$1,349,440	10.89%	$1,382,308	13.21%
Regulatory Requirement	495,622	4.00	418,492	4.00

Excess	$853,818	6.89%	$963,816	9.21%

Total Risk Adjusted Capital	$1,964,643	15.86%	$1,492,306	14.26%
Regulatory Requirement	991,244	8.00	836,984	8.00

Excess	$973,399	7.86%	$655,322	6.26%

Risk Weighted Assets	$12,390,553		$10,462,300

     Our Leverage Ratio at June 30, 2003 was 6.17%. North Fork Bank’s Tier 1, Total Risk Based and Leverage Ratios were 10.85%, 11.82%, and 6.09%, respectively, at June 30, 2003. Superior’s Tier 1, Total Risk Based and Leverage Ratios were 15.49%, 15.95%, and 6.46%, respectively, at June 30, 2003.

     Federal Reserve Board policy provides that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common stockholders is sufficient to fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality and overall financial condition. In addition, among other things, dividends from a New York-chartered bank, such as North Fork Bank, are limited to the bank’s net profits for the current year plus its prior two years’ retained net profits.

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

     On June 24, 2003, the Board of Directors declared a regular quarterly cash dividend of $.27 per common share. The dividend is payable August 15, 2003, to shareholders of record at the close of business on July 25, 2003.

     Also, on June 24, 2003, the Board of Directors approved an increase in our share repurchase program from the previously authorized level of 4 million shares to 8 million shares, representing 5% of the shares outstanding at such time. As of August 8, 2003, we had purchased 4.4 million shares at an average price of $34.73 per share. Repurchases are made in the open market or through privately negotiated transactions.

Sarbanes-Oxley Act of 2002

     On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law. The Act imposes new significant responsibilities on publicly held companies, particularly in the area of corporate governance. We have carefully reviewed the Act, and are monitoring and responding to the various regulations that have been issued, and continue to be issued, by the Securities and Exchange Commission and The New York Stock Exchange. We have already instituted procedures to address some of the Act’s specific concerns and will continue to adapt our governance structure to the mandates of the law as interpreted by the regulatory authorities in upcoming periods. We have always emphasized best practices in corporate governance as the most effective way of assuring stockholders that their investment is properly managed and their interests remain paramount.

Future Legislation

     From time to time legislation is introduced in Congress and state legislatures with respect to the regulation of financial institutions. Such legislation may change our operating environment and the operating environment of our subsidiaries in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations, would have on our financial condition or results of operations or on our shareholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item is contained throughout Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated by reference herein.

Item 4. Controls and Procedures

     (a)  Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

     (b)  Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is commonly subject to various pending and threatened legal actions relating to the conduct of its normal business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of any such pending or threatened legal actions will not be material to the consolidated financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders held on April 22, 2003, the stockholders voted on:

     1) the election of four directors for a term of three years expiring in 2006:

	Shares Voted For	Shares Withheld

Allan C. Dickerson	134,441,831	1,810,555
Lloyd A. Gerard	133,771,037	2,481,749
John Adam Kanas	132,675,324	3,576,862
Raymond A. Nielsen	134,070,769	2,182,017

Item 6. Exhibits and Reports on Form 8-K

     (a)        The following exhibits are submitted herewith:

Exhibit Number	Description of Exhibit

(11)	Statement Re: Computation of Net Income Per Common and Common Equivalent Share

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)        Reports on Form 8-K

     We filed the following Current Reports on Form 8-K during the period from April 1, 2003 to the date of the filing of this Report:

•	On April 16, 2003, we filed a Current Report on Form 8-K, dated April 16, 2003, which includes information being furnished pursuant to Item 12 but was furnished under Item 9 that included, an announcement of our operating results for the first quarter ended March 31, 2003.

•	On April 23, 2003, we filed a Current Report on Form 8-K, dated April 23, 2003, which includes under Item 9, an announcement that we presented certain financial data and performance trends for the full year 2002 and the most recent quarter ended 2003 at our Annual Meeting of Stockholders on Tuesday, April 22, 2003. This report has been furnished but not filed pursuant to Regulation FD.

•	On June 24, 2003, we filed a Current Report on Form 8-K, dated June 24, 2003, which includes under Item 9, a discussion regarding our recently announced Balance Sheet restructuring, common share repurchase and the potential impact on our financial condition and results of operations. This report has been furnished but not filed pursuant to Regulation FD.

•	On July 16, 2003, we filed a Current Report on Form 8-K, dated July 16, 2003, which includes information being furnished pursuant to Item 12 but was furnished under Item 9 that included, an announcement of our operating results for the second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003	North Fork Bancorporation, Inc.

/s/ Daniel M. Healy

Daniel M. Healy
Executive Vice President and
Chief Financial Officer