Form 10-Q
period 2003-09-30
NORTH FORK BANCORPORATION INC
filed 2003-11-14
CIK 352510

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended: September 30, 2003

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
subject to such filing requirements for the past 90 days:	(X) Yes ( ) No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).	(X)Yes ( ) No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF COMMON STOCK	NUMBER OF SHARES OUTSTANDING – 11/11/03

$.01 Par Value	151,673,008

North Fork Bancorporation, Inc.

Form 10-Q

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited)

	September 30,	December 31,	September 30,
(in thousands, except per share amounts)	2003	2002	2002

Assets:
Cash & Due from Banks	$421,845	$396,725	$310,525
Money Market Investments	259,487	27,613	67,687
Securities:
Available-for-Sale ($1,932,951, $3,639,853 and $3,634,438 pledged at September 30, 2003, December 31, 2002 and September 30, 2002, respectively)	6,809,675	8,555,892	7,996,879
Held-to-Maturity ($66,381, $167,829 and $273,135 pledged at September 30, 2003, December 31, 2002 and September 30, 2002, respectively)	210,808	307,878	435,726

Total Securities	7,020,483	8,863,770	8,432,605

Loans, Net of Unearned Income	12,021,477	11,369,139	11,299,675
Less: Allowance for Loan Losses	119,907	114,995	112,649

Net Loans	11,901,570	11,254,144	11,187,026

Goodwill	410,494	407,132	406,577
Identifiable Intangibles	13,657	16,332	17,284
Premises & Equipment	144,457	132,529	123,017
Accrued Income Receivable	89,568	104,719	107,614
Other Assets	207,037	210,137	172,199

Total Assets	$20,468,598	$21,413,101	$20,824,534

Liabilities and Stockholders’ Equity:
Deposits:
Demand	$3,943,506	$3,417,534	$3,093,616
Savings	3,759,923	3,440,573	3,382,698
NOW & Money Market	4,273,197	3,347,385	2,906,905
Time	1,841,826	1,949,559	2,048,991
Certificates of Deposit, $100,000 & Over	998,786	1,037,479	1,140,171

Total Deposits	14,817,238	13,192,530	12,572,381

Federal Funds Purchased & Securities Sold Under Agreements to Repurchase	1,904,000	3,851,000	3,757,300
Federal Home Loan Bank Advances	1,050,000	1,550,000	1,550,000
Subordinated Debt	481,282	499,140	499,117
Capital Securities	265,184	268,926	266,678
Due To Brokers	115,132	105,227	105,425
Accrued Expenses & Other Liabilities	396,804	432,225	420,260

Total Liabilities	$19,029,640	$19,899,048	$19,171,161

Stockholders’ Equity:
Preferred Stock, par value $1.00; authorized 10,000,000 shares, unissued	—	—	—
Common Stock, par value $0.01; authorized 500,000,000 shares; issued 174,580,778 shares at September 30, 2003	1,746	1,746	1,746
Additional Paid in Capital	372,458	377,311	371,288
Retained Earnings	1,759,876	1,590,594	1,525,950
Accumulated Other Comprehensive Income	22,026	17,991	38,820
Deferred Compensation	(63,290)	(70,562)	(51,962)
Treasury Stock at cost; 23,096,774 shares at September 30, 2003	(653,858)	(403,027)	(232,469)

Total Stockholders’ Equity	1,438,958	1,514,053	1,653,373

Total Liabilities and Stockholders’ Equity	$20,468,598	$21,413,101	$20,824,534

See accompanying notes to consolidated financial statements

Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2003	2002	2003	2002

Interest Income:
Loans	$198,932	$203,711	$591,679	$598,300
Mortgage-Backed Securities	49,695	88,705	202,278	249,324
Other Securities	10,482	8,795	34,786	25,900
U.S. Treasury & Government Agency Securities	243	321	1,363	1,115
State & Municipal Obligations	4,057	3,203	11,836	8,653
Money Market Investments	89	167	358	568
Trading Account Income	309	—	400	—

Total Interest Income	263,807	304,902	842,700	883,860

Interest Expense:
Savings, NOW & Money Market Deposits	14,435	16,797	43,671	47,481
Time Deposits	8,642	12,681	28,114	46,802
Certificates of Deposit, $100,000 & Over	4,400	6,207	14,304	20,429
Federal Funds Purchased & Securities Sold Under Agreements to Repurchase	17,368	26,515	73,666	68,203
Federal Home Loan Bank Advances	12,981	19,340	48,657	58,476
Subordinated Debt	4,636	4,333	18,981	4,333
Capital Securities	1,845	2,632	6,485	12,461

Total Interest Expense	64,307	88,505	233,878	258,185

Net Interest Income	199,500	216,397	608,822	625,675
Provision for Loan Losses	6,500	6,250	19,250	18,750

Net Interest Income after Provision for Loan Losses	193,000	210,147	589,572	606,925

Non-Interest Income:
Customer Related Fees & Service Charges	20,736	19,894	61,362	57,198
Investment Management, Commissions & Trust Fees	3,207	3,882	10,223	13,476
Mortgage Banking Operations	2,769	1,790	8,786	4,419
Check Cashing Fees	1,191	696	3,452	2,172
Other Operating Income	5,746	2,909	14,256	8,934
Securities Gains, net	381	2,689	6,677	4,070
Gain on Sale of Facilities	—	—	10,980	—

Total Non-Interest Income	34,030	31,860	115,736	90,269

Non-Interest Expense:
Employee Compensation & Benefits	48,396	45,551	144,811	129,364
Occupancy & Equipment, net	17,116	14,398	49,026	41,278
Other Operating Expenses	18,350	17,981	52,061	51,027
Amortization of Identifiable Intangibles	891	952	2,675	2,856
Debt Restructuring Costs	—	—	11,955	—

Total Non-Interest Expense	84,753	78,882	260,528	224,525

Income Before Income Taxes	142,277	163,125	444,780	472,669
Provision for Income Taxes	47,947	56,278	150,798	163,071

Net Income	$94,330	$106,847	$293,982	$309,598

Earnings Per Share - Basic	$0.63	$0.67	$1.94	$1.93
Earnings Per Share - Diluted	$0.63	$0.66	$1.92	$1.91

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)

(in thousands)	2003	2002

For the Nine Months Ended September 30,
Cash Flows from Operating Activities:
Net Income	$293,982	$309,598
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	19,250	18,750
Depreciation	11,288	9,945
Amortization of Deferred Compensation	7,413	6,652
Amortization of Identifiable Intangibles	2,675	2,856
Amortization of Premiums	75,752	20,680
Accretion of Discounts and Net Deferred Loan Fees	(20,773)	(36,747)
Securities Gains, Net	(6,677)	(4,070)
Gain on Sale of Facilities	(10,980)	—
Debt Restructuring Costs	11,955	—
Purchases of Trading Assets	(24,938)	(16,685)
Sales of Trading Assets	27,355	18,091
Other, Net	(1,358)	64,336

Net Cash Provided by Operating Activities	384,944	393,406

Cash Flows from Investing Activities:
Purchases of Securities Held-to-Maturity	(50,998)	(551)
Maturities, Redemptions, Calls and Principal Repayments on Securities Held-to-Maturity	146,819	274,041
Purchases of Securities Available-for-Sale	(5,074,853)	(5,193,723)
Proceeds from Sales of Securities Available-for-Sale (1)	1,345,058	120,530
Maturities, Redemptions, Calls and Principal Repayments on Securities Available-for-Sale	5,401,812	2,100,964
Loans Originated, Net of Principal Repayments and Charge-offs	(960,190)	(1,070,126)
Proceeds from the Sale of Loans	306,374	172,859
Transfers to Other Real Estate, Net of Sales	(193)	20
Purchases of Premises and Equipment, Net	(25,064)	(22,184)

Net Cash Provided by/(Used in) Investing Activities	1,088,765	(3,618,170)

Cash Flows from Financing Activities:
Net Increase in Customer Deposits Liabilities	1,624,708	1,269,075
Net (Decrease)/Increase in Borrowings	(2,458,955)	1,615,118
Purchase of Treasury Stock	(264,193)	(21,088)
Exercise of Options and Common Stock Sold for Cash	8,389	12,439
Proceeds from the Issuance of Subordinated Debt	—	495,929
Cash Dividends Paid	(126,664)	(119,431)

Net Cash (Used in)/Provided by Financing Activities	(1,216,715)	3,252,042

Net Increase in Cash and Cash Equivalents	256,994	27,278
Cash and Cash Equivalents at Beginning of the Period	424,338	350,934

Cash and Cash Equivalents at End of the Period	$681,332	$378,212

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest Expense	$247,723	$261,088

Income Taxes	157,263	95,453

During the Period the Company Purchased Various Securities which Settled in the Subsequent Period	115,132	105,425

See accompanying notes to consolidated financial statements

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Deferred	Treasury
(Dollars in thousands, except per share amounts)	Stock	Capital	Earnings	Income	Compensation	Stock	Total

Balance, December 31, 2001	$1,746	$364,345	$1,337,564	$10,341	($42,535)	($234,453)	$1,437,008
Net Income	—	—	309,598	—	—	—	309,598
Cash Dividends ($.74 per share)	—	—	(121,212)	—	—	—	(121,212)
Issuance of Stock (103,265 shares)	—	1,844	—	—	—	2,097	3,941
Restricted Stock Activity, net	—	7,470	—	—	(9,427)	7,719	5,762
Stock Based Compensation Activity, net	—	(2,371)	—	—	—	13,256	10,885
Purchases of Treasury Stock (600,000 shares)	—	—	—	—	—	(21,088)	(21,088)
Accumulated Other Comprehensive Income	—	—	—	28,479	—	—	28,479

Balance, September 30, 2002	$1,746	$371,288	$1,525,950	$38,820	($51,962)	($232,469)	$1,653,373

Balance, December 31, 2002	$1,746	$377,311	$1,590,594	$17,991	($70,562)	($403,027)	$1,514,053
Net Income	—	—	293,982	—	—	—	293,982
Cash Dividends ($.81 per share)	—	—	(124,700)	—	—	—	(124,700)
Issuance of Stock (124,383 shares)	—	771	—	—	—	3,400	4,171
Restricted Stock Activity, net	—	162	—	—	7,272	(41)	7,393
Stock Based Compensation Activity, net	—	(5,786)	—	—	—	10,003	4,217
Purchases of Treasury Stock (7,776,400 shares)	—	—	—	—	—	(264,193)	(264,193)
Accumulated Other Comprehensive Income	—	—	—	4,035	—	—	4,035

Balance, September 30, 2003	$1,746	$372,458	$1,759,876	$22,026	($63,290)	($653,858)	$1,438,958

See accompanying notes to consolidated financial statements

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2003	2002	2003	2002

Net Income	$94,330	$106,847	$293,982	$309,598
Other Comprehensive Income:
Unrealized (Losses)/Gains On Securities:
Changes in Unrealized (Losses)/Gains Arising During The Period	(38,646)	8,257	(8,096)	72,080
Less: Reclassification Adjustment For Gains Included in Net Income	(381)	(2,689)	(6,677)	(4,070)

	(39,027)	5,568	(14,773)	68,010

Unrealized Gains/(Losses) On Derivative Instruments:
Changes in Unrealized Gains/(Losses) Arising During the Period	1,276	(21,933)	(5,950)	(41,533)
Plus: Reclassification Adjustment for Expenses/Losses Included in Net Income	2,675	8,675	27,801	23,486

	3,951	(13,258)	21,851	(18,047)

Other Comprehensive (Loss)/Income, Before Income Taxes	($35,076)	($7,690)	$7,078	$49,963
Benefit/(Provision) for Income Taxes on Items of Other Comprehensive Income	15,083	3,306	(3,043)	(21,484)

Net Other Comprehensive (Loss)/Income	($19,993)	($4,384)	$4,035	$28,479

Comprehensive Income	$74,337	$102,463	$298,017	$338,077

See accompanying notes to consolidated financial statements

North Fork Bancorporation, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2003 and 2002

          In this quarterly report filed on Form 10-Q, where the context requires, “the Company”, “North Fork”, “we”, “us”, and “our” refer to North Fork Bancorporation, Inc. and its subsidiaries.

Basis of Presentation

     Our accounting and reporting policies are in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual results could differ from those estimates. In our opinion, all adjustments have been made for a fair presentation of the results of operations in these financial statements. We have no unconsolidated subsidiaries or unconsolidated special purpose entities.

     You should read these consolidated financial statements and related management’s discussion and analysis together with the financial information in our 2002 Annual Report on Form 10-K, previously filed with the SEC. In reviewing and understanding our financial information, you are encouraged to read the significant accounting policies (See Note 1 - Summary of Significant Accounting Policies of our 2002 Annual Report) which are used in preparing our consolidated financial statements. There have not been any significant changes in the factors or methodology used in determining our accounting estimates or applied in our critical accounting policies since December 2002 that are material in relation to our financial condition or results of operations. Of these policies, we believe the most critical is the accounting for the allowance for loan losses.

          Results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results of operations which may be expected for the full year 2003 or any future interim period.

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

Guarantor’s Accounting and Disclosure Requirements for Guarantees

     On January 1, 2003, we adopted the recognition and measurement provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). It requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted the disclosure provisions of FIN 45 in our December 31, 2002 consolidated financial statements. FIN 45 requires additional disclosures by a guarantor about its obligations under certain guarantees that it has issued. The most significant instruments impacted for us are financial and performance standby letters of credit. The required disclosure has been incorporated into Management’s Discussion and Analysis - “Credit Related Commitments”. The adoption of FIN 45 was not material to our financial statements.

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

     The provisions of FIN 46 were effective immediately for VIE’s created after January 31, 2003. For VIE’s in which a public enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46’s original effective date was July 1, 2003. However, the effective date was delayed as FASB issued a proposed interpretation to clarify and modify certain issues arising in the implementation of FIN 46. The proposed clarifications and modifications would apply in financial statements for the first period ending after December 15, 2003. In its current form, FIN 46 may require bank holding companies, such as North Fork, that have used controlled business trusts to raise financing by issuing trust preferred securities (Capital Securities), to deconsolidate their investments in those trusts and to exclude the trust preferred securities from their financial statements.

     Deconsolidation would result in the re-characterization of the liability currently reflected as “Capital Securities” in the consolidated balance sheets as a liability to the trusts that have issued the securities. There would be no change in the carrying amount of the liability and there should be no income statement impact upon adoption. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities (Capital Securities) in Tier I capital for regulatory capital purposes until further notice. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary, provide further appropriate guidance. However, there can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of September 30, 2003, assuming we were not allowed to include the Capital Securities issued by North Fork Capital Trust I, North Fork Capital Trust II, and Reliance Capital Trust I in Tier I capital, we would still exceed the regulatory threshold for capital adequacy.

Accounting for Stock Based Compensation

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative transition methods for voluntary a change to the fair value method of accounting for stock-based employee compensation. It also amended SFAS 123 disclosure provisions to require prominent disclosure in annual and interim financial statements about the method used and the effect on reported results. The transitional requirements of SFAS 148 were effective for fiscal years ending after December 15, 2002. We continue to account for our stock-based compensation plans using the intrinsic value method, as permitted under SFAS 123. Compensation expense has not been recognized in the accompanying statements of income for stock-based compensation plans, other than for restricted stock awards. Restricted stock awards are recorded as deferred compensation, a component of stockholders’ equity, at fair value at the date of grant and are amortized to compensation expense over the awards’ specified vesting periods. Under SFAS 148 and SFAS 123, issuers electing to apply the intrinsic value method, are also required to disclose the pro-forma impact on net income and earnings per share that the fair value-based method would have had if applied rather than the intrinsic value method (See Footnote 14 - “Common Stock Plans” in our 2002 annual report for additional disclosure). Stock options are typically awarded at year end and contain a nominal vesting period. Since the pro forma effect on net income of expensing stock options during the three and nine months ended September 30, 2003 is nominal, we have not included such pro forma compensation expense and it related effect on net income. There would be no related effect on pro forma earnings per share for the three and nine months ended September 30, 2003.

Accounting for Derivative Instruments and Hedging Activities

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003. Adoption of SFAS 149 did not have a material effect on our financial statements.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003; otherwise it is effective at the beginning of the first interim period beginning after June 15, 2003. However, the effective date of the statement's provisions related to the classification and measurement of certain mandatorily redeemable non-controlling interests has been deferred indefinitely by the FASB, pending further Board action. Adoption of SFAS 150 is not expected to have a material effect on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement

This document, including information incorporated by reference, contains “forward-looking statements” (as that term is defined in the Private Securities Litigation Reform Act of 1995). In addition, senior management may make forward-looking statements orally to analysts, investors, the media, and others. These forward looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly”.

Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, expected or anticipated revenues, results of operations and our business, with respect to:

•	projections of revenues, income, earnings per share, capital expenditures, assets, liabilities, dividends, capital structure, or other financial items;

•	statements regarding the adequacy of the allowance for loan losses or other reserves;

•	descriptions of plans or objectives of management for future operations, products, or services, including pending acquisition transactions;

•	forecasts of future economic performance; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.

Factors which could cause or contribute to such differences include, but are not limited to:

•	general business and economic conditions on both a regional and national level

•	worldwide political and social unrest, including acts of war and terrorism

•	increased competition in the products and services we offer and the markets in which we conduct our business

•	unanticipated developments in the interest rate environment

•	fluctuations in the capital and bond markets, which may directly or indirectly affect our asset portfolio

•	legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry

•	technological changes, including the impact of the Internet

•	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board

•	accounting principles, policies, practices or guidelines

•	changes in corporate law and best practices

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

Company Description

          We are a multi-bank holding company headquartered in Melville, New York. We operate 173 retail banking branches in the New York Metropolitan area with one branch in New Jersey and another in Connecticut. North Fork Bank, a New York chartered trust company, is our primary subsidiary and branch network outlet. At September 30, 2003, North Fork Bank’s assets and revenues represented approximately 95% of our consolidated assets and revenues. North Fork Bank provides banking and financial services to middle market and small businesses, local government units, not-for-profit entities and consumers in the greater New York Metropolitan area. Our non-bank subsidiaries offer financial services such as asset management, trust, and securities brokerage and related annuity and mutual fund products. Our other banking subsidiary, Superior Savings of New England, N.A., is a nationally chartered bank that focuses on gathering deposits throughout the northeast United States.

          We operate in a densely populated area encompassing the New York City boroughs of Manhattan, Queens, Brooklyn and the Bronx and the four neighboring New York counties of Nassau, Suffolk, Westchester and Rockland. This geographic area has a population exceeding 12 million people comprising over 4 million households and commercial banking deposits approaching $400 billion. A significant portion of these deposits are controlled by a few multi-national banking organizations. This competitively attractive environment provides multiple opportunities to gain market share through internal growth, branch expansion and strategic acquisitions.

Financial Summary

Overview

          Selected financial highlights for the three and nine months ended September 30, 2003 and 2002 are set forth in the table below. The succeeding discussion and analysis describes the changes in components of operating results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands, except ratios & per share amounts)	2003	2002	2003	2002

Earnings:
Net Income	$94,330	$106,847	$293,982	$309,598

Per Share:
Earnings Per Share - Basic	$0.63	$0.67	$1.94	$1.93
Earnings Per Share - Diluted	$0.63	$0.66	$1.92	$1.91
Cash Dividends	$0.27	$0.25	$0.81	$0.74
Dividend Payout Ratio	42.66%	38.13%	42.42%	39.15%
Book Value	$9.50	$10.11	$9.50	$10.11
Average Equivalent Shares - Basic	148,853	160,307	151,879	160,398
Average Equivalent Shares - Diluted	150,510	162,248	153,464	162,305

Selected Ratios:
Return on Average Total Assets	1.80%	2.18%	1.82%	2.28%
Return on Average Stockholders’ Equity	25.59%	25.49%	26.11%	25.66%
Yield on Interest Earning Assets	5.56%	6.81%	5.76%	7.11%
Cost of Funds	1.67%	2.44%	1.93%	2.58%
Net Interest Margin	4.23%	4.87%	4.20%	5.07%
Core Efficiency Ratio (1)	35.38%	31.37%	34.25%	30.80%

(1)	The core efficiency ratio is used by the financial services industry to measure an organization’s operating efficiency. It represents the ratio of non-interest expense, excluding debt restructuring costs, to net interest income on a tax equivalent basis and non-interest income, excluding facilities and securities gains.

Balance Sheet Restructuring and Capital Management

          During the past several years, we have periodically taken advantage of the prevailing economic conditions to leverage our excess capital through the purchase of mortgage-backed securities, funded principally with short-term borrowings, generating approximately $150 million in additional capital since 2000. Between the latter half of 2002 and May 2003, we accelerated our leveraging strategy, adding approximately $3 billion in mortgage-backed securities funded principally with short-term borrowings and $500 million in subordinated debt proceeds. This decision capitalized on attractive spreads between these assets and liabilities due in part to a weak economic environment and the interest rate environment during that period. As rates continued to decline in the first half of 2003, the yields available to reinvest portfolio cash flows were at historically low levels. During this time period, prepayment activity also accelerated, shortening the anticipated lives of our mortgage-backed securities and accelerating premium amortization, which reduced net interest income and applied additional pressure on our net interest margin. These facts coupled with the prospect of a near term economic recovery led us to reevaluate our strategy. In the second quarter of 2003, we decided to restructure our balance sheet by reducing the securities portfolio by approximately $2.5-$3.0 billion with proceeds used to liquidate short-term borrowings. We also restructured $1 billion in longer-term borrowings and redeployed excess capital through our share repurchase program.

          As of September 30, 2003, we had completed the balance sheet restructuring and strengthened our interest rate risk profile by reducing our securities portfolio. This mitigated our exposure to extension risk and reduced the potential for significant unrealized losses. The portfolio was reduced by $2.4 billion on a linked quarter basis and approximately $3 billion from an interim period high, through $1.1 billion in sales, at a gain of $0.4 million, and portfolio cash flows. The sales proceeds, received in July 2003, and monthly portfolio cash flows were used to reduce short-term borrowings through September 2003. Our borrowing portfolio should approximate $4.0 billion while our securities portfolio should range between $7.0-$7.5 billion dollars in the near future. These anticipated levels are dependent upon loan demand, deposit growth, securities portfolio cash flows and the movement of market interest rates in prospective quarters.

The $1 billion in longer-term borrowings were restructured as follows:

•	$300 million of variable rate term-borrowings were prepaid and their underlying pay fixed swaps maturing in 2004 were canceled, resulting in a $6.6 million charge in June 2003.

•	$200 million of fixed rate term-borrowings maturing in 2004 were prepaid, resulting in a $5.3 million charge in June 2003.

•	$500 million of Subordinated Debt was converted from fixed to floating using interest rate swaps.

•	$45 million of 8.17% Capital Securities was converted from fixed to floating using interest rate swaps.

          (For further details regarding the above swaps and related borrowings, see the “Derivative Financial Instruments” section.)

          As part of this plan, the Board of Directors approved an increase in our share repurchase program, authorizing the repurchase of up to 8 million shares, or 5% of the shares outstanding. As of September 30, 2003, we had repurchased 5.2 million shares (4.9 million shares were repurchased in the third quarter) at an average per share price of $34.58.

          The restructuring, although reducing net interest income and net income, improved our net interest margin by approximately 15 basis points on a linked quarter basis. Our share repurchase program mitigated the restructuring’s negative impact on earnings per share. Based upon our anticipated security and borrowing levels and expected loan and deposit growth, we do not disagree with the current fourth quarter I/B/E/S mean earnings per share estimates. However, it is important to note that future net interest income, margin trends and earnings per share trends will continue to be dependent on loan demand, deposit growth, the timing and extent of future share repurchases and the movement of market interest rates. Future operating results will also be impacted by trends in the overall economy.

Net Income

          Net income for the current quarter was $94.3 million or diluted earnings per share of $ .63 compared to $106.8 million or $.66 diluted earnings per share in 2002. Returns on average equity and assets during the quarter were 25.6% and 1.80%, respectively, compared to 25.5% and 2.18% in 2002.

          Net income for the first nine months of 2003 totaled $294 million or diluted earnings per share of $1.92 compared to $309.6 million or diluted earnings per share $1.91 for the nine month period ended September 30, 2002. Returns on average equity and assets for the nine month period in 2003 were 26.1% and 1.82%, respectively, compared to 25.7% and 2.28% in 2002. Net income in the current year included gains from sale of certain facilities totaling $11 million and a charge of $12 million associated with restructuring $1 billion in longer-term borrowings, both recognized during second quarter 2003.

Net Interest Income

          Net interest income is the difference between interest earned on assets and interest incurred on liabilities and constituted 85% of total revenue for the period. Net interest income is affected by the level and composition of assets, liabilities and equity, as well as changes in market interest rates.

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

          The following table presents an analysis of net interest income (on a tax equivalent basis) by each major category of interest earning assets and interest-bearing liabilities for the three months ended September 30:

	2003			2002

	Average		Average	Average		Average
(dollars in thousands )	Balance	Interest	Rate	Balance	Interest	Rate

Interest Earning Assets:
Securities (1)	$7,310,088	$70,683	3.84%	$6,919,935	$106,345	6.10%
Loans, net (2)	11,947,125	199,344	6.62%	11,149,624	204,043	7.26%
Money Market Investments	36,348	123	1.34%	37,275	236	2.51%

Total Interest Earning Assets (3)	19,293,561	270,150	5.56%	18,106,834	310,624	6.81%

Non Interest Earning Assets:
Cash and Due from Banks	425,619			362,328
Other Assets (1)	1,117,611			980,012

Total Assets	$20,836,791			$19,449,174

Interest Bearing Liabilities:
Savings, NOW & Money Market Deposits	$7,880,067	$14,435	0.73%	$6,241,761	$16,797	1.07%
Time Deposits	2,945,503	13,042	1.76%	3,150,981	18,888	2.38%

Total Savings and Time Deposits	10,825,570	27,477	1.01%	9,392,742	35,685	1.51%
Federal Funds Purchased & Securities Sold Under Agreements to Repurchase	2,448,722	17,368	2.81%	2,909,503	26,515	3.62%
Federal Home Loan Bank Advances	1,227,717	12,981	4.19%	1,550,000	19,340	4.95%
Subordinated Debt (4)	493,801	4,636	3.72%	298,382	4,333	5.76%
Capital Securities (4)	273,291	1,845	2.68%	252,378	2,632	4.14%

Total Borrowings	4,443,531	36,830	3.29%	5,010,263	52,820	4.18%

Total Interest Bearing Liabilities	15,269,101	64,307	1.67%	14,403,005	88,505	2.44%

Rate Spread			3.89%			4.37%
Non-Interest Bearing Liabilities
Demand Deposits	3,775,735			2,956,411
Other Liabilities	324,586			379,160

Total Liabilities	19,369,422			17,738,576
Stockholders’ Equity	1,467,369			1,710,598

Total Liabilities and Stockholders’ Equity	$20,836,791			$19,449,174

Net Interest Income and Net Interest Margin		205,843	4.23%		222,119	4.87%
Less: Tax Equivalent Adjustment (3)		(6,343)			(5,722)

Net Interest Income		$199,500			$216,397

(1)	For purposes of these computations, unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(2)	For purposes of these computations, non-accrual loans are included in average loans.

(3)	Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investments in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after-tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.77, $1.67, $1.55, $1.25, and $1.06 for the three months ended September 30, 2003; and $1.77, $1.68, $1.55, $1.23, and $1.35 for the three months ended September 30, 2002.

(4)	For purposes of these computations, the fair value adjustments from hedging activities are included in the average balance of the related hedged item.

The following table presents an analysis of net interest income (on a tax equivalent basis) by each major category of interest earning assets and interest-bearing liabilities for the nine months ended September 30:

	2003			2002

	Average		Average	Average		Average
(dollars in thousands )	Balance	Interest	Rate	Balance	Interest	Rate

Interest Earning Assets:
Securities (1)	$8,266,752	$267,995	4.33%	$6,059,830	$300,145	6.62%
Loans, net (2)	11,682,451	592,833	6.78%	10,823,088	599,274	7.40%
Money Market Investments	43,973	519	1.58%	45,066	705	2.09%

Total Interest Earning Assets (3)	19,993,176	861,347	5.76%	16,927,984	900,124	7.11%

Non Interest Earning Assets:
Cash and Due from Banks	418,980			355,476
Other Assets (1)	1,182,289			906,352

Total Assets	$21,594,445			$18,189,812

Interest Bearing Liabilities:
Savings, NOW & Money Market Deposits	$7,320,577	$43,671	0.80%	$5,857,233	$47,481	1.08%
Time Deposits	3,030,722	42,418	1.87%	3,263,754	67,231	2.75%

Total Savings and Time Deposits	10,351,299	86,089	1.11%	9,120,987	114,712	1.68%
Federal Funds Purchased & Securities Sold Under Agreements to Repurchase	3,637,107	73,666	2.71%	2,356,337	68,203	3.87%
Federal Home Loan Bank Advances	1,407,326	48,657	4.62%	1,550,000	58,476	5.04%
Subordinated Debt (4)	497,336	18,981	5.10%	100,554	4,333	5.76%
Capital Securities (4)	270,419	6,485	3.21%	247,156	12,461	6.74%

Total Borrowings	5,812,188	147,789	3.40%	4,254,047	143,473	4.51%

Total Interest Bearing Liabilities	16,163,487	233,878	1.93%	13,375,034	258,185	2.58%

Rate Spread			3.83%			4.53%
Non-Interest Bearing Liabilities
Demand Deposits	3,536,737			2,813,337
Other Liabilities	362,909			355,764

Total Liabilities	20,063,133			16,544,135
Stockholders’ Equity	1,531,312			1,645,677

Total Liabilities and Stockholders’ Equity	$21,594,445			$18,189,812

Net Interest Income and Net Interest Margin		627,469	4.20%		641,939	5.07%
Less: Tax Equivalent Adjustment (3)		(18,647)			(16,264)

Net Interest Income		$608,822			$625,675

(1)	For purposes of these computations, unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(2)	For purposes of these computations, non-accrual loans are included in average loans.

(3)	Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investments in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after-tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.77, $1.66, $1.55, $1.24 and $1.07 for the nine months ended September 30, 2003; and $1.77, $1.66, $1.55, $1.24 and $1.12 for the nine months ended September 30, 2002.

(4)	For purposes of these computations, the fair value adjustments from hedging activities are included in the average balance of the related hedged item.

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

	Three Months Ended			Nine Months Ended
	2003 vs. 2002

		Change in			Change in
	Average	Average	Net Interest	Average	Average	Net Interest
(in thousands)	Volume	Rate	Income	Volume	Rate	Income

Interest Income from Earning Assets:
Securities	$4,550	($40,212)	($35,662)	$90,999	($123,149)	($32,150)
Loans, net	14,018	(18,717)	(4,699)	45,646	(52,087)	(6,441)
Money Market Investments	(6)	(107)	(113)	(17)	(169)	(186)

Total Interest Income	18,562	(59,036)	(40,474)	136,628	(175,405)	(38,777)

Interest Expense on Liabilities:
Savings, NOW & Money Market Deposits	3,774	(6,136)	(2,362)	10,340	(14,150)	(3,810)
Time Deposits	(1,169)	(4,677)	(5,846)	(4,607)	(20,206)	(24,813)
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	(3,900)	(5,247)	(9,147)	29,716	(24,253)	5,463
Other Borrowings	(5,491)	(868)	(6,359)	(8,223)	(1,596)	(9,819)
Subordinated Debt	2,186	(1,883)	303	15,199	(551)	14,648
Capital Securities	203	(990)	(787)	1,079	(7,055)	(5,976)

Total Interest Expense	(4,397)	(19,801)	(24,198)	43,504	(67,811)	(24,307)

Net Change in Net Interest Income	$22,959	($39,235)	($16,276)	$93,124	($107,594)	($14,470)

(1)	The above table is presented on a tax equivalent basis.

(2)	For purposes of these computations, non-accrual loans are included in average loans.

The following table summarizes the net interest margin components over the last several quarters. Factors contributing to the net interest margin are outlined in the succeeding discussion and analysis.

		2003			2002
	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr

Interest Earning Assets:
Securities	3.84%	4.14%	4.96%	5.45%	6.10%	6.72%
Loans, net	6.62%	6.73%	7.02%	7.12%	7.26%	7.42%
Money Market Investments	1.34%	1.54%	1.77%	1.96%	2.51%	2.13%

Total Interest Earning Assets	5.56%	5.60%	6.12%	6.42%	6.81%	7.16%

Interest Bearing Liabilities:
Total Savings and Time Deposits	1.01%	1.12%	1.22%	1.30%	1.51%	1.63%
Total Borrowings	3.29%	3.30%	3.58%	3.89%	4.18%	4.69%

Total Interest Bearing Liabilities	1.67%	1.97%	2.15%	2.29%	2.44%	2.55%

Interest Rate Spread	3.89%	3.63%	3.97%	4.13%	4.37%	4.61%
Net Interest Margin	4.23%	4.00%	4.36%	4.58%	4.87%	5.18%

          During the current quarter, net interest income declined $16.9 million from the third quarter 2002 and net interest margin dropped 64 basis points from 4.87% to 4.23%. The margin compression’s effect on net interest income was partially offset by $1.2 billion of average interest earning asset growth between the comparable quarters concentrated in the loan portfolio. During the nine months ended September 30, 2003, net interest income also declined $16.9 million from the prior year period and the net interest margin declined 87 basis points from 5.07% to 4.20%. The margin compression’s effect on net interest income was partially offset by $3.1 billion of average interest earning asset growth concentrated in the securities portfolio. These contradictory interest earning asset trends between the comparable quarters and nine month periods principally reflect the timing of our 2002 leverage strategy and the June 2003 balance sheet restructuring strategy (See Balance Sheet Restructuring and Capital Management section). During the first half of 2002, the impact of declining rates was initially positive on our net interest margin, as our liabilities repriced at an accelerated pace. However, the sustained nature of low interest rates reduced our asset yields, and this coupled with our leveraging strategy, compressed our net interest margin while increasing net interest income through June 2003. On a linked quarter basis, the net interest margin has improved 23 basis points and should continue to modestly improve in the near term due to the successful restructuring, strong commercial loan and deposit growth, lower deposit costs and the stabilization of market interest rates.

          Interest income in this quarter declined $41.1 million to $263.8 million compared to $304.9 million in 2002. During this same period, the yield on average interest earning assets declined 125 basis points from 6.81% to 5.56%.

          Loans averaged $11.9 billion in the current quarter representing an $800 million increase or 7.2% when compared to 2002, while yields declined 64 basis points to 6.62%. This yield compression offset the positive effects of higher loan balances during these periods. Loan growth has been concentrated in higher yielding commercial loans, generating core commercial deposit growth and mitigating our exposure to rising interest rates. We have experienced loan growth in all categories, with the exception of residential mortgages. Due to historically low market interest rates, fixed rate residential mortgage origination and refinancing activity was strong. To lessen our exposure to rising interest rates, we have sold substantially all fixed rate originations into the secondary markets. Factors contributing to the overall decline in yields include new originations and refinancing activity occurring at market rates, increased prepayment levels, and adjustable rate loans resetting downward. As of September 30, 2003, the loans-to-deposits ratio was 81%, demonstrating that sufficient liquidity exists to fund further loan growth with deposits. Loan growth should approximate the prior year’s growth rate for the balance of 2003.

          Securities averaged $7.3 billion in the current quarter representing a $390 million increase from 2002 as yields declined 226 basis points to 3.84%. During the nine months ended September 30, 2003, securities averaged $8.3 billion or an increase of $2.2 billion from 2002 while yields declined 229 basis points to 4.33%. The decrease in average security growth between the nine month and three month periods is a direct result of our June 2003 restructuring strategy (See Balance Sheet Restructuring and Capital Management section). Portfolio yields and interest income were negatively impacted as cash flows and purchases were invested at market yields. To mitigate extension risk, we purchased short duration securities that by their nature have lower yields. Additionally, yields and income were negatively impacted by prepayment activity, which shortened the anticipated lives and accelerated premium amortization, reducing security yields by 118 basis points compared to 28 basis points in third quarter 2002. As market interest rates begin to stabilize, prepayment activity should decline, extending the mortgage backed securities’ anticipated lives and related premium amortization. These factors should have a positive effect on portfolio yields in the near future. We anticipate portfolio cash flows to approximate $150-$200 million per month for the balance of 2003 as compared to $500-$600 million per month for 2002 and the first half of 2003.

          Average interest bearing liabilities rose $866 million to $15.3 billion, while overall funding costs declined 77 basis points to 1.67% during the quarter. During the nine months ended September 30, 2003, average interest bearing liabilities rose $2.8 billion to $16.2 billion, while overall funding costs declined 65 basis points to 1.93%. The slow down in average interest bearing liability growth, specifically borrowings, for the quarter is a direct result of our June 2003 restructuring strategy. For both the three and nine months ended September 30, 2003, interest expense declined $24 million compared to the comparable prior periods. The decline in average funding costs has been positively impacted by the sustained growth in lower cost customer deposits, especially interest free demand deposits, our short-term borrowings during the nine month period ended 2003, and the repayment of these short-term borrowings commencing in the second quarter 2003.

          Average demand deposits grew $819 million or 28% to $3.8 billion in the third quarter 2003 and had a positive impact on our net interest margin. At period end, these deposits represented 27% of total deposits. Average Savings, NOW and Money Market deposits increased $1.6 billion or 26% to $7.9 billion while the corresponding cost of funds declined 34 basis points to 0.73%. These core deposits have traditionally provided us with low cost funding, positively benefiting our net interest margin and income. The benefits of growing core deposits have been mitigated by the sustained low interest rate environment. However, these deposits have enhanced the value of our franchise and should further enhance our net interest income and the margin in the eventuality of rising interest rates. Average time deposits and their related cost declined $205 million and 62 basis points from the prior year quarter. We believe that certain time deposit customers are only attracted by rate and not customer service. We do not actively compete for these time deposits since their average costs are significantly higher than our average core deposit costs.

          Average total borrowings declined $567 million to $4.4 billion in the third quarter 2003 compared to 2002, and the related costs declined 89 basis points to 3.29%. Average borrowings represented 29% of total interest bearing liabilities as compared to 35% during the third quarter 2002. By contrast, during the nine months ended September 30, 2003, average total borrowings rose $1.6 billion from the prior year period to $5.8 billion, while overall funding costs declined 111 basis points to 3.40%. These conflicting trends were a direct result of our leveraging and restructuring strategies as previously described. At September 30, 2003, collateralized borrowings (repurchase agreements and FHLB advances) maturing or repricing in less than one year totaled $1.3 billion and had a weighted average cost of 1.41%. Collateralized borrowings with a weighted average maturity of 3.7 years totaled $1.7 billion and had a weighted average cost of 5.50%. Certain collateralized borrowings were extended and their costs fixed through the use of interest rate swaps, which increased interest expense by approximately $2.7 million and $8.7 million for the third quarters of 2003 and 2002, respectively. During the nine months ended September 30, 2003 and 2002, these swaps increased interest expense by approximately $21.2 million and $23.5 million, respectively. In June 2003, $850 million of these interest rate swaps matured and an additional $300 million, with 2004 maturity dates, were canceled and the underlying borrowings repaid (See Balance Sheet Restructuring and Capital Management section).

          Also contributing to the increase in average total borrowings was the issuance of $500 million in Subordinated Debt in August 2002 with an original weighted average cost of 5.79%. In late June 2003, we used interest rate swaps to convert $350 million of Subordinated Debt from fixed to floating indexed to 3 month LIBOR. In July 2003, the remaining $150 million in Subordinated Debt was also converted to a floating rate indexed to 3 month LIBOR. For the three and nine months ended September 30, 2003, these swaps decreased interest expense by approximately $2.6 million.

          In June 2002, interest rate swaps were used to convert $200 million in Capital Securities from fixed to floating indexed to 3 month LIBOR. In July 2003, we used interest rate swaps to convert the remaining $45 million of our Capital Securities from fixed to floating, indexed to 3 month LIBOR. For the three and nine months ended September 30, 2003, these swaps decreased interest expense by approximately $3.3 million and $8.9 million, respectively. For the three and nine months ended September 30, 2002, these swaps decreased interest expense by approximately $2.5 million and $3.0 million, respectively.

Provision and Allowance for Loan Losses

          In the third quarter of 2003, we increased our provision for loan losses to $6.5 million, as compared to $6.3 million for the same period of 2002. Provisioning levels remained approximately consistent with loan growth. As of September 30, 2003, the ratio of the allowance for loan losses to non-performing loans was 939% and the allowance for loan losses to total loans was 1.0%. Net charge-offs, as an annualized percentage of average loans, was 14 basis points in the 2003 third quarter.

          The evaluation process for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require our prompt attention. Conditions giving rise to such action are business combinations or other acquisitions or dispositions of large quantities of loans, dispositions of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend.

          Recognition is also given to the changed risk profile resulting from previous business combinations, customer knowledge, the results of the ongoing credit-quality monitoring processes and the cyclical nature of economic and business conditions. An important consideration in applying these methodologies is our concentration of real estate related loans located in the New York metropolitan area.

               The methodology employed for assessing the appropriateness of the allowance consists of the following criteria:

•	Establishment of reserve amounts for all specifically identified criticized loans, including those arising from business combinations and those designated as requiring special attention by our internal loan review program, bank regulatory examinations or our external auditors.

•	Application of an average loss experience factor to smaller balance homogenous types of loans (residential mortgages and consumer loans) not subject to specific review.

•	An allocation to the remaining loans giving effect to historical loss experience, cyclical trends and current economic conditions.

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

               Other evidentiary matter used to evaluate the adequacy of the allowance for loan losses is the amount and trend of criticized loans, the results of regulatory examinations, peer group comparisons and economic data associated with the relevant markets, specifically the local real estate market. This information may result in an overall allowance level greater than the amount determined by the allocation process described above.

               Since many loans depend upon the sufficiency of collateral, any adverse trend in the real estate markets could seriously affect underlying values available to protect us from loss.

          Based upon our evaluation process, we consider the allowance for loan losses to be adequate at September 30, 2003.

The following table is a summary of the changes in the allowance for loan losses and reflects net charge-offs by loan type for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	2003	2002	2003	2002

Balance at Beginning of Period	$117,753	$109,998	$114,995	$103,801
Provision for Loan Losses	6,500	6,250	19,250	18,750
Less: Net Loans Charged-off/(Recoveries):
Commercial Mortgages	(36)	5	(34)	979
Consumer	1,926	1,829	6,769	5,728
Commercial	2,456	1,778	7,732	2,770
Residential Mortgages	—	(13)	(133)	422
Multi-Family Mortgages	—	—	4	3
Construction and Land	—	—	—	—

Balance at End of Period	$119,907	$112,649	$119,907	$112,649

Annualized Net Charge-Offs to Average Loans, net	0.14%	0.13%	0.16%	0.12%

          For information on non-performing assets, see “Asset Quality” below.

Non-Interest Income

          Non-interest income, exclusive of securities gains, increased $4.4 million or 15.4% to $33.6 million when compared to $29.2 million in the third quarter 2002. Contributing to this growth was a $.8 million increase in customer related fees and service charges to $20.7 million due primarily to continued growth in core deposits, expansion of both our retail and commercial customer base and the broadening use of our fee based services. Mortgage banking revenues were up $1.0 million or 55% as we benefited from record origination and refinancing activity due to the current interest rate environment. However, mortgage banking activity was tempered at the end of the quarter as interest rates stabilized and increased modestly. Check cashing fees increased $.5 million from the purchase of 7 additional locations during the first quarter 2003. Other operating income rose $2.8 million when compared to prior quarter levels primarily due to $2 million in trading gains from the sale of treasury securities held in our trading portfolio. These improvements were partially offset by a $.7 million decline in investment management, commissions and trust fees due to decreased customer demand for mutual funds and annuity products. During the nine months ended September 30, 2003, we recognized facility gains of $11 million (the sale of one vacated facility generated a gain of $9.1 million).

          Securities gains recognized in the third quarter 2003 were $.4 million as compared to $2.7 in the prior year period. Gains recognized during these periods were derived principally from the sale of mortgage backed securities.

Non-Interest Expense

          Non-interest expense increased $5.9 million or 7.4% to $84.8 million when compared to $78.9 million in the third quarter 2002. Contributing to the increase was an additional $2.8 million in employee compensation & benefits and $2.7 million in occupancy & equipment. Employee compensation & benefits rose 6.2% due to increased employee levels to support new business initiatives and support systems, annual merit awards, increased health insurance and pension costs, and the use of incentive based compensation linked to deposit growth. Total incentive based compensation represented approximately 30% of total employee compensation and benefits during the 2003. Occupancy & equipment increases are due to our continued de novo branch expansion and costs associated with implementing new business initiatives and support systems. We have made and will continue to make significant investments in technology and facilities providing our customers with easy to use and competitively priced products and branch services. For the nine months ended September 30, 2003, we have invested approximately $11 million in facilities and $14 million in technology/equipment. As previously discussed, we canceled $300 million of variable rate term-borrowings and their underlying pay fixed swaps and $200 million of fixed rate term-borrowings at a cost of $11.9 million during the nine months ended September 30, 2003.

          The core efficiency ratio is used by the financial services industry to measure an organization’s operating efficiency. Our core efficiency ratio represented the ratio of non-interest expense, excluding debt restructuring costs, to net interest income on a tax equivalent basis and non-interest income, excluding facilities and securities gains. The core efficiency ratios were 35.4% and 34.3% for the three and nine months ended September 30, 2003, respectively.

Income Taxes

          Our effective tax rates for the three and nine months ended September 30, 2003 was 33.7% and 33.9% respectively, as compared to 34.5% for the three and nine months ended September 30, 2002. We anticipate that the effective tax rate for the remainder of 2003 will remain at the current quarter’s level.

Financial Condition

Loan Portfolio

          Loans grew $722 million or 6.4% to $12.0 billion at September 30, 2003 when compared to $11.3 billion at September 30, 2002. We have experienced strong loan demand despite a sluggish local economy. We extend loans almost exclusively within the New York Metropolitan area, and do not participate in nationally syndicated loan arrangements. Growth occurred in all loan categories, except for residential mortgages, which declined between period ends by $257 million. This did not reflect a decline in originations, but a conscious decision to sell most fixed rate residential mortgage originations into the secondary market to reduce our interest rate risk exposure.

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

     The following table represents the components of the loan portfolio as of the dates indicated:

	September 30,	% of	December 31,	% of	September 30,	% of
(dollars in thousands)	2003	Total	2002	Total	2002	Total

Multi-Family Mortgages	$3,684,530	31%	$3,640,039	32%	$3,616,680	32%
Commercial Mortgages	2,519,184	21%	2,194,092	19%	2,167,981	19%
Commercial	2,077,084	17%	1,776,419	16%	1,654,424	15%
Construction & Land	316,782	3%	232,227	2%	255,797	2%
Residential Mortgages	2,355,467	19%	2,507,388	22%	2,612,523	23%
Consumer	1,098,193	9%	1,040,490	9%	1,010,687	9%

Total	$12,051,240	100%	$11,390,655	100%	$11,318,092	100%

Less:
Unearned Income & Fees	29,763		21,516		18,417

Loans, Net	$12,021,477		$11,369,139		$11,299,675

          We are selective in originating loans, emphasizing conservative lending practices and fostering customer deposit relationships. Our success in attracting new customers while leveraging our existing customer base, coupled with over-consolidation within our market area and the current interest rate environment has contributed to sustained loan demand. We believe loan growth for 2003 will be consistent with prior year’s levels. The commercial and commercial mortgage portfolios have benefited from our expanded presence in the New York City market, the expansion of small business lending initiatives, and growth in the equipment and lease financing areas. We continue to emphasize these higher yielding and interest rate sensitive loans, which also generate core deposit relationships. Our commercial and commercial mortgage loans increased $774 million or 20% to $4.6 billion during the twelve months ended September 30, 2003. These balances grew at an annualized pace of 22% on a linked quarter basis. Growth in our multi-family portfolio has been tempered by our decision not to compete with more aggressive pricing and extended terms while maintaining our historically rigorous underwriting standards. Residential mortgages have declined, despite record origination volumes, as most fixed rate originations have been sold into the secondary market, contributing to the growth in mortgage banking revenues. Consumer loans continue to benefit from previous initiatives to expand the geographic footprint of our automobile financing activities.

          The risk inherent in the real estate portfolio is minimized by prudent underwriting standards and diversification in loan collateral type and location. Multi-family mortgages, collateralized by various types of apartment complexes located in the New York Metropolitan area, are dependent largely on sufficient rental income to cover operating expenses. They may be affected by government regulation, such as rent control regulations, which could impact the future cash flows of the property. Most multi-family mortgages do not fully amortize; therefore, the principal outstanding is not significantly reduced prior to contractual maturity. Residential mortgages represent first liens on owner occupied 1-4 family residences located primarily in our market area. Commercial mortgages are secured by professional office buildings, retail stores, shopping centers and industrial developments.

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

          Commercial loans are made to small and medium sized businesses and loans collateralized by security interests in lease finance receivables. The commercial mortgage and commercial loan portfolios contain no foreign loans to developing countries (“LDC”). Consumer loans primarily consist of new and used automobiles loans originated through a network of automobile dealers. The credit risk in auto lending is dependent on the borrower’s creditworthiness and collateral values. The average consumer loan is generally between $15-$25 thousand and has a contractual life of approximately 60 months. The consumer loan portfolio does not contain higher risk credit card or sub prime loans. Land loans are used to finance the acquisition of vacant land for future residential and commercial development. Construction loans finance the building and rehabilitation of residential and multi-family projects, and to a lesser extent, commercial developments. The construction and land development portfolios do not contain any high-risk equity participation loans (“AD&C” loans).

Related Party Loans

          Loans to related parties include loans to directors, their related companies and our executive officers. These loans are made in the ordinary course of business and on the same terms as comparable loans to unrelated individuals and businesses having comparable risks. They are in compliance with all regulatory guidelines. We do not extend loans to our directors or executive officers to finance the purchase of our common stock or loans that are prohibited by the Sarbanes-Oxley Act. Related party loans, comprised principally of residential mortgages, aggregated $3.3 million and $3.6 million at September 30, 2003 and 2002, respectively.

Credit Related Commitments

          We extend traditional off-balance sheet financial products to meet the financing needs of our customers. They include commitments to extend credit and letters of credit. Funded commitments are reflected in the consolidated balance sheet.

          Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually have fixed expiration dates or other termination clauses and may require the payment of a fee. Total commitments outstanding do not necessarily represent our future cash flow requirements as many commitments expire without being funded.

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

          We typically issue two types of letters of credit: Commercial (documentary) Letters of Credit and Standby Letters of Credit. Commercial Letters of Credit are commonly issued to finance the purchase of goods and are typically short term in nature. Standby Letters of Credit are issued to back financial or performance obligations of the bank’s customer, and are typically issued for periods of one year or longer. Due to their long-term nature, Standby Letters of Credit require adequate collateral in the form of cash or other liquid assets. In most instances, Standby Letters of Credit expire without being drawn upon. The credit risk involved in issuing letters of credit is essentially the same as extending credit facilities to comparable customers.

The following table presents total commitments and letters of credit outstanding at September 30, 2003:

(in thousands)
Commitments to Extend Credit	1,561,930
Standby Letters of Credit (1)	165,478
Commercial Letters of Credit	19,674

(1)     Standby Letters of Credit are considered guarantees in accordance with the criteria specified by FIN 45 which was adopted on January 1, 2003. After that date, we issued or modified Standby Letters of Credit with an aggregate contract amount of $199.9 million, which are carried at their estimated fair value of $1 million and included in other liabilities on the accompanying consolidated balance sheet as of September 30, 2003. The fair value of these instruments is recognized as income over the initial term of the guarantee.

Asset Quality

          Non-performing assets include loans ninety days past due and still accruing, non-accrual loans and other real estate. Other real estate consists of property acquired through foreclosure or deed in lieu of foreclosure. The components of non-performing assets are detailed below:

	September 30,	December 31,	September 30,
(in thousands)	2003	2002	2002

Loans Ninety Days Past Due and Still Accruing	$2,445	$4,438	$7,218
Non-Accrual Loans	10,328	7,778	6,901

Non-Performing Loans	12,773	12,216	14,119
Other Real Estate	313	295	295

Non-Performing Assets	$13,086	$12,511	$14,414

Allowance for Loan Losses to Non-Performing Loans	939%	941%	798%
Allowance for Loan Losses to Total Loans, net	1.00%	1.01%	1.00%
Non-Performing Loans to Total Loans, net	0.11%	0.11%	0.12%
Non-Performing Assets to Total Assets	0.06%	0.06%	0.07%

Future levels of non-performing assets will be influenced by prevailing economic conditions and the impact of those conditions on our customers, prevailing interest rates, unemployment rates, property values and other internal and external factors.

The following table represents the components of non-performing loans:

	September 30,	December 31,	September 30,
(in thousands)	2003	2002	2002

Commercial	$5,795	$2,958	$3,440
Residential Mortgages	3,886	3,794	3,265
Consumer	2,384	4,723	5,813
Commercial Mortgages	708	637	1,432
Multi-Family Mortgages	—	104	15
Construction and Land	—	—	154

Total Non-Performing Loans	$12,773	$12,216	$14,119

          At September 30, 2003, there were no commitments to lend additional funds to borrowers whose loans are non-performing. Additionally, there were no restructured, accruing loans outstanding at the dates presented above.

Securities Portfolio

          The amortized cost and estimated fair values of available-for-sale and held-to-maturity securities were as follows:

	September 30, 2003		December 31, 2002		September 30, 2002

Available-for-Sale	Amortized	Fair	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value	Cost	Value

CMO Private Issuances	$1,076,995	$1,080,098	$2,762,794	$2,788,739	$3,434,181	$3,495,789
CMO Agency Issuances	3,306,849	3,331,474	4,028,157	4,053,710	2,859,348	2,890,136
Agency Pass-Through Certificates	831,500	836,621	485,240	503,205	558,795	579,155
U.S. Government Agencies’ Obligations	7,616	7,583	32,122	32,539	30,896	31,275
U.S. Treasury Securities	54,713	54,818	34,927	35,005	5,078	5,139
State & Municipal Obligations	686,550	693,511	376,420	383,290	367,495	374,813
Equity Securities (1)	230,396	237,845	257,898	259,092	223,210	222,858
Other Securities	559,706	567,725	508,209	500,312	407,390	397,714

	$6,754,325	$6,809,675	$8,485,767	$8,555,892	$7,886,393	$7,996,879

(1)  Amortized cost and fair value includes $68.2 million, $174.3 million and $169.3 million at September 30, 2003, December 31, 2002 and September 30, 2002, respectively in Federal Home Loan Bank Stock.

	September 30, 2003		December 31, 2002		September 30, 2002

Held-to-Maturity	Amortized	Fair	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value	Cost	Value

CMO Private Issuances	$43,442	$43,493	$113,501	$114,356	$208,773	$211,911
Agency Pass-Through Certificates	94,711	97,746	132,205	138,026	159,935	165,447
State & Municipal Obligations	56,775	60,450	52,196	54,931	56,565	60,038
Other Securities	15,880	15,966	9,976	9,976	10,453	10,451

	$210,808	$217,655	$307,878	$317,289	$435,726	$447,847

          As of September 30, 2003, we completed the balance sheet restructuring and strengthened our interest rate risk profile by reducing our securities portfolio (See Balance Sheet Restructuring and Capital Management section). This mitigated our exposure to extension risk and reduced the potential for significant unrealized losses. The portfolio was reduced by $2.4 billion on a linked quarter basis and approximately $3 billion from an interim period high through $1.1 billion in sales, at a gain of $0.4 million, and portfolio cash flows. We anticipate managing our securities portfolio between $7.0-$7.5 billion in the near future. This anticipated level is dependent upon loan demand, deposit growth, securities portfolio cash flows and the movement of market interest rates.

          At September 30, 2003, Mortgage Backed Securities (“MBS”) represented 77% of total securities and provide continuous sources of cash flow that are impacted by changes in interest rates. MBS’s represent pass-through certificates guaranteed by FHLMC, GNMA or FNMA and collateralized mortgage-backed obligations (“CMO’s”) backed by government agency pass-through certificates or whole loans. CMO’s, by virtue of the underlying collateral or structure, are AAA rated and conservative current pay sequentials or PAC structures.

          Our strategy for managing the current MBS portfolio is to maintain a short weighted average life and duration. This short average life provides us with cash flows to proactively manage as market conditions change. Cash flows may be reinvested in securities at current market rates, utilized to pay off short term borrowings, and/or fund future loan growth. We anticipate portfolio cash flows to approximate $150-$200 million per month for the balance of 2003 as compared to $500-$600 million per month for 2002 and the first half of 2003. The weighted average life and duration of the MBS portfolio was 2.4 and 2.2 years, respectively at September 30, 2003.

          The yields and fair values of securities, specifically MBS’s, are impacted by changes in interest rates and related prepayment activity. Given our current portfolio composition, in a rising interest rate environment, related prepayment activity should decrease, extending the weighted average life of the portfolio. Accordingly, net premiums on the portfolio would be amortized into income over a longer period of time, thereby increasing MBS yields and net interest income. Conversely, the opposite would occur in a declining interest rate environment. At September 30, 2003, net premiums represented approximately 1% of the outstanding balance of MBS’s.

          Equity securities maintained in the available-for-sale portfolio primarily include Federal Home Loan Bank common stock, and common and preferred stock of certain publicly traded companies. Other securities maintained in the available-for-sale portfolio consist of capital securities (trust preferred securities) of certain financial institutions and corporate bonds.

          We maintain a Bank Owned Life Insurance trust (commonly referred to as BOLI). We formed the BOLI trust to offset future employee benefit costs and to provide additional benefits due to its tax-exempt nature. Only officer level employees who have consented have been insured under the program. Approximately $204 million in assets support the program and are principally included in the available-for-sale portfolio. The BOLI’s impact on net income has not been significant.

          When purchasing investment securities, we consider our overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing the investment securities portfolio on a continuous basis, we occasionally sell investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, and/or following the completion of a business combination.

          At September 30, 2003, securities carried at $3.3 billion were pledged to secure securities sold under agreements to repurchase, other borrowings, and for other purposes as required by law. Securities pledged under agreements pursuant to which the collateral may be sold or repledged by the secured parties approximated $2 billion, while securities pledged under agreements pursuant to which the secured parties may not sell or repledge approximated $1.3 billion at September 30, 2003.

Borrowings

          The maturity or repricing frequency of federal funds purchased, repurchase agreements and FHLB advances and related costs at September 30, 2003 are as follows:

Maturity/Repricing		Average
(in thousands)	Amount	Rate

2003	$904,000	0.96%
2004	350,000	2.55%
2005	700,000	5.52%
2006	250,000	4.68%
2007 and thereafter	750,000	5.75%

Total	$2,954,000	3.76%

          In the current quarter, total federal funds purchased and collateralized borrowings declined $2.4 billion or 45% from the 2002 third quarter and $3.1 billion or 51% from an interim period high. These borrowings represented 17% of our funding sources at period end as compared to 30% a year ago. As previously described, we financed securities growth with short-term repurchase agreements and FHLB advances during 2002 and the first half of 2003. These short-term borrowings were repaid as part of the balance sheet restructuring commencing in late June 2003 (See Balance Sheet Restructuring and Capital Management section).

          Our subordinated debt, which qualifies as Tier II regulatory capital, was issued in August 2002 and is summarized as follows:

Subordinated Debt
(in thousands)	September 30, 2003	December 31, 2002	September 30, 2002

5.875% Subordinated Notes due August 15, 2012	$349,207	$349,140	$349,117
5.0% Subordinated Notes due August 15, 2007 (1)	150,000	150,000	150,000

	499,207	499,140	499,117
Fair Value Hedge Adjustment	(17,925)	—	—

	$481,282	$499,140	$499,117

(1)	The fixed rate/floating rate notes bear interest at a fixed rate of 5% per annum for the first five years, and convert to a floating rate thereafter until maturity based on the US dollar three-month LIBOR plus 1.87%. Beginning in the sixth year, the Company has the right to redeem the fixed rate/floating rate notes at par plus accrued interest.

     Our Company Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts (Capital securities or Trust Preferred Securities) are summarized as follows:

Capital Securities
(in thousands)	September 30, 2003	December 31, 2002	September 30, 2002

8.70% Capital Securities due December 15, 2026	$99,718	$99,710	$99,706
8.00% Capital Securities due December 15, 2027	99,689	99,679	99,676
8.17% Capital Securities due May 1, 2028	45,000	45,000	45,000

	244,407	244,389	244,382
Fair Value Hedge Adjustment	20,777	24,537	22,296

	$265,184	$268,926	$266,678

     The Capital Securities are obligations of wholly-owned statutory business trust subsidiaries (collectively, the “Trusts”). The Trusts were formed with initial capitalizations in common stock and for the exclusive purpose of issuing the Capital Securities and using the proceeds to acquire Junior Subordinated Debt Securities (“Debt Securities”) issued by the Company. The Debt Securities are due concurrently with the Capital Securities and are non-callable at any time in whole or in part for ten years from the date of issuance, except in certain circumstances. They may be redeemed annually thereafter, in whole or in part, at declining premiums to maturity.

     The Capital Securities qualify as Tier I capital for regulatory purposes and are subordinate in repayment to all other company obligations. However, due to the recent issuance of FIN 46, there can be no assurance that the Federal Reserve will continue to allow institutions to include Capital Securities in Tier I Capital. The costs associated with these issuances have been capitalized and are being amortized to maturity using the straight-line method.

Derivative Financial Instruments

          Our use of derivative financial instruments creates exposure to credit risk. This credit exposure relates to losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this exposure to non-performance, we deal only with counterparties of good credit standing and establish counterparty credit limits. In connection with our interest rate risk management process, we periodically enter into interest rate derivative contracts. These derivative interest rate contracts may include interest rate swaps, caps, and floors, which are used to modify the repricing characteristics of specific assets and liabilities.

The following table details the interest rate swaps and their associated hedged liability outstanding as of September 30, 2003:

		Swap	Swap Fixed	Swap Variable
	Hedged	Notional	Interest Rate	Interest Rate
Maturity	Liability	Amount	Range	Range

(dollars in thousands)
PAY FIXED SWAPS-Maturing:
2004	FHLB Advance	$100,000	5.23%	1.14%
2005	Repurchase Agreement	100,000	4.24% - 4.26%	1.11%
2008	Repurchase Agreement	75,000	6.14%	1.14%

		$275,000

PAY FLOATING SWAPS-Maturing:
2007	5.0% Sub Debt	$150,000	5.00%	3.43% - 3.44%
2012	5.875% Sub Debt	350,000	5.875%	3.43%
2026	8.70% Capital Security	100,000	8.70%	2.84%
2027	8.00% Capital Security	100,000	8.00%	2.21%
2028	8.17% Capital Security	45,000	8.17%	3.90%

		$745,000

          At September 30, 2003, $275 million in pay fixed swaps, designated as cash flow hedges, were outstanding. These agreements change the repricing characteristics of certain term borrowings, requiring us to make periodic fixed rate payments, and receive periodic variable rate payments indexed to 3 month LIBOR based on a common notional amount and identical payment and maturity dates. These swaps had original maturities of up to 10 years and, as of quarter end, had an unrealized loss of $16.7 million which is recorded as a component of other liabilities ($9.5 million, net of taxes, is recorded in stockholders’ equity as a component of accumulated other comprehensive income). The pay fixed swaps outstanding increased interest expense by approximately $2.7 million and $8.7 million in the 2003 and 2002 third quarters, respectively. For the nine months ended September 30, 2003 and 2002, these swaps increased interest expense by $21.2 million and $23.5 million, respectively. Based upon the current interest rate environment, the amount of loss expected to be reclassified from accumulated other comprehensive income during the next twelve months should approximate $5.5 million. During the 2003 second quarter, $850 million of pay fixed swaps and their related variable rate term borrowings matured. In June 2003, an additional $300 million in pay fixed swaps, designated as cash flow hedges maturing in 2004 were cancelled and the underlying borrowings repaid as a component of our balance sheet restructuring. The cancellation of these swaps resulted in a $6.6 million charge to earnings in the second quarter 2003.

          In June 2002, we entered into $200 million in pay floating swaps designated as fair value hedges. These swaps changed the repricing characteristics from fixed to variable of a comparable amount of Capital Securities with identical payment and maturity dates. The swaps contain imbedded call options held by the counterparty and are exercisable in approximately four years, which are identical to the call provisions contained in the Capital Securities. At September 30, 2003, the fair value adjustment on these agreements totaled $21.7 million and is reflected as a component of other assets and increased the carrying amount of the Capital Securities by an identical amount. In July 2003, the remaining $45 million in Capital Securities were converted from a fixed rate to a variable rate indexed to 3 month LIBOR with identical terms and structure as the above Capital Securities. At September 30, 2003, the fair value adjustment on this agreement was $1 million and is reflected as a component of other liabilities and decreased the carrying amount of the $45 million Capital Securities by an identical amount. The swaps decreased interest expense by approximately $3.3 million and

$2.5 million in the 2003 and 2002 third quarters, respectively. For the nine months ended September 30, 2003 and 2002, these swaps decreased interest expense by $8.9 million and $3.0 million, respectively. There was no hedge ineffectiveness recorded in the income statement on these transactions.

          In June 2003, we entered into $350 million in pay floating swaps designated as fair value hedges. These swaps changed the repricing characteristics from fixed to variable of a comparable amount of our 5.875% subordinated debt. The swap term and payment dates match the related terms of the subordinated notes. In July 2003, we entered into $150 million in pay floating swaps designated as fair value hedges. These swaps changed the repricing characteristics from fixed to variable of a comparable amount of fixed rate/floating rate subordinated notes. The swap term is for five years, matching the fixed leg of the subordinated notes with a floating rate based on the 3 month LIBOR rate. Beginning in the sixth year, we have the right to redeem the fixed rate/floating rate notes at par plus accrued interest or the interest rate converts to a spread over 3 month LIBOR. At September 30, 2003, the fair value adjustment on these agreements was $17.9 million and is reflected as a component of other liabilities and decreased the carrying amount of the $500 million in subordinated notes by an identical amount. For the three and nine months ended September 30, 2003, these swaps decreased interest expense by approximately $2.6 million. There was no hedge ineffectiveness recorded in the income statement on these transactions.

Deposits

          Customer deposits represent our primary funding source. Total deposits at September 30, 2003 increased $2.2 billion or 18% to $14.8 billion when compared to the same period in 2002 despite a $348.6 million decline in time deposits. We believe that certain time deposits customers are only attracted by rate and not customer service. Generally, we do not actively compete for these time deposits since their average costs are significantly higher than our core deposits. Excluding time deposits, our core deposits at period end increased $2.6 billion or 28% from September 30, 2002 (21% on an annualized linked quarter basis). The primary factors contributing to the overall core deposit growth include the continued expansion of our retail branch network, our ongoing branch upgrade program providing for greater marketplace identity, accessibility and convenience, commercial loan growth, and incentive based compensation linked to deposit growth.

          At September 30, 2003, Manhattan deposits comprised 21% of total deposits as compared to 16% a year ago. The following table presents the composition of total deposits, and highlights Manhattan activity, at the dates indicated:

	September 30,	June 30,	December 31,	September 30,
(in thousands)	2003	2003	2002	2002

Manhattan Deposits
Demand Deposits	$889,349	$811,565	$703,290	$593,907
Interest Bearing Deposits	2,251,929	1,950,365	1,725,925	1,408,367

Total Deposits	3,141,278	2,761,930	2,429,215	2,002,274
All Other Locations
Demand Deposits	3,054,157	2,935,176	2,714,244	2,499,709
Interest Bearing Deposits	8,621,803	8,775,188	8,049,071	8,070,398

Total Deposits	11,675,960	11,710,364	10,763,315	10,570,107
Total Deposits
Demand Deposits	3,943,506	3,746,741	3,417,534	3,093,616
Interest Bearing Deposits	10,873,732	10,725,553	9,774,996	9,478,765

Total Deposits	$14,817,238	$14,472,294	$13,192,530	$12,572,381

          Commercial demand deposit balances increased $661.7 million or 34% to $2.6 billion, representing 66% of total demand deposits at September 30, 2003, when compared to the same period last year. Total commercial deposits represent approximately 35% of total deposits at September 30, 2003. Once again, these advances were fueled by our expanded branch network, especially the New York City locations, and our strong commercial loan growth.

          As of September 30, 2003, we had 173 branches (25 located in Manhattan) and plan to open an additional 14 in the succeeding 18 months. During the past twelve months, we opened 7 new branches including our first in New Jersey. This expansion strategy coupled with the continued maturation of existing branches and our commercial loan growth should result in continued deposit growth during the remainder of 2003.

Asset/Liability Management

          The net interest margin is directly affected by changes in the level of interest rates, the shape of the yield curve, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of assets and liabilities, and the credit quality of the loan portfolio. Our asset/liability objectives are to maintain a strong net interest margin, to utilize our capital effectively without taking undue risks, and to maintain adequate liquidity.

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

          The Board has established certain policy limits for the potential volatility of net interest income, as projected by the simulation model. Volatility is measured from a base case where rates are assumed to be flat and is expressed as the percentage change, from the base case, in net interest income over a 12-month period. As of September 30, 2003, we were operating within the policy limits.

          The simulation model is kept static with respect to the composition of the balance sheet and, therefore does not reflect our ability to proactively manage in changing market conditions as demonstrated by our June 2003 balance sheet restructuring completed in September 2003 (See Balance Sheet Restructuring and Capital Management section). We may choose to extend or shorten the maturities of our funding sources and redirect cash flows into assets with shorter or longer durations or utilize these cash flows to repay certain borrowings. We may also use certain derivative instruments to reduce the repricing mismatches of our assets and liabilities, including interest rate swaps, interest rate caps/floors, and interest rate collars.

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

          The following table reflects the estimated change in projected net interest income for the next twelve months assuming a gradual increase or decrease in interest rates over this twelve month period:

(dollars in millions)	Change in Net Interest Income

Change in Interest Rates	$ Change	% Change

+ 200 Basis Points	$1.7	.20%
+ 100 Basis Points	3.9	.47
- 100 Basis Points	(12.7)	(1.54)

          At June 30, 2003, the percentage change in net interest income to changes in interest rates at +200, +100 and -100 basis points was 3.36%, 2.34% and (0.88%), respectively. The decline in volatility on a linked quarter basis is primarily due to changes in base case assumptions. These changes primarily relate to the shift in the yield curve from July 2003 to September 2003 and related prepayment assumptions on our assets, primarily our securities portfolio.

Liquidity Risk Management

          The objective of liquidity risk management is to meet our financial obligations and capitalize on new business opportunities. These obligations include the payment of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature and the ability to fund new and existing loans and investments as opportunities arise.

          The Company’s principal funding source is dividends from its primary subsidiary, North Fork Bank. There are various legal and regulatory limitations under applicable federal and state banking law on the extent to which banking subsidiaries can finance or otherwise supply funds to their holding companies. At September 30, 2003, total legal dividend capability from our banking subsidiaries was $660.6 million. From a regulatory standpoint, North Fork Bank, with its current balance sheet structure, had the ability to dividend approximately $350 million, while still meeting the criteria for a well-capitalized institution under existing regulatory capital guidelines. Additional sources of liquidity for the Company include borrowings, the sale of available-for-sale securities, and funds available through the capital markets.

Customer deposits are the primary source of liquidity for our banking subsidiaries. Other sources of liquidity at the bank level include loan and security principal repayments and maturities, lines-of-credit with certain financial institutions, the ability to borrow under repurchase agreements, Federal Home Loan Bank (“FHLB”) advances utilizing unpledged mortgage backed securities and certain mortgage loans, the sale of available-for-sale securities and the securitization or sale of loans.

          Our banking subsidiaries have the ability to borrow an additional $5.9 billion on a secured basis, utilizing mortgage related loans and securities as collateral. As of September 30, 2003, $1.3 billion in advances and short-term repurchase agreements were outstanding with the FHLB.

          We also maintain arrangements with correspondent banks to provide short-term credit for purposes of meeting regulatory liquidity requirements. These lines of credit aggregated $1.1 billion at September 30, 2003.

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

          As of September 30, 2003, the most recent notification from the various regulators categorized the Company and our subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a Total Risk Adjusted Capital ratio of at least 10%, a Tier 1 Capital Ratio of at least 6%, a Leverage Ratio of at least 5%, and not be subject to any written order, agreement or directive. Since such notification, there are no conditions or events that management believes would change this classification. However, due to the recent issuance of FIN 46, there can be no assurance that the Federal Reserve will continue to allow institutions to include Trust Preferred Securities (Capital Securities) in Tier 1 Capital. As of September 30, 2003, we would still exceed the regulatory threshold for capital adequacy assuming the exclusion of our Trust Preferred Securities.

The following table sets forth our risk-weighted capital for the periods ended:

	September 30, 2003		September 30, 2002

(dollars in thousands )	Amount	Ratio	Amount	Ratio

Tier 1 Capital	$1,237,188	10.19%	$1,434,873	12.88%
Regulatory Requirement	485,532	4.00%	445,616	4.00%

Excess	$751,656	6.19%	$989,257	8.88%

Total Risk Adjusted Capital	$1,859,718	15.32%	$2,046,640	18.37%
Regulatory Requirement	971,063	8.00%	891,232	8.00%

Excess	$888,655	7.32%	$1,155,408	10.37%

Risk Weighted Assets	$12,138,291		$11,140,394

          Our Leverage Ratio at September 30, 2003 was 6.06%. North Fork Bank’s Tier 1, Total Risk Based and Leverage Ratios were 12.04%, 13.06%, and 7.09%, respectively, at September 30, 2003. Superior’s Tier 1, Total Risk Based and Leverage Ratios were 13.10%, 13.55%, and 6.10%, respectively, at September 30, 2003.

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

          On September 23, 2003, the Board of Directors declared a regular quarterly cash dividend of $.27 per common share. The dividend is payable November 17, 2003, to shareholders of record at the close of business on October 31, 2003.

          In June 2003, the Board of Directors approved an increase in our share repurchase program from the previously authorized level of 4 million shares to 8 million shares, representing 5% of the shares outstanding at such time. As of November 7, 2003, we had purchased 5.2 million shares at an average price of $34.58 per share. Repurchases are made in the open market or through privately negotiated transactions.

Sarbanes-Oxley Act of 2002

          On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law. The Act imposes new significant responsibilities on publicly held companies, particularly in the area of corporate governance. We have carefully reviewed the Act, and are monitoring and responding to the various regulations that have been issued, and continue to be issued, by the Securities and Exchange Commission and The New York Stock Exchange in response thereto. We have already instituted procedures to address some of the Act’s specific concerns and will continue to adapt our governance structure to the mandates of the law as interpreted by the regulatory authorities in upcoming periods. We have always emphasized best practices in corporate governance as the most effective way of assuring stockholders that their investment is properly managed and their interests remain paramount.

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

Item 4. Controls and Procedures

          (a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, including this report.

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

Item 6. Exhibits and Reports on Form 8-K

        (a) The following exhibits are submitted herewith:

Exhibit Number	Description of Exhibit

(11)	Statement Re: Computation of Net Income Per Common and Common Equivalent Share

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) Reports on Form 8-K

        We filed the following Current Reports on Form 8-K during the period from July 1, 2003 to the date of the filing of this Report:

•	On November 12, 2003, we filed a Current Report on Form 8-K, dated November 12, 2003, announcing that we will be presenting at Sandler O’Neill & Partners Financial Services Conference on Thursday, November 13, 2003, at 10:55 am (ET).

•	On November 5, 2003, we filed a Current Report on Form 8-K, dated November 5, 2003, announcing that we will be presenting at the Banc Analysts Association of Boston Conference on Thursday, November 6, 2003, at 9:15am (ET).

•	On October 17, 2003, we filed a Current Report on Form 8-K, dated October 16, 2003, announcing our operating results for the third quarter ended September 30, 2003.

•	On September 17, 2003, we filed a Current Report on Form 8-K, dated September 17, 2003, announcing that we will be presenting at the 2003 RBC Capital Markets Financial Institutions Conference on Thursday, September 18 at 11:30am (ET).

•	On September 8, 2003, we filed a Current Report on Form 8-K, dated September 8, 2003, announcing that we will be presenting at the Lehman Brothers 2003 Financial Services Conference on Tuesday, September 9 at 11:00am (ET).

•	On July 16, 2003, we filed a Current Report on Form 8-K, dated July 16, 2003, announcing our operating results for the second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003	North Fork Bancorporation, Inc.

/s/ Daniel M. Healy

Daniel M. Healy
Executive Vice President and
Chief Financial Officer