Form 10-K
period 2003-12-31
NORTH FORK BANCORPORATION INC
filed 2004-03-05
CIK 352510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2003

Commission File Number	1-10458

NORTH FORK BANCORPORATION, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36-3154608

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

275 BROADHOLLOW ROAD, MELVILLE, NEW YORK	11747

(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)    (631) 844-1004

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01	New York Stock Exchange

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

     As of June 30, 2003, the aggregate market value of the Registrant’s common stock (based on the average stock price on June 30, 2003) held by non-affiliates was approximately $5,218,980,840.

     As of March 1, 2004, there were 148,206,359 shares of the Registrant’s common stock outstanding. The aggregate market value of the Registrant’s common stock (based on the average stock price on March 1, 2004) held by non-affiliates was approximately $6,312,108,830.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Registrant’s 2003 Annual Report to Shareholders, filed as Exhibit 13 hereto, including Management’s Discussion and Analysis and the consolidated financial statements and related notes thereto are incorporated by reference in this Form 10-K in response to items under Parts I and II.

(2)	Portions of the Registrant’s Definitive Proxy Statement for its annual meeting of stockholders to be held on Tuesday, April 27, 2004 are incorporated by reference in this Form 10-K in response to items under Part III.

In this Annual Report filed on Form 10-K, where the context requires, “the Company,” “North Fork,” “we,” “us,” and “our” refer to North Fork Bancorporation, Inc. and its subsidiaries.

Forward-Looking Statements:

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

Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, expected or anticipated revenues, results of operations and our business, with respect to:

•	projections of revenues, income, earnings per share, capital expenditures, assets, liabilities, dividends, capital structure, or other financial items;

•	statements regarding the adequacy of the allowance for loan losses or other reserves;

•	descriptions of plans or objectives of management for future operations, products, or services, including pending acquisition transactions;

•	costs or difficulties related to the integration of the business of The Trustcompany of New Jersey (“TCNJ”) and GreenPoint Financial Corp. (“GreenPoint”) may be greater than expected;

•	expected cost savings and revenue enhancements from the pending acquisitions may not be fully realized or realized within the expected time frame;

•	forecasts of future economic performance; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.

Factors which could cause or contribute to such differences include, but are not limited to:

•	general business and economic conditions on both a regional and national level

•	worldwide political and social unrest, including acts of war and terrorism

•	competitive pressures among financial services companies may increase significantly

•	changes in the interest rate environment may reduce interest margins

•	changes may occur in the securities and bond markets

•	legislative or regulatory changes may adversely affect the businesses in which we are engaged.

•	technological changes, including the impact of the Internet

•	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board

•	accounting principles, policies, practices or guidelines

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

PART I

ITEM 1 - BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Company Description

          We are a $21 billion bank holding company headquartered in Melville, New York. We were organized in 1980 under the laws of the State of Delaware and currently are a registered “bank holding company” (but not a “financial holding company”) under the Bank Holding Company Act of 1956, as amended. We operate 177 branches in the New York Metropolitan area, substantially all of which are branches of North Fork Bank, a New York state chartered bank and our primary subsidiary. At December 31, 2003, North Fork Bank’s assets and revenues constituted in excess of 95% of our consolidated assets and revenues. North Fork Bank provides a variety of banking and financial services to middle market and small business organizations, local government units and retail banking customers in the greater New York Metropolitan area. Our non-bank subsidiaries offer financial services and related products such as asset management, securities brokerage and sales of alternative investment products. Our other subsidiary bank, Superior Savings of New England, N.A., is a two-branch national bank headquartered in Branford, Connecticut that focuses on gathering deposits principally in the northeast.

          We conduct our business in a densely populated area comprising the New York City boroughs of Manhattan, Queens, Brooklyn and the Bronx, the four neighboring New York counties of Nassau, Suffolk, Westchester and Rockland, and Hudson County, New Jersey. This geographic area has a population exceeding 12 million people consisting of over 4 million households and commercial banking deposits of approximately $400 billion. It is a market where a few multi-national banking organizations control a significant portion of the deposits. This competitively attractive environment provides multiple opportunities for a company such as ours to gain market share through internal growth, branch expansion and strategic acquisitions.

          Our business is retail banking, and substantially all of our operations involve the issuance of loans, the acceptance of customer deposits and providing related fee based services and products. Accordingly, we do not operate our business in a way that would require segment reporting. Additional information is included in “Notes to Consolidated Financial Statements - Note 1 – Summary of Significant Accounting Policies” in our 2003 Annual Report to Shareholders, and is incorporated herein by reference.

          Stockholders may review and download free of charge from our website www.northforkbank.com our periodic and current reports filed with the Securities and Exchange Commission (i.e., reports on Form 10-K, Form 10-Q and Form 8-K). We post such reports on our website as soon as reasonably practicable after we file them electronically with the SEC. In addition, on or before the date of our annual meeting of stockholders, April 27, 2004, we will post on our website certain other basic corporate documents, including our Corporate Governance Guidelines, Business Code of Conduct, and the charters of our Audit Committee, Compensation and Stock Committee, and Nominating and Governance Committee. Printed copies of these documents are also available free of charge to any stockholder who requests them. Stockholders seeking additional information should contact the Corporate Secretary’s office, 275 Broadhollow Road, Melville, NY 11747 by mail or by calling 631-501-4618.

Recent Developments

          We have recently entered into agreements to acquire two financial institutions. On December 16, 2003, we entered into an Agreement and Plan of Merger with The Trust Company of New Jersey (“TCNJ”), a New Jersey state-chartered bank, under which TCNJ will merge with and into North Fork Bank. Under the agreement, TCNJ shareholders will receive one share of our common stock for each share of TCNJ common stock. At December 31, 2003 there were 18,387,801 shares of TCNJ common stock outstanding. With $4.3 billion in assets, $3.3 billion in deposits and $2.2 billion in loans TCNJ is New Jersey’s fourth largest bank. TCNJ operates 94 branches in New Jersey and the acquisition is a key component of our geographic expansion. The transaction is subject to several conditions including, but not limited to, approval by the shareholders of TCNJ and the applicable bank regulatory authorities. Pending the satisfaction of all conditions, we expect to complete the acquisition of TCNJ during the second quarter of 2004.

          On February 15, 2004, we entered into an Agreement and Plan of Merger with GreenPoint Financial Corp. (“GreenPoint”), the holding company of GreenPoint Bank, a New York state-chartered savings bank. Pursuant to the agreement, GreenPoint will merge with and into North Fork Bancorporation but GreenPoint Bank will remain an independent wholly-owned subsidiary of our holding company. Under the terms of the agreement, GreenPoint shareholders will receive a fixed exchange ratio of 1.0514 shares of North Fork common stock for each share of GreenPoint common stock. As of December 31, 2003, GreenPoint reported $23 billion in assets and 90 branches. The transaction is subject to regulatory approval and approval by our shareholders as well as the shareholders of GreenPoint. Pending the satisfaction of all conditions, we expect to complete the acquisition during the third quarter of 2004.

          Additional information regarding either of the pending transactions is included in “Management’s Discussion and Analysis” in our 2003 Annual Report to Shareholders, and is incorporated herein by reference. Except as specifically noted otherwise, the information contained or incorporated by reference in this Report does not give effect to either of the proposed transactions.

Business Combinations

          Over the years, we have used acquisitions to supplement our internal growth, when conditions were favorable and appropriate candidates presented themselves. We have completed thirteen business combinations since 1988. Twelve of the acquired businesses were either thrift companies or smaller commercial banks, and we also acquired one asset management business. Total assets of the acquired bank and thrift companies on their respective dates of acquisition aggregated $14.2 billion. Four of these transactions, which are more fully described below, have been completed since 1998.

          In November, 2001, North Fork Bank purchased the domestic business of Commercial Bank of New York (“CBNY”) for approximately $175 million in cash. The acquired business consisted of $1.2 billion in total assets, including $310 million in loans as well as $898 million in deposits. Also acquired were CBNY’s fourteen retail banking facilities, three of which were later merged with existing North Fork Bank locations. The primary focus of this acquisition was the addition of CBNY’s nine retail banking locations and related customer base in the New York City borough of Manhattan.

          In February, 2000, we acquired Reliance Bancorp, Inc. (“Reliance”), the parent company of Reliance Federal Savings Bank, in a transaction that was accounted for as a purchase. The exchange ratio in the acquisition was 2.0 shares of our common stock for each share of Reliance’s common stock outstanding. On the acquisition date, we reissued from our treasury account 17.1 million common shares and reserved for issuance 1.4 million common shares for Reliance’s outstanding stock options. Reliance Federal Savings Bank was merged into North Fork Bank. In the transaction, we acquired $2.4 billion in total assets, $.9 billion in net loans, and $1.5 billion in deposits. We also acquired Reliance’s 29 retail banking facilities located throughout Suffolk and Nassau counties on Long Island as well as in the New York City borough of Queens.

          In February, 2000, we acquired JSB Financial, Inc. (“JSB”), the parent company of Jamaica Savings Bank, in a transaction that was accounted for as a pooling-of-interests. The exchange ratio was 3.0 shares of our common stock for each share of JSB’s common stock outstanding. Accordingly, on the acquisition date, we issued 28.3 million common shares and reserved 2.4 million common shares for JSB’s outstanding stock options at the merger date. Jamaica Savings Bank was merged into North Fork Bank. In the JSB acquisition, we acquired $1.7 billion in total assets, $1.3 billion in loans and $1.1 billion in deposits, as well as the 13 retail-banking facilities of Jamaica Savings Bank located in the New York City boroughs of Manhattan and Queens and in Nassau and Suffolk counties on Long Island.

          In March 1998, we acquired New York Bancorp Inc. (“NYB”), the parent company of Home Federal Savings Bank, in a transaction accounted for as a pooling-of-interests. In the acquisition, we issued 39.9 million shares of our common stock to NYB shareholders. Home Federal Savings Bank was merged into North Fork Bank. In the transaction, we acquired $3.4 billion in total assets, $2.0 billion in net loans, $1.7 billion in deposit liabilities, and the 35 branches of Home Federal Savings

Bank located in the New York City boroughs of Brooklyn, Queens, and Richmond as well as in Nassau and Suffolk counties on Long Island.

Competition and Non-Bank Activities

          In addition to our banking operations, we own several non-bank subsidiaries, directly or through North Fork Bank, none of which accounted for a significant portion of our consolidated assets as of December 31, 2003 and 2002, nor contributed significantly to our consolidated results of operations for any of the years in the three year period ended December 31, 2003.

          Through our banking and non-banking subsidiaries, we provide a variety of banking and financial service products to middle market and small business organizations, local governmental units, and retail customers in the New York Metropolitan area. Our brokerage and investment management subsidiaries, NFB Investment Services Corporation and Amivest Corporation, provide retail brokerage and investment advisory services to a wide range of individual and institutional customers. North Fork Bank’s equipment and lease finance subsidiary, All Points Capital Corp., provides lease finance products and programs on a national basis to qualified third party originators. Superior Savings of New England, N.A. focuses on gathering deposits throughout the northeast.

          Our principal competitors across the entire line of our products and services are the other major commercial banks engaged in the retail banking business in the New York Metropolitan area. We also compete with smaller independent commercial banks doing business in the area for loans and deposits, with local savings and loan associations and savings banks for deposits and mortgage loans, with credit unions for deposits and consumer loans, with insurance companies and money market funds for deposits, and with local consumer finance organizations and the financing affiliates of consumer goods manufacturers (especially automobile manufacturers) for consumer loans. In setting rate structures for loan and deposit products, management refers to a wide variety of financial information and indices, including the rates charged or paid by the other major commercial banks in the region and the rates fixed periodically by smaller, local competitors. Our other subsidiary bank, Superior Savings of New England, N.A., competes with the other financial institutions that focus on gathering deposits throughout the northeast.

          Our ability to compete effectively depends on the relative performance of our products, the degree to which the features of our products appeal to customers and the extent to which we are able to meet customers’ objectives and needs. In addition, our ability to compete also depends on our ability to attract and retain our senior management as well as other personnel. The retail banking industry has experienced a consolidation in recent years generally, and in our geographic market specifically, through a number of mergers of which our proposed acquisitions of TCNJ and GreenPoint are examples. This consolidation trend may continue and could result in our competitors gaining greater capital and other resources such as a broader range of products and services and geographic diversity. It is possible that competition will become even more intense as we continue to compete with financial institutions that may be larger or better capitalized.

          During the normal course of business, we are subject to various regulatory statutes and guidelines. Additional information is included in “Management’s Discussion and Analysis - Liquidity Risk Management” and “Capital”, and “Notes to Consolidated Financial Statements - Note 16 – Capital” in our 2003 Annual Report to Shareholders, and is incorporated herein by reference.

SUPERVISION AND REGULATION

Laws and Regulations Applicable to Bank Holding Companies

          General. As a registered bank holding company under the Bank Holding Company Act (the “BHC Act”), we are subject to regulation and supervision by the Federal Reserve Board (the “FRB”). The FRB has the authority to issue cease and desist orders or take other enforcement action against our holding company if it determines that our actions represent unsafe and unsound practices or violations of law. Regulation by the FRB is intended to protect depositors of our subsidiary banks and the safety and soundness of the U.S. banking system, not our stockholders.

          Limitation on Acquisitions. The BHC Act requires a bank holding company to obtain prior approval of the FRB before: (1) taking any action that causes a bank to become a controlled subsidiary of the bank holding company; (2) acquiring direct or indirect ownership or control of voting shares of any bank or bank holding company, if the acquisition results in the acquiring bank holding company having control of more than 5% of the outstanding shares of any class of voting securities of such bank or bank holding company, and such bank or bank holding company is not majority-owned by the acquiring bank holding company prior to the acquisition; (3) acquiring all or substantially all the assets of a bank; or (4) merging or consolidating with another bank holding company.

          Limitation on Activities. The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that qualify and register as “financial holding companies” are also able to engage in certain additional financial activities, such as securities and insurance underwriting, subject to limitations set forth in federal law. The Company is not at this date a “financial holding company.”

          Regulatory Capital Requirements. The FRB has promulgated capital adequacy guidelines for use in its examination and supervision of bank holding companies. If a bank holding company’s capital falls below minimum required levels, then the bank holding company must implement a plan to increase its capital, and its ability to pay dividends and make acquisitions of new banks may be restricted or prohibited.

          The FRB currently uses two types of capital adequacy guidelines for holding companies, a two-tiered risk-based capital guideline and a leverage ratio guideline. The two-tiered risk-based capital guideline assigns risk weightings to all assets and certain off-balance sheet items of the holding company’s banking operations, and then establishes a minimum ratio of the holding company’s “Tier 1” Capital to the aggregate dollar amount of risk-weighted assets (which amount is almost always less than the aggregate dollar amount of such assets without risk weighting) and a minimum ratio of the holding company’s total qualified capital (“Tier 1” Capital plus “Tier 2” Capital, adjusted) to the aggregate dollar amount of such risk-weighted assets. The leverage ratio guideline establishes a minimum ratio of the holding company’s Tier 1 Capital to its total tangible assets, without risk-weighting.

          Under both guidelines, Tier 1 Capital (also referred to as core capital) is defined to include: common shareholders’ equity (including retained earnings), qualifying non-cumulative perpetual preferred stock and related surplus, qualifying cumulative perpetual preferred stock and related surplus (limited to a maximum of 25% of Tier 1 Capital), and minority interests in the equity accounts of consolidated subsidiaries. Goodwill and most intangible assets are deducted from Tier 1 Capital.

          For purposes of the total risk-based capital guideline, Tier 2 Capital (also referred to as supplementary capital) is defined to include: allowances for loan and lease losses (limited to 1.25% of risk-weighted assets), perpetual preferred stock not included in Tier 1 Capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, and intermediate-term subordinated debt instruments (subject to limitations). The maximum amount of qualifying Tier 2 Capital is 100% of qualifying Tier 1 Capital. For purposes of the total capital guideline, total capital equals Tier 1 Capital, plus qualifying Tier 2 Capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions.

          The FRB’s current capital adequacy guidelines require that a bank holding company maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8%, and a Tier 1 leverage ratio of at least 4%. Top performing companies may be permitted to operate with slightly lower capital ratios, while poor performing or troubled institutions may be required to maintain or build higher capital ratios.

          On December 31, 2003, we were in compliance with all of the FRB’s capital adequacy guidelines. Additional information on capital adequacy requirements is included in “Management’s Discussion and Analysis — Capital”, and “Notes to Consolidated Financial Statements - Note 16 – Capital” in our 2003 Annual Report to Shareholders, and is incorporated herein by reference.

          Source of Strength. FRB policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Under this “source of strength doctrine,” a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital that it can commit to its subsidiary banks. Furthermore, the FRB has the right to order a bank holding company to terminate any activity that the FRB believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank.

          Liability of Commonly Controlled Institutions. Under cross-guaranty provisions of the Federal Deposit Insurance Act (the “FDIA”), each bank subsidiary of a bank holding company is liable for any loss incurred by the Federal Deposit Insurance Corporation’s insurance fund for banks in connection with the failure of any other bank subsidiary of the bank holding company.

Laws and Regulations Applicable to the Company’s Subsidiary Banks

          General. North Fork Bank, a New York state non-member bank, is subject to regulation and supervision by the New York State Banking Department (“NYSBD”) and the Federal Deposit Insurance Corporation (“FDIC”). The Company’s other subsidiary bank, Superior Savings of New England, N.A., is subject to regulation and supervision by the Office of the Comptroller of the Currency (“OCC”). These bank regulatory agencies are empowered to issue cease and desist orders or take other enforcement action against the banks if they determine that the banks’ activities represent unsafe and unsound banking practices or violations of law. Regulation by these agencies is designed to protect the depositors of the banks and the safety and soundness of the U.S. banking system, not stockholders of the Company.

          Bank Regulatory Capital Requirements. The FDIC and the OCC have adopted minimum capital requirements applicable to state non-member banks and national banks, respectively, which are similar to the capital adequacy guidelines established by the FRB for bank holding companies. These guidelines are discussed above under “Laws and Regulations Applicable to Bank Holding Companies — Regulatory Capital Requirements.”

          Depending on the status of a bank’s capitalization under the applicable guidelines, federal law may require or permit federal bank regulators to take certain corrective actions against the bank. For purposes of these laws, an insured bank is classified in one of the following five categories, depending upon its regulatory capital:

“well-capitalized” if it has a total Tier 1 leverage ratio of 5% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a total risk-based capital ratio of 10% or greater (and is not subject to any order or written directive specifying any higher capital ratio);

“adequately capitalized” if it has a total Tier 1 leverage ratio of 4% or greater (or a Tier 1 leverage ratio of 3% or greater, if the bank has a CAMELS rating of 1), a Tier 1 risk-based capital ratio of 4% or greater and a total risk-based capital ratio of 8% or greater;

“undercapitalized” if it has a total Tier 1 leverage ratio that is less than 4% (or a Tier 1 leverage ratio that is less than 3%, if the bank has a CAMELS rating of 1), a Tier 1 risk-based capital ratio that is less than 4% or a total risk-based capital ratio that is less than 8%;

“significantly undercapitalized” if it has a total Tier 1 leverage ratio that is less than 3%, a Tier 1 risk based capital ratio that is less than 3% or a total risk-based capital ratio that is less than 6%; and

“critically undercapitalized” if it has a Tier 1 leverage ratio that is equal to or less than 2%.

Federal banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized banks, that is, banks falling into one of the latter three categories set forth above.

          On December 31, 2003, North Fork Bank and Superior Savings of New England, N.A. were both “well capitalized” under applicable requirements.

          Deposit Insurance and Assessments. The deposits of North Fork and Superior Savings of New England, N.A. are insured by the FDIC’s Bank Insurance Fund, in general up to a maximum of $100,000 per insured depositor. Under federal banking regulations, insured banks are required to pay semi-annual assessments to the FDIC for deposit insurance. The FDIC’s assessment system requires insured banks to pay varying assessment rates, depending upon the level of the bank’s capital, the degree of supervisory concern over the bank, and the portion, if any, of the bank’s deposits attributable to the bank’s earlier acquisition of insured institutions insured under the FDIC’s Savings Association Insurance Fund. The FDIC has the authority to increase the annual assessment rates as necessary to ensure the safety of its insurance fund, without limitation.

          Limitations on Interest Rates and Loans to One Borrower. The rate of interest a bank may charge on certain classes of loans may be limited by state and federal law. At certain times in the past, these limitations have resulted in reductions of net interest margins on certain classes of loans. Federal and state laws impose additional restrictions on the lending activities of banks including, among others, the maximum amount that a bank may loan to one borrower.

          Payment of Dividends. Our subsidiary banks are subject to federal and state bank corporation laws limiting the payment of cash dividends by banks. Typically, such laws restrict dividends to undivided profits generally or profits earned during preceding periods. In addition, under federal banking law, an FDIC-insured institution may not pay dividends while it is undercapitalized or if payment would cause it to become undercapitalized. In addition, the FDIC and the OCC have authority to prohibit or to limit the payment of dividends by a bank if, in the banking regulator’s opinion, payment of a dividend would institute an unsafe or unsound practice in light of the financial condition of the banking organization.

          The USA Patriot Act. The USA Patriot Act of 2001, as amended (the “Patriot Act”), has imposed substantial new record-keeping and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money-laundering transactions involving domestic or international customers. The U.S. Treasury Department has issued and will continue to issue regulations clarifying the Patriot Act’s requirements. The Patriot Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs.

          Community Reinvestment Act. Our subsidiary banks are subject to the federal Community Reinvestment Act (the “CRA”) and implementing regulations. CRA regulations establish the framework and criteria by which the federal bank regulatory agencies assess an institution’s record of helping to meet the credit needs of its community, including low- and moderate-income neighborhoods. Some states have enacted their own community reinvestment laws and regulations applicable to financial institutions doing business within their borders. A banking institution’s performance under the federal CRA and any applicable state community reinvestment act laws is taken into account by regulators in reviewing certain applications made by the institution, including applications for approval of expansion transactions such as mergers and branch acquisitions.

          Transactions with Affiliates. North Fork Bank and Superior Savings of New England, N.A. are subject to federal laws which limit certain transactions between banks and their affiliated companies, including loans, other extensions of credit, investments or asset purchases. Among other things, these laws place a ceiling on the aggregate dollar amount of such transactions expressed as a percentage of the bank’s capital and surplus. Furthermore, loans and extensions of credit from banks to their non-bank affiliates, as well as certain other transactions, are required to be secured in specified amounts. Finally, the laws require that such transactions be on terms and conditions that are or would be offered to nonaffiliated parties. We carefully monitor our compliance with these restrictions on transactions between banks and their affiliates.

          Other Laws. Our banking subsidiaries are subject to a variety of other laws particularly affecting banks and financial institutions, including laws regarding permitted investments; loans to officers, directors and their affiliates; security requirements; anti-tying limitations; anti-money laundering, financial privacy and customer identity verification; truth-in-lending; permitted types of interest bearing deposit accounts; trust department operations; brokered deposits; and audit requirements.

Laws Governing Interstate Banking and Branching.

          Under federal law, a bank holding company generally is permitted to acquire additional banks located anywhere in the United States, including in states other than the acquiring holding company’s home state. There are a few limited exceptions to this ability, such as interstate acquisitions of newly-organized banks (if the law of the acquired bank’s home state prohibits such acquisitions), interstate acquisitions of banks where the acquiring holding company would control more than 10% of the total amount of insured deposits in the United States, and interstate acquisitions where the acquiring holding company would control more than 30% of the insured deposits in the acquired bank’s home state (or any lower percentage established by the acquired bank’s home state), unless such acquisition represents the initial entry of the acquiring holding company into the acquired bank’s home state or where the home state waives such limit by regulatory approval or by setting a higher percentage threshold for the insured deposit limit.

          Under federal law, banks generally are permitted to merge with banks headquartered in other states, thereby creating interstate branches. The principal exception to this ability is a merger with a bank in another state that is a newly organized bank, if the laws of the other state prohibit such mergers. Interstate bank mergers are subject to the same type of limits on the acquiring bank and its bank affiliates controlling deposits in the acquired institution’s home state as interstate bank acquisitions. In addition, banks may acquire one or more branches from a bank headquartered in another state or establish de novo branches in another state, if the laws of the other state permit such branch acquisitions or the establishment of such de novo branches.

          In addition, states may prohibit interstate acquisitions, by a bank holding company controlling only out-of state banks or by an out-of state bank, of an in-state bank or bank branches, if such acquisition would result in the acquiring institution’s controlling more than a specified percentage of in-state deposits, provided such restriction applies as well to in-state banking organizations acquisitions within the state.

Regulation of Other Non-Banking Activities

          Federal and state banking laws affect the ability of the Company or its subsidiary banks to engage, directly or indirectly through non-bank subsidiaries, in activities of a non-traditional banking nature, such as insurance agency, securities brokerage, or investment advisory activities. To the extent that we are authorized to engage and do engage in such activities, we are careful to comply with the applicable banking laws, as well as any other laws and regulations specifically regulating the conduct of these non-banking activities, such as the federal and state securities laws, regulations of self-regulatory organizations such as the National Association of Securities Dealers and state insurance laws and regulations. These laws and regulations are principally focused on protecting customers of the Company’s subsidiaries rather than the stockholders of the Company.

Changes in Law and Regulation Affecting the Company Generally

          Future Legislation. Various legislation is from time to time introduced in Congress and state legislatures with respect to the regulation of financial institutions. Such legislation may change our operating environment and the operating environment of our subsidiaries in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations, would have upon our financial condition or results of operations or upon our shareholders.

          Fiscal Monetary Policies. The Company’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Company is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the FRB are conducting open market operations in United States government securities, changing the discount rates of borrowings of depository institutions, imposing or changing reserve requirements against depository institutions’ deposits, and imposing or changing reserve requirements against certain borrowings by banks and their affiliates.

          These methods are used in varying degrees and combinations to directly effect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB have a material effect on the Company’s business, results of operations and financial condition.

          The references in the foregoing discussion to various aspects of statutes and regulations are merely summaries which do not purport to be complete and which are qualified in their entirety by reference to the actual statutes and regulations.

Employees

          As of December 31, 2003, we had 2,979 full-time equivalent employees, of whom 842 are officers, and 2,137 are administrative personnel. We do not maintain collective bargaining agreements with any groups of employees. Our relationship with employees is considered very good, allowing us to maintain key employees while attracting talented new employees.

Sarbanes-Oxley Act of 2002

          The Sarbanes-Oxley Act, passed in July 2002, imposes significant new responsibilities on publicly held companies, particularly in the area of corporate governance. We have responded to the various requirements of the Act and the implementing regulations issued by the Securities and Exchange Commission and The New York Stock Exchange. We have taken those steps to reinforce our corporate governance structure and financial reporting procedures that are mandated under the Act and will continue to observe full compliance in upcoming periods. We have always emphasized best practices in corporate governance as the most effective way of assuring stockholders that their investment is properly managed and their interests remain paramount.

ITEM 2 - PROPERTIES

          Our executive and administrative offices are located in Melville, New York. We currently lease 100% of this facility representing 124,000 square feet. We maintain our data processing and operations center in a 52,400 square foot, owned facility, located in Mattituck, New York.

          At December 31, 2003, North Fork Bank owned 73 branch office facilities and leased 102 branch office facilities under long-term lease arrangements expiring at various times through 2026. Additional information regarding properties is included in “Notes to Consolidated Financial Statements - Note 6 – Premises and Equipment” and “Note 18 - Other Commitments and Contingent Liabilities” in our 2003 Annual Report to Shareholders, and is incorporated herein by reference. The bank is also obligated under various other leases for facilities that have been vacated as a result of consolidation following acquisitions. The majority of these vacated facilities were subleased by the bank.

          Superior Savings of New England, N.A. is headquartered in an owned facility in Branford, Connecticut and operates a branch in a leased facility in East Tremont, New York.

ITEM 3 - LEGAL PROCEEDINGS

          We are subject to certain pending and threatened legal actions which arise out of the normal course of business. Management believes that the resolution of any pending or threatened litigation will not have a material adverse effect on its financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of stockholders during the fourth quarter of 2003.

ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and position of each of the executive officers as of January 1, 2004 are presented in the following table. The officers are elected annually by the Board of Directors.

Name	Age	Present Positions and Offices With the Company
John A. Kanas	57	President of the Company and North Fork Bank since 1981.
Chairman of the Board of the Company since 1986 and North Fork Bank since 1987.
Chief Executive Officer of the Company and North Fork Bank since 1988.
		Director of the Company since 1981.

John Bohlsen	61	Vice Chairman of the Board of the Company and North Fork Bank since 1992.

Name	Age	Present Positions and Offices With the Company
		Director of the Company since 1986.

Daniel M. Healy	61	Executive Vice President and Chief Financial Officer of the Company and North Fork Bank since 1992. Director of the Company since 2000.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our common stock is traded on the New York Stock Exchange under the symbol NFB. As of March 1, 2004, there were 8,745 shareholders of record of our common stock.

          We declared quarterly cash dividends on our common stock in the amount of $.27 per share for each of the first three quarters of 2003 and $.30 per share for the fourth quarter of 2003. For the year 2002, we declared quarterly cash dividends on our common stock in the amount of $.24, $.25, $.25, and $.27 per share for the first, second, third and fourth quarters, respectively. Additional information regarding dividends and restrictions thereon, and market price information is included in “Management’s Discussion and Analysis - Liquidity Risk Management”, “Capital”, and “Quarterly Financial Information” and “Notes to Consolidated Financial Statements - Note 16 – Capital” in our 2003 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

          The information required by this item is included in the section entitled “Selected Financial Data” in our 2003 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information required by this item is included in the section entitled “Management’s Discussion and Analysis” in our 2003 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The consolidated financial statements and the related notes presented herein have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the measurement of our financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature and most of our income and much of our expense is directly related to these monetary assets and liabilities. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction, or to the same extent, as the price of goods and services. Much of our risk analysis on an ongoing basis focuses on interest rate risk. Additional information regarding market and interest rate risk required by this item is included in “Management’s Discussion and Analysis - Net Interest Income”, “Securities”, and “Asset/Liability Management” in our 2003 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this item is included in “ Management’s Discussion and Analysis — Quarterly Financial Information”, “Consolidated Financial Statements”, “Notes to Consolidated Financial Statements”, the “Independent Auditors’ Report”, and the “Report of Management” in our 2003 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There were no changes in or disagreements with accountants on accounting and financial disclosure as defined in Item 304 of Regulation S-K.

ITEM 9A - CONTROLS AND PROCEDURES

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

          Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2003. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that, our disclosure controls and procedures were effective. Further, there were no significant changes made in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation performed by senior management including the Chief Executive Officer and Chief Financial Officer.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item is set forth under the captions “Election of Directors and Information with Respect to Directors and Officers” in our Definitive Proxy Statement for our Annual Meeting of Stockholders to be held on Tuesday, April 27, 2004, which is incorporated herein by reference, and in Part I of this Report under the caption “Item 4A-Executive Officers of the Registrant.” The Company’s Board of Directors has adopted a Code of Ethics for Principal Executives and Senior Financial Officers which is attached hereto as Exhibit 14.

ITEM 11 - EXECUTIVE COMPENSATION

          The information required by this item is set forth in the following sections of our Definitive Proxy Statement for our 2004 Annual Meeting of Stockholders: “Compensation of Directors”, “Executive Compensation”, and “Retirement Plans”.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          (a) Certain information required by this item is set forth in the following sections of our Definitive Proxy Statement for 2004 Annual Meeting of Stockholders: “Certain Beneficial Ownership” and “Nominees for Director and Directors Continuing in Office”.

          (b) Equity Compensation Plan Information

          The following table sets forth certain information regarding our equity compensation plans as of December 31, 2003. The 1989 Executive Management Compensation Plan and the 1994 Key Employee Stock Plan were approved by our stockholders. The 1997 Non-Officer Stock Plan, the 1998, 1999 and 2003 Stock Compensation Plans and the New Employee Stock Compensation Plan were not approved by our stockholders.

			Number of securities
			remaining available for
			future issuance under equity
	Number of securities to be		compensation plans
	issued upon exercise of	Weighted-average exercise	(excluding securities
As of December 31, 2003	outstanding options	price of outstanding options	reflected in column (a))
Plan category	(a )	(b )	(c )

Equity compensation plans approved by security holders (1)	282,174	$9.76	0
Equity compensation plans not approved by security holders (1) (2)	2,375,439	$32.25	6,365,786

Total	2,657,613	$29.86	6,365,786

(1)	Does not include 4,551,385 shares of restricted stock previously awarded under these plans that have not vested as of the specified date. Does not include shares subject to options previously granted under these plans and previously exercised on a deferred delivery basis, even if such shares have not been delivered as of the specified date.

(2)	Does not include 517,121 shares to be issued upon the exercise of outstanding options awarded under shareholder-approved plans of predecessor companies (Reliance Bancorp, Inc. and JSB Financial, Inc.) and assumed by us in connection with our acquisition of those companies. These options have a weighted average exercise price of $13.15 per share. No further awards will be made under these assumed plans.

     Description of Non-Shareholder Approved Plans

     We currently maintain the following five equity compensation plans that have not been approved by shareholders: the 1997 Non-Officer Stock Plan (“1997 Plan”), the 1998 Stock Compensation Plan (“1998 Plan”), the 1999 Stock Compensation Plan (“1999 Plan”), the New Employee Stock Compensation Plan (“New Employee Stock Plan”), and the 2003 Stock Compensation Plan (“2003 Plan”). All of our plans are administered by the Compensation Committee (the “Committee”) of our Board of Directors which determines the amounts and recipients of non-qualified stock options and restricted stock awards under the plans. In addition, all of the plans operate under similar general terms. For example, each plan authorizes the Committee to grant and establish the terms of awards of non-qualified stock options and restricted stock, within certain limitations. Each plan expressly prohibits the grant of “below market options” (i.e., stock options with an exercise price less than the market price of our common stock on the day of the grant).

          There are distinctions among the various plans, including the total number of shares of common stock authorized for grant and the persons eligible to receive awards thereunder. The New Employee Stock Plan authorized the issuance of 1,000,000 shares of common stock, in the form of stock options or restricted stock, and is reserved for grants to newly hired salaried employees to induce them to accept an offer of employment. The 1997 Plan initially authorized the issuance of 250,000 shares of common stock, in the form of stock options or restricted stock, exclusively to full-time employees who are not also “officers” as defined under the plan. The Committee has determined not to grant any additional awards under this plan. The 1998 Plan, 1999 Plan and 2003 Plan permit grants of awards to full-time employees. The 1998 Plan authorized a total of 1,500,000 shares, no more than 1,000,000 of which may be granted in the form of restricted stock. The 1999 Plan authorized a total of 5,000,000 shares with no more than 3,300,000 of such shares to be granted in the form of restricted stock. The 2003 Plan authorized a total of 5,000,000 shares; no more than 3,300,000 of such shares may be granted in the form of restricted stock. Additional information required by this item is included in “Management’s Discussion and Analysis - Recent Accounting Pronouncements”, and “Notes to Consolidated Financial Statements - Note 1 – Summary of Significant Accounting Policies” and “Note 14 – Common Stock Plans” in our 2003 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is set forth under the caption “Transactions with Directors, Executive Officers and Associated Persons” in our Definitive Proxy Statement for our 2004 Annual Meeting of Stockholders.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

          The information required by this item is set forth under the caption “Audit Fees” in our Definitive Proxy Statement for our 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The consolidated financial statements, including notes thereto, and financial schedules required in response to this item as set forth in response to Part II, Item 8 of this Annual Report are incorporated herein by reference to our 2003 Annual Report to Shareholders filed herewith as Exhibit 13.

		Page No.
1.	Financial Statements
	Consolidated Statements of Income	38
	Consolidated Balance Sheets	39
	Consolidated Statements of Changes in Stockholders’ Equity	40
	Consolidated Statements of Cash Flows	41-42
	Consolidated Statements of
	Comprehensive Income	43
	Notes to Consolidated Financial Statements	44-73
	Independent Auditors’ Report	74
	Report of Management	75

2.	Financial Statement Schedules

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the consolidated financial statements have been omitted because they are either not required, are not applicable or are included in the consolidated financial statements or notes thereto, which are incorporated herein by reference to our 2003 Annual Report to Shareholders.

3.	Exhibits

The exhibits listed on the Exhibit Index page of this Annual Report are incorporated herein by reference or filed herewith as required by Item 601 of Regulation S-K (each management contract or compensatory plan or arrangement listed therein is identified).

(b)	Current Reports on Form 8-K filed during the fourth quarter of 2003.

1.	Current Report on Form 8-K dated October 17, 2003 (announcing earnings and returns for the third quarter).

2.	Current Report on Form 8-K dated November 5, 2003 (announcing that we will be presenting at the BancAnalysts Association of Boston Conference on Thursday, November 6, 2003).

3.	Current Report on Form 8-K dated November 12, 2003 (announcing that we will be presenting at the Sandler O’Neill & Partners Financial Services Conference on Thursday, November 13, 2003).

4.	Current Report on Form 8-K dated November 18, 2003 (announcing that we will be presenting at the Merrill Lynch Banking and Financial Services Investor Conference on Wednesday, November 19, 2003).

5.	Current Report on Form 8-K dated December 2, 2003 (announcing that we will be presenting at the Friedman Billings Ramsey 10th Annual Investor Conference in New York City on Wednesday, December 3, 2003).

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH FORK BANCORPORATION, INC.

BY:	/s/	John A. Kanas

JOHN A. KANAS
President and Chief Executive Officer

Dated: March 5, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John A. Kanas John A. Kanas	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 5, 2004

/s/ Daniel M. Healy Daniel M. Healy	Director Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	March 5, 2004

/s/ John Bohlsen John Bohlsen	Director Vice Chairman of the Board	March 5, 2004

Allan C. Dickerson	Director	March 5, 2004

/s/ Lloyd A. Gerard Lloyd A. Gerard	Director	March 5, 2004

/s/ Raymond A. Nielsen Raymond A. Nielsen	Director	March 5, 2004

/s/ James F. Reeve James F. Reeve	Director	March 5, 2004

/s/ George H. Rowsom George H. Rowsom	Director	March 5, 2004

/s/ Dr. Kurt R. Schmeller Dr. Kurt R. Schmeller	Director	March 5, 2004

EXHIBIT INDEX

Exhibit
Number	Description	Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of February 13, 2001 by and among North Fork Bancorporation, Inc., North Fork Bank and Commercial Bank of New York	Previously filed on Form 10-K for the year ended December 31, 2000, dated March 27, 2001, as Exhibit 2.1 and incorporated herein by reference.

2.2	Assignment and Assumption Agreement dated November 9, 2001, by and between North Fork Bank and Commercial Bank of New York	Previously filed on Form 10-K for the year ended December 31, 2001, dated March 26, 2002, as Exhibit 2.2 and incorporated herein by reference.

2.3	Agreement and Plan of Merger dated December 16, 2003 by and between North Fork Bancorporation, Inc. and The Trust Company of New Jersey	Filed herewith.

2.4	Agreement and Plan of Merger dated February 15, 2004 by and between North Fork Bancorporation, Inc. and GreenPoint Financial Corp.	Filed herewith.

3.1	Articles of Incorporation of North Fork Bancorporation, Inc.	Previously filed on Form 10-K for the year ended December 31, 2002, dated March 25, 2003, as Exhibit 3.1 and incorporated herein by reference.

3.2	By-Laws of North Fork Bancorporation, Inc., as amended, effective July 23, 2002	Previously filed on Form 10-Q for the period ended June 30, 2002 as Exhibit 3.2 and incorporated herein by reference.

4.1	Prospectus for North Fork Capital Trust I issuance of Capital Trust Pass-Through Securities	Previously filed with Post-Effective Amendment No. 1 to the Registrants’ registration statement on Form S-4, dated May 2, 1997 (Registration No. 333-24419) and incorporated herein by reference.

4.2	Prospectus for North Fork Capital Trust II issuance of Capital Trust Pass-Through Securities	Previously filed with Post-Effective Amendment No. 1 to the Registrants’ registration statement on Form S-3, dated November 21, 1997 (Registration No. 333-40311) and incorporated herein by reference.

4.3	Prospectus for Reliance Capital Trust I, issuance of Capital Trust Pass-Through Securities	Previously filed by Reliance Bancorp, Inc. on Form S-4, dated October 13, 1998 (Registration No. 333-64219) and incorporated herein by reference.

4.4	Prospectus for $350,000,000 5.875% subordinated notes due 2012 and $150,000,000 5% fixed/floating rate subordinated notes due 2012	Previously filed on Form S-4, dated November 5, 2002 (Registration No. 333-101009) as amended by Amendment No. 1 on Form S-4A, dated November 15, 2002 and incorporated herein by reference.

EXHIBIT INDEX (continued)

Exhibit
Number	Description	Method of Filing
10.1	North Fork Bancorporation, Inc. Dividend Reinvestment and Stock Purchase Plan, as amended	Previously filed with Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, dated May 16, 1995 (Registration No. 33-54222) as amended by the filing of Form S-3D, dated May 10, 2002 (Registration No.333-88028) and incorporated herein by reference.

10.2(a)	North Fork Bancorporation, Inc. 1989 Executive Management Compensation Plan	Previously filed on Form S-8, dated April 17, 1990 (Registration No. 33-34372) and incorporated herein by reference.

10.3(a)	North Fork Bancorporation, Inc. 1994 Key Employee Stock Plan	Previously filed on Form S-8, dated May 4, 1994 (Registration No. 33-53467), as amended by the filing of Form S-8 dated June 7, 1996 (Registration No. 333-05513) and incorporated herein by reference. These filings were also amended by the filing of Form S-8, dated September 20, 2001 (Registration No. 333-69698) and incorporated herein by reference.

10.4(a)	Form of Change-in-Control Agreement, as entered into between North Fork Bancorporation, Inc. and each of John A. Kanas, John Bohlsen and Daniel M. Healy, each dated December 20, 1994	Previously filed on Form 10-Q for the period ended March 31, 1995, as Exhibit 10.2 and incorporated herein by reference.

10.5(a)	Form of Non-Qualified Stock Option Agreement entered into between North Fork Bancorporation, Inc. and John A. Kanas, John Bohlsen, and Daniel M. Healy, each dated December 13, 1999	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000, as Exhibit 10.10(a) and incorporated herein by reference.

10.6(a)	Form of Restricted Stock Agreement, entered into between North Fork Bancorporation, Inc. and John A. Kanas, John Bohlsen, and Daniel M. Healy, each dated December 13, 1999	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000, as Exhibit 10.11(a) and incorporated herein by reference.

10.7(a)	North Fork Bancorporation, Inc. 1999 Stock Compensation Plan	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000 (Registration No.333-39536), as Exhibit 10.12(a) and incorporated herein by reference.

EXHIBIT INDEX (continued)

Exhibit
Number	Description	Method of Filing
10.8(a)	North Fork Bancorporation, Inc. 1997 Non-Officer Stock Plan	Previously filed on Form S-8, dated June 8, 1998 (Registration No. 333-56329) and incorporated herein by reference.

10.9(a)	North Fork Bancorporation, Inc. 1998 Stock Compensation Plan, as amended	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000, (Registration No.333-74713) as Exhibit 10.14(a) and incorporated herein by reference.

10.10(a)	Form of Consulting Agreement, as entered into between North Fork Bancorporation, Inc. and Thomas M. O’Brien, dated December 31, 1999	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000, as Exhibit 10.16(a) and incorporated herein by reference.

10.11(a)	JSB Financial, Inc. 1996 Stock Option Plan	Previously filed by JSB Financial, Inc. on their Proxy Statement dated March 29, 1996, Appendix A (pages 21-33), and incorporated herein by reference.

10.12(a)	Reliance Bancorp, Inc. 1994 Incentive Stock Option Plan	Previously filed by Reliance Bancorp, Inc. on their Proxy Statement dated October 7, 1994 and incorporated herein by reference.

10.13(a)	Reliance Bancorp, Inc. Amended and Restated Incentive Stock Option Plan	Previously filed by Reliance Bancorp, Inc. on Form 10-K for the period ended June 30, 1998 (Registration No.333-94381) and incorporated herein by reference.

10.14(a)	North Fork Bancorporation, Inc. Amended and Restated Performance Plan	Previously filed on Form 10-K for the year ended December 31, 2000, dated March 27, 2001, as Exhibit 10.18 (a) and incorporated herein by reference.

10.15(a)	North Fork Bancorporation, Inc. Annual Incentive Compensation Plan	Previously filed on Form 10-K for the year ended December 31, 2001, dated March 26, 2002, as Exhibit 10.18 (a) and incorporated herein by reference.

10.16 (a)	North Fork Bancorporation, Inc. 401(k) Retirement Savings Plan, as amended	Previously filed on Form S-8, dated September 28, 1992 (Registration No.33-52504) as amended by Exhibit 4 to the Registrant’s Registration Statement on Form S-8 dated February 2, 1996 (Registration No.333-00675) and incorporated herein by reference. These filings were also amended by the filing of Form S-8, dated September 20, 2001 (Registration No.333-69700) and incorporated herein by reference.

EXHIBIT INDEX (continued)

Exhibit
Number	Description	Method of Filing
10.17(a)	North Fork Bancorporation, Inc. New Employee Stock Compensation	Previously filed on Form S-8, dated June 10, 2002 (Registration No.333-90134) and incorporated herein by reference.

10.18(a)	North Fork Bancorporation, Inc. Supplemental Executive Retirement Program	Previously filed on Form 10-K for the year ended. December 31, 2002, dated March 25, 2003 as Exhibit 10.19(a) and incorporated herein by reference.

10.19(a)	North Fork Bancorporation, Inc. 2003 Stock Compensation Plan	Previously filed on Form S-8, dated July 1, 2003 (Registration No. 333-106705) as Exhibit 99.1 and incorporated herein by reference.

11	Statement re: Computation of Earnings Per Share.	Filed herewith.

12	Statement re: Computation of Earnings to Fixed Charges Ratios.	Filed herewith.

13	Pages 10 through 76 of the Company’s 2003 Annual Report to Shareholders that are incorporated herein by reference	Filed herewith.

14	Code of Ethics	Filed herewith.

21	Subsidiaries of Company	Filed herewith.

23	Accountants’ Consent	Filed herewith.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(a) Management contract or compensatory plan or arrangement.