Form 10-K/A
period 2003-12-31
NORTH FORK BANCORPORATION INC
filed 2004-04-12
CIK 352510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

     As of March 1, 2004, the aggregate market value of the Registrant’s common stock (based on the average stock price on March 1, 2004) held by non-affiliates was approximately $6,312,108,830.

     As of March 1, 2004, there were 152,899,164 shares of the Registrant’s common stock outstanding.

EXPLANATORY NOTE

Purpose for Amendment

     The purpose of this amendment of North Fork Bancorporation’s (“the Company’s”) Annual Report on Form 10-K for the year ended December 31, 2003, originally filed on March 5, 2004 is to clarify and enhance certain disclosures, as outlined below, following a standard review of the Company’s Form 10-K by the United States Securities and Exchange Commission. The Company’s consolidated financial position and consolidated results of operations for the periods presented have not been restated from the consolidated financial position and consolidated results of operations originally reported.

•	to adjust “Return on Average Stockholders’ Equity” in the “Selected Financial Data” section;

•	to reflect the Provision and Allowance for Loan Losses as our only critical accounting policies under the caption “Overview” in the “Management’s Discussion and Analysis” section;

•	to include additional disclosure under the caption “Provision and Allowance for Loan Loss” in the “Management’s Discussion and Analysis” section;

•	to include additional disclosure under the caption “Loan Portfolio” in the “Management’s Discussion and Analysis” section;

•	to include additional disclosure under the caption “Asset/Liability Management” in the Management’s Discussion and Analysis” section;

•	to include additional disclosure about Premises and Equipment under Note 1 to the Consolidated Financial Statements under the caption “Summary of Significant Accounting Policies”;

•	to include additional disclosure about “Impairment” under Note 1 to the Consolidated Financial Statements under the caption “Summary of Significant Accounting Policies”;

•	to adjust certain disclosure under note 7 to the Consolidated Financial Statements under the caption “Federal Funds Purchased and Securities Sold Under Agreements to Repurchase”;

•	to include additional disclosure related to certificates of deposits greater than $100,000 under Note 11 to the Consolidated Financial Statement under the caption “Deposits”.

In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications and consents. The exhibit list to this Amendment is amended to reflect the previously filed exhibits to the Company’s 10-K and, therefore, unless otherwise indicated those exhibits are not re-filed herewith. The remaining disclosures contained within this Amendment consist of all other disclosures originally contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 in the form filed with the Securities and Exchanged Commission on March 5, 2004. These other disclosures as originally included in the Company’s 10-K are not amended hereby, but are included for the convenience of the reader.

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

Dated: April 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John A. Kanas John A. Kanas	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 12, 2004

/s/ Daniel M. Healy Daniel M. Healy	Director Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	April 12, 2004

/s/ John Bohlsen John Bohlsen	Director Vice Chairman of the Board	April 12, 2004

/s/ Allan C. Dickerson Allan C. Dickerson	Director	April 12, 2004

/s/ Lloyd A. Gerard Lloyd A. Gerard	Director	April 12, 2004

/s/ Katherine Heaviside Katherine Heaviside	Director	April 12, 2004

/s/ Raymond A. Nielsen Raymond A. Nielsen	Director	April 12, 2004

/s/ James F. Reeve James F. Reeve	Director	April 12, 2004

/s/ George H. Rowsom George H. Rowsom	Director	April 12, 2004

/s/ Dr. Kurt R. Schmeller Dr. Kurt R. Schmeller	Director	April 12, 2004

EXHIBIT INDEX

Exhibit
Number	Description	Method of Filing
2.1	Agreement and Plan of Reorganization, dated as of February 13, 2001 by and among North Fork Bancorporation, Inc., North Fork Bank and Commercial Bank of New York	Previously filed on Form 10-K for the year ended December 31, 2000, dated March 27, 2001, as Exhibit 2.1 and incorporated herein by reference.

2.2	Assignment and Assumption Agreement dated November 9, 2001, by and between North Fork Bank and Commercial Bank of New York	Previously filed on Form 10-K for the year ended December 31, 2001, dated March 26, 2002, as Exhibit 2.2 and incorporated herein by reference.

2.3*	Agreement and Plan of Merger dated December 16, 2003 by and between North Fork Bancorporation, Inc. and The Trust Company of New Jersey	Filed herewith.

2.4*	Agreement and Plan of Merger dated February 15, 2004 by and between North Fork Bancorporation, Inc. and GreenPoint Financial Corp.	Filed herewith.

3.1	Articles of Incorporation of North Fork Bancorporation, Inc.	Previously filed on Form 10-K for the year ended December 31, 2002, dated March 25, 2003, as Exhibit 3.1 and incorporated herein by reference.

3.2	By-Laws of North Fork Bancorporation, Inc., as amended, effective July 23, 2002	Previously filed on Form 10-Q for the period ended June 30, 2002 as Exhibit 3.2 and incorporated herein by reference.

4.1	Prospectus for North Fork Capital Trust I issuance of Capital Trust Pass-Through Securities	Previously filed with Post-Effective Amendment No. 1 to the Registrants’ registration statement on Form S-4, dated May 2, 1997 (Registration No. 333-24419) and incorporated herein by reference.

4.2	Prospectus for North Fork Capital Trust II issuance of Capital Trust Pass-Through Securities	Previously filed with Post-Effective Amendment No. 1 to the Registrants’ registration statement on Form S-3, dated November 21, 1997 (Registration No. 333-40311) and incorporated herein by reference.

4.3	Prospectus for Reliance Capital Trust I, issuance of Capital Trust Pass-Through Securities	Previously filed by Reliance Bancorp, Inc. on Form S-4, dated October 13, 1998 (Registration No. 333-64219) and incorporated herein by reference.

4.4	Prospectus for $350,000,000 5.875% subordinated notes due 2012 and $150,000,000 5% fixed/floating rate subordinated notes due 2012	Previously filed on Form S-4, dated November 5, 2002 (Registration No. 333-101009) as amended by Amendment No. 1 on Form S-4A, dated November 15, 2002 and incorporated herein by reference.

*    Previously filed on Form 10-K on March 5, 2004.

EXHIBIT INDEX (continued)

Exhibit
Number	Description	Method of Filing
10.1	North Fork Bancorporation, Inc. Dividend Reinvestment and Stock Purchase Plan, as amended	Previously filed with Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, dated May 16, 1995 (Registration No. 33-54222) as amended by the filing of Form S-3D, dated May 10, 2002 (Registration No.333-88028) and incorporated herein by reference.

10.2(a)	North Fork Bancorporation, Inc. 1989 Executive Management Compensation Plan	Previously filed on Form S-8, dated April 17, 1990 (Registration No. 33-34372) and incorporated herein by reference.

10.3(a)	North Fork Bancorporation, Inc. 1994 Key Employee Stock Plan	Previously filed on Form S-8, dated May 4, 1994 (Registration No. 33-53467), as amended by the filing of Form S-8 dated June 7, 1996 (Registration No. 333-05513) and incorporated herein by reference. These filings were also amended by the filing of Form S-8, dated September 20, 2001 (Registration No. 333-69698) and incorporated herein by reference.

10.4(a)	Form of Change-in-Control Agreement, as entered into between North Fork Bancorporation, Inc. and each of John A. Kanas, John Bohlsen and Daniel M. Healy, each dated December 20, 1994	Previously filed on Form 10-Q for the period ended March 31, 1995, as Exhibit 10.2 and incorporated herein by reference.

10.5(a)	Form of Non-Qualified Stock Option Agreement entered into between North Fork Bancorporation, Inc. and John A. Kanas, John Bohlsen, and Daniel M. Healy, each dated December 13, 1999	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000, as Exhibit 10.10(a) and incorporated herein by reference.

10.6(a)	Form of Restricted Stock Agreement, entered into between North Fork Bancorporation, Inc. and John A. Kanas, John Bohlsen, and Daniel M. Healy, each dated December 13, 1999	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000, as Exhibit 10.11(a) and incorporated herein by reference.

10.7(a)	North Fork Bancorporation, Inc. 1999 Stock Compensation Plan	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000 (Registration No.333-39536), as Exhibit 10.12(a) and incorporated herein by reference.

EXHIBIT INDEX (continued)

Exhibit
Number	Description	Method of Filing
10.8(a)	North Fork Bancorporation, Inc. 1997 Non-Officer Stock Plan	Previously filed on Form S-8, dated June 8, 1998 (Registration No. 333-56329) and incorporated herein by reference.

10.9(a)	North Fork Bancorporation, Inc. 1998 Stock Compensation Plan, as amended	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000, (Registration No.333-74713) as Exhibit 10.14(a) and incorporated herein by reference.

10.10(a)	Form of Consulting Agreement, as entered into between North Fork Bancorporation, Inc. and Thomas M. O’Brien, dated December 31, 1999	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000, as Exhibit 10.16(a) and incorporated herein by reference.

10.11(a)	JSB Financial, Inc. 1996 Stock Option Plan	Previously filed by JSB Financial, Inc. on their Proxy Statement dated March 29, 1996, Appendix A (pages 21-33), and incorporated herein by reference.

10.12(a)	Reliance Bancorp, Inc. 1994 Incentive Stock Option Plan	Previously filed by Reliance Bancorp, Inc. on their Proxy Statement dated October 7, 1994 and incorporated herein by reference.

10.13(a)	Reliance Bancorp, Inc. Amended and Restated Incentive Stock Option Plan	Previously filed by Reliance Bancorp, Inc. on Form 10-K for the period ended June 30, 1998 (Registration No.333-94381) and incorporated herein by reference.

10.14(a)	North Fork Bancorporation, Inc. Amended and Restated Performance Plan	Previously filed on Form 10-K for the year ended December 31, 2000, dated March 27, 2001, as Exhibit 10.18 (a) and incorporated herein by reference.

10.15(a)	North Fork Bancorporation, Inc. Annual Incentive Compensation Plan	Previously filed on Form 10-K for the year ended December 31, 2001, dated March 26, 2002, as Exhibit 10.18 (a) and incorporated herein by reference.

10.16 (a)	North Fork Bancorporation, Inc. 401(k) Retirement Savings Plan, as amended	Previously filed on Form S-8, dated September 28, 1992 (Registration No.33-52504) as amended by Exhibit 4 to the Registrant’s Registration Statement on Form S-8 dated February 2, 1996 (Registration No.333-00675) and incorporated herein by reference. These filings were also amended by the filing of Form S-8, dated September 20, 2001 (Registration No.333-69700) and incorporated herein by reference.

EXHIBIT INDEX (continued)

Exhibit
Number	Description	Method of Filing
10.17(a)	North Fork Bancorporation, Inc. New Employee Stock Compensation	Previously filed on Form S-8, dated June 10, 2002 (Registration No.333-90134) and incorporated herein by reference.

10.18(a)	North Fork Bancorporation, Inc. Supplemental Executive Retirement Program	Previously filed on Form 10-K for the year ended. December 31, 2002, dated March 25, 2003 as Exhibit 10.19(a) and incorporated herein by reference.

10.19(a)	North Fork Bancorporation, Inc. 2003 Stock Compensation Plan	Previously filed on Form S-8, dated July 1, 2003 (Registration No. 333-106705) as Exhibit 99.1 and incorporated herein by reference.

11*	Statement re: Computation of Earnings Per Share.	Filed herewith.

12*	Statement re: Computation of Earnings to Fixed Charges Ratios.	Filed herewith.

13	Pages 10 through 76 of the Company’s 2003 Annual Report to Shareholders that are incorporated herein by reference	Filed herewith.

14*	Code of Ethics	Filed herewith.

21*	Subsidiaries of Company	Filed herewith.

23	Accountants’ Consent	Filed herewith.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(a) Management contract or compensatory plan or arrangement.

 *  Previously filed on Form 10-K on March 5, 2004.