Form 10-Q
period 2004-03-31
NORTH FORK BANCORPORATION INC
filed 2004-05-10
CIK 352510

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended:	March 31, 2004

NORTH FORK BANCORPORATION, INC.

(Exact name of Company as specified in its charter)

DELAWARE	36-3154608

(State or other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

275 BROADHOLLOW ROAD, MELVILLE, NEW YORK	11747

(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). (X)Yes (  ) No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF COMMON STOCK	NUMBER OF SHARES OUTSTANDING –5/6/04

$.01 Par Value	152,973,497

North Fork Bancorporation, Inc.

Form 10-Q

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,	March 31,
(in thousands, except per share amounts)	2004	2003	2003
Assets:
Cash & Due from Banks	$407,025	$510,354	$376,355
Money Market Investments	239,081	21,037	47,693
Securities:
Available-for-Sale ($1,915,308, $1,911,586 and $4,287,274 pledged at March 31, 2004, December 31, 2003 and March 31, 2003, respectively)	7,706,879	7,136,275	9,516,955
Held-to-Maturity ($40,470, $52,808 and $113,647 pledged at March 31, 2004, December 31, 2003 and March 31, 2003, respectively)	169,264	190,285	252,364

Total Securities	7,876,143	7,326,560	9,769,319

Loans:
Held-for-Sale	3,209	4,074	17,565
Held-for-Investment, Net of Unearned Income & Deferred Costs	12,655,744	12,341,199	11,417,858

Total Loans	12,658,953	12,345,273	11,435,423
Less: Allowance for Loan Losses	124,364	122,733	115,087

Net Loans	12,534,589	12,222,540	11,320,336
Goodwill	410,494	410,494	410,494
Identifiable Intangibles	11,984	12,765	15,441
Premises & Equipment	160,151	150,875	140,517
Accrued Income Receivable	92,375	88,722	107,549
Other Assets	242,295	226,027	211,929

Total Assets	$21,974,137	$20,969,374	$22,399,633

Liabilities and Stockholders’ Equity:
Deposits:
Demand	$4,233,526	$4,080,134	$3,359,885
Savings	3,846,837	3,770,683	3,532,326
NOW & Money Market	5,126,883	4,519,476	3,376,108
Time	1,743,679	1,784,408	1,932,743
Certificates of Deposits, $100,000 & Over	992,563	961,414	1,171,386

Total Deposits	15,943,488	15,116,115	13,372,448

Federal Funds Purchased & Securities Sold Under Agreements to Repurchase	1,905,362	2,171,154	4,527,000
Federal Home Loan Bank Advances	1,050,000	1,050,000	1,550,000
Subordinated Debt	488,402	476,499	499,162
Junior Subordinated Debt	273,942	266,977	276,672
Due To Brokers	303,604	31,095	178,076
Accrued Expenses & Other Liabilities	425,560	379,045	464,188

Total Liabilities	$20,390,358	$19,490,885	$20,867,546

Stockholders’ Equity:
Preferred Stock, par value $1.00; authorized 10,000,000 shares, unissued	$—	$—	$—
Common Stock, par value $0.01; authorized 500,000,000 shares; issued 174,580,778 shares at March 31, 2004	1,746	1,746	1,746
Additional Paid in Capital	376,408	378,793	375,513
Retained Earnings	1,872,989	1,816,458	1,651,882
Accumulated Other Comprehensive Income/(Loss), net of tax effect	31,855	(2,044)	30,916
Deferred Compensation	(88,502)	(91,789)	(68,307)
Treasury Stock at cost; 21,566,242 shares at March 31, 2004	(610,717)	(624,675)	(459,663)

Total Stockholders’ Equity	1,583,779	1,478,489	1,532,087

Total Liabilities and Stockholders’ Equity	$21,974,137	$20,969,374	$22,399,633

See accompanying notes to consolidated financial statements

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,	March 31,
(in thousands, except per share amounts)	2004	2003
Interest Income:
Loans	$194,200	$196,921
Mortgage-Backed Securities	59,137	82,228
Other Securities	9,599	13,605
State & Municipal Obligations	4,524	3,789
Money Market Investments	203	174

Total Interest Income	267,663	296,717

Interest Expense:
Savings, NOW & Money Market Deposits	15,011	14,760
Time Deposits	6,643	10,053
Certificates of Deposits, $100,000 & Over	4,093	5,103
Federal Funds Purchased & Securities Sold Under Agreements to Repurchase	16,281	28,658
Federal Home Loan Bank Advances	12,322	18,957
Subordinated Debt	4,545	7,225
Junior Subordinated Debt	1,939	2,511

Total Interest Expense	60,834	87,267

Net Interest Income	206,829	209,450
Provision for Loan Losses	6,500	6,250

Net Interest Income after Provision for Loan Losses	200,329	203,200

Non-Interest Income:
Customer Related Fees & Service Charges	21,771	20,166
Investment Management, Commissions & Trust Fees	3,924	3,124
Mortgage Banking Income	1,160	2,818
Check Cashing Fees	1,189	996
Other Operating Income	5,797	4,546
Securities Gains, net	7,888	2,597

Total Non-Interest Income	41,729	34,247

Non-Interest Expense:
Employee Compensation & Benefits	51,077	47,340
Occupancy & Equipment, net	17,625	15,521
Other Operating Expenses	17,946	16,817
Amortization of Identifiable Intangibles	781	892

Total Non-Interest Expense	87,429	80,570

Income Before Income Taxes	154,629	156,877
Provision for Income Taxes	52,110	53,338

Net Income	$102,519	$103,539

Earnings Per Share – Basic	$0.69	$0.67
Earnings Per Share – Diluted	0.68	0.67

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)

For the Three Months Ended March 31,
(in thousands)	2004	2003
Cash Flows from Operating Activities:
Net Income	$102,519	$103,539
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	6,500	6,250
Depreciation	4,209	3,644
Amortization of Deferred Compensation	3,501	2,887
Amortization of Identifiable Intangible	781	892
Amortization of Premiums	9,177	23,165
Accretion of Discounts and Net Deferred Loan Fees	(3,903)	(9,811)
Securities Gains, net	(7,888)	(2,597)
Gains on Sales of Loans Held-for-Sale	(289)	(1,538)
Originations of Loans Held-for-Sale	(25,054)	(134,791)
Proceeds from Sales of Loans Held-for-Sale	24,478	123,221
Purchases of Trading Assets	(13,911)	—
Sales of Trading Assets	14,015	—
Other, Net	45,359	(83,223)

Net Cash Provided by Operating Activities	159,494	31,638

Cash Flows from Investing Activities:
Purchases of Securities Held-to-Maturity	—	(14,280)
Maturities, Redemptions, Calls and Principal Repayments on Securities Held-to-Maturity	20,844	69,408
Purchases of Securities Available-for-Sale	(989,590)	(2,447,545)
Proceeds from Sales of Securities Available-for-Sale	282,329	71,035
Maturities, Redemptions, Calls and Principal Repayments on Securities Available-for-Sale	452,159	1,600,566
Net Change in Loans Held-for-Investment	(314,375)	(53,691)
Transfers to Other Real Estate, Net of Sales	220	—
Purchases of Premises and Equipment, net	(13,485)	(11,633)

Net Cash Used in Investing Activities	(561,898)	(786,140)

Cash Flows from Financing Activities:
Net Increase in Customer Deposit Liabilities	827,373	179,918
Net (Decrease)/Increase in Borrowings	(265,792)	676,000
Purchase of Treasury Stock	—	(61,731)
Exercise of Options and Common Stock Sold for Cash	1,378	2,731
Cash Dividends Paid	(45,840)	(42,706)

Net Cash Provided by Financing Activities	517,119	754,212

Net Increase/(Decrease) in Cash and Cash Equivalents	114,715	(290)
Cash and Cash Equivalents at Beginning of the Period	531,391	424,338

Cash and Cash Equivalents at End of the Period	$646,106	$424,048

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest Expense	$61,363	$94,378

Income Taxes	($737)	$569

See accompanying notes to consolidated financial statements

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common	Additional Paid	Retained
(Dollars in thousands, except per share amounts)	Stock	In Capital	Earnings
Balance, December 31, 2002	$1,746	$377,311	$1,590,594
Net Income	—	—	103,539
Cash Dividends ($.27 per share)	—	—	(42,251)
Issuance of Stock (41,630 shares)	—	252	—
Restricted Stock Activity, net	—	142	—
Stock Based Compensation Activity, net	—	(2,192)	—
Purchases of Treasury Stock (1,877,500 shares)	—		—
Accumulated Other Comprehensive Income, net of tax effect	—	—	—

Balance, March 31, 2003	$1,746	$375,513	$1,651,882

Balance, December 31, 2003	$1,746	$378,793	$1,816,458
Net Income	—	—	102,519
Cash Dividends ($.30 per share)	—	—	(45,988)
Issuance of Stock (31,541 shares)	—	485	—
Restricted Stock Activity, net	—	77	—
Stock Based Compensation Activity, net	—	(2,947)	—
Purchases of Treasury Stock	—	—	—
Accumulated Other Comprehensive Income, net of tax effect	—	—	—

Balance, March 31, 2004	$1,746	$376,408	$1,872,989

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other
	Comprehensive	Deferred	Treasury
(Dollars in thousands, except per share amounts)	Income	Compensation	Stock	Total
Balance, December 31, 2002	$17,991	($70,562)	($403,027)	$1,514,053
Net Income	—	—	—	103,539
Cash Dividends ($.27 per share)	—	—	—	(42,251)
Issuance of Stock (41,630 shares)	—	—	1,144	1,396
Restricted Stock Activity, net	—	2,255	424	2,821
Stock Based Compensation Activity, net	—		3,527	1,335
Purchases of Treasury Stock (1,877,500 shares)	—	—	(61,731)	(61,731)
Accumulated Other Comprehensive Income, net of tax effect	12,925	—		12,925

Balance, March 31, 2003	$30,916	($68,307)	($459,663)	$1,532,087

Balance, December 31, 2003	($2,044)	($91,789)	($624,675)	$1,478,489
Net Income	—	—	—	102,519
Cash Dividends ($.30 per share)	—	—	—	(45,988)
Issuance of Stock (31,541 shares)	—	—	893	1,378
Restricted Stock Activity, net	—	3,287	131	3,495
Stock Based Compensation Activity, net	—	—	12,934	9,987
Purchases of Treasury Stock	—	—	—	—
Accumulated Other Comprehensive Income, net of tax effect	33,899	—	—	33,899

Balance, March 31, 2004	$31,855	($88,502)	($610,717)	$1,583,779

See accompanying notes to consolidated financial statements

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,	March 31,
(in thousands)	2004	2003
Net Income	$102,519	$103,539

Other Comprehensive Income
Unrealized Gains On Securities:
Changes in Unrealized Gains Arising During The Period	$67,100	$17,892
Less: Reclassification Adjustment For Gains Included in Net Income	(7,888)	(2,597)

Changes in Unrealized Gains Arising During the Period	59,212	15,295
Related Tax Effect on Unrealized Gains During the Period	(25,462)	(6,576)

Net Change in Unrealized Gains Arising During the Period	33,750	8,719

Unrealized Losses On Derivative Instruments:
Changes in Unrealized Losses Arising During the Period	(2,464)	(2,984)
Add: Reclassification Adjustment for Expenses/Losses Included in Net Income	2,725	10,364

Changes in Unrealized Losses Arising During the Period	261	7,380
Related Tax Effect on Unrealized Losses During the Period	(112)	(3,174)

Net Change in Unrealized Losses Arising During the Period	149	4,206

Net Other Comprehensive Income	$33,899	$12,925

Comprehensive Income	$136,418	$116,464

See accompanying notes to consolidated financial statements

North Fork Bancorporation, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2004 and 2003

In this quarterly report filed on Form 10-Q, where the context requires, “the Company”, “North Fork”, “we”, “us”, and “our” refer to North Fork Bancorporation, Inc. and its subsidiaries.

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

     We are a $22 billion bank holding company incorporated in Delaware since 1980 and registered as a “bank holding company” under the Bank Holding Company Act. We are headquartered in Melville, New York, and our principal subsidiary, North Fork Bank, is a New York state chartered bank. North Fork Bank operates 180 retail banking branches in the New York Metropolitan area, including one branch in New Jersey. North Fork Bank’s assets and revenues represent approximately 95% of our consolidated assets and revenues. North Fork Bank provides banking and financial services to middle market and small businesses, local government units and retail customers in our service area. Our non-bank subsidiaries offer financial services such as asset management, trust, securities brokerage, and related annuity and mutual fund products. Our other bank subsidiary, Superior Savings of New England, N.A., is a nationally chartered bank, headquartered in Connecticut, which operates from two locations and focuses on gathering deposits throughout the northeast.

Basis of Presentation

     Our accounting and reporting policies are in conformity with accounting principles generally accepted in the United States of America. The preparation of these unaudited interim consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of income and expenses during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual results could differ from those estimates. In management’s opinion, all adjustments have been made for a fair presentation of the financial position and results of operations in these unaudited consolidated interim financial statements.

     On January 1, 2004, we were required to adopt the accounting provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003), (“FIN 46R”)”. In accordance with the provisions of FIN 46R, we were required to deconsolidate the wholly-owned statutory business trusts (collectively, the “Trusts”) that were formed to issue Capital Securities (or “Trust Preferred Securities”). This deconsolidation resulted in the re-characterization of the underlying consolidated debt obligation from the Capital Securities to the Junior Subordinated Debt securities that exist between the Company and the Trusts that issued the Capital Securities. The re-characterization was reflected for all periods presented in this report. The adoption of FIN 46R had no effect on net income or stockholders’ equity.

     These unaudited interim consolidated financial statements and related management’s discussion and analysis should be read together with the consolidated financial information in our 2003 Annual Report on Form 10-K/A, previously filed with the United States Securities and Exchange Commission (“SEC”). The purpose of the amended 2003 Annual Report filed on Form 10-K/A was to clarify and enhance certain disclosures following a standard review by the SEC. Our consolidated statements of financial position and consolidated results of operations for the periods presented in our 2003 Annual Report filed on Form 10-K/A were not restated from the consolidated financial position and consolidated results of operations originally reported in our 2003 Annual Report filed on Form 10-K.

     In reviewing and understanding the financial information contained herein you are encouraged to read the significant accounting policies contained in Note 1 - Summary of Significant Accounting Policies of our 2003 Annual Report on Form 10-K/A. There have not been any significant changes in the factors or methodology used in determining accounting estimates or applied in our critical accounting policies since December 2003 that are material in relation to our financial condition or results of operations. Of these policies, we believe the most critical is the accounting for the allowance for loan losses (See “Critical Accounting Estimates” – below).

     Results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations which may be expected for the full year 2004 or any future interim period.

Critical Accounting Estimates

     Our policy with respect to the methodology used in the determination of our periodic provisioning and the adequacy of the allowance for loan losses involves a higher degree of complexity and requires us to make difficult and subjective estimates about highly uncertain matters or the susceptibility of such matters to change. The impact of the estimates and assumptions used in assessing the adequacy of the allowance for loan losses could have a material impact on our financial condition or results of operations.

     The allowance for loan losses is available to cover probable losses inherent in the current loan portfolio. Loans, or portions thereof, deemed uncollectible are charged to the allowance for loan losses, while recoveries, if any, of amounts previously charged off are added to the allowance. Amounts are charged off after giving consideration to such factors as the customer’s financial condition, underlying collateral values and guarantees, and general economic conditions.

     The evaluation process for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require our prompt attention. Conditions giving rise to such action are business combinations or other acquisitions or dispositions of large quantities of loans, dispositions of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend. Recognition is also given to the changed risk profile resulting from previous business combinations, customer knowledge, results of ongoing credit-quality monitoring processes and the cyclical nature of economic and business conditions.

     The loan portfolio is categorized according to collateral type, loan purpose or borrower type (i.e. commercial, consumer). The categories used include Multi-Family Mortgages, Residential Mortgages, Commercial Mortgages, Commercial, Consumer, and Construction and Land, which are more fully described in the section entitled “Management’s Discussion and Analysis – Loan Portfolio.” An important consideration is our concentration of real estate related loans located in the New York Metropolitan area.

     The methodology employed for assessing the appropriateness of the allowance consists of the following criteria:

•  Establishment of reserve amounts for specifically identified criticized loans, including those arising from business combinations and those designated as requiring special attention by our internal loan review program, bank regulatory examinations or our external auditors (specific-allowance method).

•  An allocation to the remaining loans giving effect to historical losses experienced in each loan category, cyclical trends and current economic conditions which may impact future losses (loss experience factor method).

     The initial allocation or specific-allowance methodology commences with loan officers and underwriters grading the quality of their loans on a risk classification scale ranging from 1 - 8. Loans identified as below investment grade are referred to our independent Loan Review Department (“LRD”) for further analysis and identification of those factors that may ultimately affect the full recovery or collectibility of principal and/or interest. These loans are subject to continuous review and monitoring while they remain in a criticized category. Additionally, LRD is responsible for performing periodic reviews of the loan portfolio independent from the identification process employed by loan officers and underwriters. Loans that fall into criticized categories are further evaluated for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” The portion of the allowance allocated to impaired loans is based on the most appropriate of the following measures: discounted cash flows from the loan using the loan’s effective interest rate, the fair value of the collateral for collateral dependent loans, or the observable market price of the impaired loan.

     The remaining allocation applies a category specific loss experience factor to loans which have not been specifically reviewed for impairment, including smaller balance homogeneous loans that we have identified as residential and consumer, which are not specifically reviewed for impairment. These category specific factors give recognition to our historical loss experience, as well as that of acquired businesses, cyclical trends, current economic conditions and our exposure to real estate values. These factors are reviewed on a quarterly basis with senior lenders to ensure that the factors applied to each loan category are reflective of trends or changes in the current business environment which may affect these categories.

     Upon completion of both allocation processes, the specific allowance and loss experience factor allocations are combined, producing the allocation of the allowance for loan losses by loan category. Other factors used to evaluate the adequacy of the allowance for loan losses include the amount and trend of criticized loans, results of regulatory examinations, peer group comparisons and economic data associated with the relevant markets, specifically the local real estate market. Because many loans depend upon the sufficiency of collateral, any adverse trend in the relevant real estate markets, particularly real estate in the New York Metropolitan area, could have a significant adverse effect on the quality of our loan portfolio. This may lead management to consider that the overall allowance level should be greater than the amount determined by the allocation process described above.

Accounting for Stock-Based Compensation

     We account for our stock-based compensation plans in accordance with the requirements specified in SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). As permitted under these statements, we have elected to apply the intrinsic value method in accounting for option-based stock compensation plans. Accordingly, compensation expense has not been recognized in the accompanying consolidated financial statements for stock-based compensation plans, other than for restricted stock awards. Restricted stock awards are recorded as deferred compensation, a component of stockholders’ equity, at the fair value of these awards at the date of grant and are amortized to compensation expense over the awards’ specified vesting periods. Since the intrinsic value method is used, we are required to disclose the pro-forma impact on net income and earnings per share that the fair value-based method would have had, if it was applied rather than the intrinsic value method. Stock options are typically awarded at year end and contain a nominal vesting period. Since the pro forma effect on net income of expensing stock options during the three months ended March 31, 2004 and 2003 is nominal, we have not included such pro forma compensation expense and its’ related effect on net income. There would be no related effect on pro forma earnings per share for the three months ended March 31, 2004 and 2003.

Segment Reporting

SFAS NO. 131 “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”) requires public companies to report certain financial information about operating segments for which such information is available and utilized by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Specific information to be reported for individual operating segments includes a measure of segment profit and loss, total revenues, and segment assets. As a retail bank, substantially all of our operations involve the issuance of loans and the acceptance of customer deposits. Our Financial Services Division, or “Private Asset Group”, includes discount brokerage, investment management, insurance and annuity sales, and trust and estate administration. The products in this segment are directed toward existing bank customers and non-customers. Management has segregated the budgeting and reporting of this segment from its commercial bank, utilizing separate plans and measurements to evaluate performance. The Private Asset Group’s total revenues, net income and total assets were approximately $4 million, $1 million and $7.7 million for the period ended March 31, 2004 and $3.2 million, $.5 million and $5.3 million, respectively for the period ended March 31, 2003. The private asset group’s total revenues, net income and total assets comprise approximately 1%, 0.7% and 0.03%, respectively of the consolidated totals for all period presented.

NOTE 2 — PENDING BUSINESS COMBINATIONS

The Trust Company of New Jersey

     On December 16, 2003, we entered into a definitive agreement to acquire The Trust Company of New Jersey (“TCNJ”) in an all stock transaction valued at $726 million. Under the terms of the agreement, in a tax-free exchange of shares, TCNJ shareholders will receive a fixed exchange ratio of one share of our common stock for each common share of TCNJ held. TCNJ is a New Jersey state chartered bank and is the fourth largest commercial bank headquartered in New Jersey. TCNJ currently operates 95 retail bank branches, including 43 “in-store” supermarket branches, located principally in the affluent and densely populated Northern New Jersey market. TCNJ recently closed 8 unprofitable “in-store” branches and is in the process of closing 20 additional “in-store” branches prior to the merger date. TCNJ will be merged with and into North Fork Bank. As of March 31, 2004 TCNJ reported $4.2 billion in total assets, $2.2 billion in loans and $3.2 billion in deposits. We have received all necessary regulatory approvals. A special meeting of TCNJ shareholders to approve the merger will be held on May 13, 2004. The merger requires the affirmative vote of 66 2/3% of shares outstanding; holders of approximately 42% of TCNJ shares held by insiders have been committed to vote in favor of the merger. We expect to complete the merger on May 14, 2004 and simultaneously convert all systems. For additional information regarding the terms of the merger and its pro forma impact on our financial statements, see amendment No. 2 to Form S-4 filed on April 12, 2004 with the Securities and Exchange Commission. Additionally, we have filed TCNJ’s Form 10-Q for the period ended March 31, 2004 on a Form 8-K dated May 4, 2004.

GreenPoint Financial Corp.

     On February 15, 2004, we entered into a definitive agreement to acquire GreenPoint Financial Corp. (“GreenPoint”) in an all stock transaction valued at $6.3 billion. Under the terms of the agreement, in a tax-free exchange of shares, GreenPoint shareholders will receive a fixed exchange ratio of 1.0514 shares of North Fork common stock for each common share of GreenPoint held. GreenPoint operates two primary businesses, a retail bank (GreenPoint Bank) and a national mortgage company (GreenPoint Mortgage Corp.). GreenPoint Bank is a New York state chartered savings bank and the second largest thrift in the Metropolitan New York area, where it operates through 90 retail bank branches. GreenPoint Mortgage Corp. is a national mortgage company headquartered in California. GreenPoint Mortgage Corp. originates a wide variety of “A” quality residential mortgage loans. Their product menu includes agency qualifying loans, Jumbo A mortgages and Specialty Alternative A mortgages. GreenPoint Mortgage Corp. reported loan originations of $39 billion in 2003 through 29 office facilities located throughout the United States. Pursuant to the agreement, GreenPoint will merge with and into North Fork Bancorporation, Inc. and GreenPoint Bank will merge with and into North Fork Bank. As of March 31, 2004, GreenPoint reported $23.8 billion in total assets, $14.7 billion in loans and $12.6 billion in customer deposits. The transaction is expected to close in the third quarter of 2004, following receipt of all regulatory approvals and certain other customary closing conditions. The merger agreement is also subject to approval by the GreenPoint and North Fork shareholders.

NOTE 3 — SECURITIES PORTFOLIO

The amortized cost and estimated fair values of available-for-sale and held-to-maturity securities are as follows:

	March 31, 2004		December 31, 2003		March 31, 2003
Available-for-Sale	Amortized	Fair	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value	Cost	Value
CMO Agency Issuances	$3,147,345	$3,161,028	$3,129,005	$3,110,430	$4,990,814	$5,076,100
CMO Private Issuances	1,679,583	1,688,505	1,278,205	1,276,049	2,406,016	2,379,669
Agency Pass-Through Certificates	1,249,088	1,266,341	1,240,897	1,246,994	652,134	670,765
State & Municipal Obligations	706,583	714,308	700,307	707,015	407,814	413,702
Equity Securities (1)	173,238	176,950	185,757	194,345	325,349	326,563
U.S. Treasury Securities	103,604	103,947	55,750	55,765	35,975	35,930
U.S. Government Agencies’ Obligations	5,984	6,033	2,310	2,325	80,460	80,487
Other Debt Securities	572,313	589,767	534,114	543,352	532,973	533,739

	$7,637,738	$7,706,879	$7,126,345	$7,136,275	$9,431,535	$9,516,955

(1) Amortized cost and fair value includes $68.2 million, $68.2 million and $200 million in Federal Home Loan Bank stock at March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

	March 31, 2004		December 31, 2003		March 31, 2003
Held-to-Maturity	Amortized	Fair	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value	Cost	Value
Agency Pass-Through Certificates	$73,425	$75,851	$81,759	$83,989	$107,964	$112,502
State & Municipal Obligations	53,494	57,065	54,732	57,848	64,921	68,647
CMO Private Issuances	27,628	27,789	38,389	38,129	69,949	71,302
Other Debt Securities	14,717	14,678	15,405	15,346	9,530	9,530

	$169,264	$175,383	$190,285	$195,312	$252,364	$261,981

     During the second and third quarters of 2003, we repositioned the balance sheet to change our interest rate risk profile by reducing the available-for-sale portfolio and related short term collateralized borrowings. This decision reduced our exposure to extension risk and the potential for significant unrealized losses in a rising interest rate environment. The portfolio was reduced from its interim period high by approximately $3.0 billion, of which $1.1 billion was accomplished through sales and the remainder through portfolio cash flows. (See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Interest Income Section” for additional Information)

     We maintain a Bank Owned Life Insurance trust (commonly referred to as BOLI). The BOLI trust, which insures consenting officer level employees, was formed to offset future employee benefit related costs and to provide additional benefits due to its tax-exempt nature. Approximately $238.7 million in assets support the program, $223.4 million of which are included in the available-for-sale portfolio. The BOLI’s impact on net income has not been significant through the first quarter of 2004.

     At March 31, 2004, securities carried at $3.5 billion were pledged to secure securities sold under agreements to repurchase, other borrowings, and for other purposes as required by law. Securities pledged under agreements pursuant to which the collateral may be sold or repledged by the secured parties approximated $2.0 billion, while securities pledged under agreements pursuant to which the secured parties may not sell or repledge approximated $1.5 billion at March 31, 2004.

NOTE 4 — LOANS

The following table represents the components of the loan portfolio as of the dates indicated:

	March 31,	% of	December 31,	% of	March 31,	% of
(dollars in thousands)	2004	Total	2003	Total	2003	Total
Multi-Family Mortgages	$3,658,070	29%	$3,634,533	29%	$3,652,430	32%
Commercial Mortgages	2,836,434	22	2,814,103	23	2,221,014	19
Residential Mortgages	2,506,316	20	2,403,306	20	2,418,156	22
Commercial	2,248,285	18	2,145,798	17	1,856,843	16
Consumer	1,113,982	9	1,095,529	9	1,038,195	9
Construction & Land	326,703	2	283,243	2	273,924	2

Total	$12,689,790	100%	$12,376,512	100%	$11,460,562	100%

Less:
Unearned Income & Deferred Costs	30,837		31,239		25,139

Loans, Net	$12,658,953		$12,345,273		$11,435,423

     The loan portfolio is concentrated primarily in loans secured by real estate located in the New York Metropolitan area. The segments of the real estate portfolio are diversified in terms of risk and repayment sources. The underlying collateral includes multi-family apartment buildings, residential 1 - 4 family homes and owner occupied/non-owner occupied commercial properties. The risks inherent in this portfolio are dependent on both regional and general economic stability, which affect property values and the financial well being and creditworthiness of the borrowers. Included in residential mortgages are loans held for sale totaling $3.2 million, $4 million and $17.6 million at March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

Non-Performing Assets

     Non-performing assets include loans ninety days past due and still accruing, non-accrual loans and other real estate. Other real estate consists of properties acquired through foreclosure or deed in lieu of foreclosure. Other real estate is carried at the lower of the recorded amount of the loan or the fair value of the property based on the current appraised value adjusted for estimated disposition costs.

The following table presents the components of non-performing assets as of the dates indicated:

	March 31,	December 31,	March 31,
(in thousands)	2004	2003	2003
Loans Ninety Days Past Due and Still Accruing	$2,153	$2,268	$2,776
Non-Accrual Loans	9,149	11,072	10,094

Non-Performing Loans	11,302	13,340	12,870
Other Real Estate	93	313	295

Non-Performing Assets	$11,395	$13,653	$13,165

Allowance for Loan Losses to Non-Performing Loans	1100%	920%	894%
Allowance for Loan Losses to Total Loans, net	.98	.99	1.01
Non-Performing Loans to Total Loans, net	.09	.11	.11
Non-Performing Assets to Total Assets	.05	.07	.06

     Future levels of non-performing assets will be influenced by prevailing economic conditions and the impact of those conditions on our customers, prevailing interest rates, unemployment rates, property values, pending acquisitions and other internal and external factors.

The following table represents the components of non-performing loans as of the dates indicated:

	March 31,	December 31,	March 31,
(in thousands)	2004	2003	2003
Commercial	$5,471	$5,632	$5,603
Residential Mortgages	4,230	4,808	4,055
Consumer	1,568	2,343	2,472
Commercial Mortgages	33	557	634
Multi-Family Mortgages	—	—	106
Construction and Land	—	—	—

Total Non-Performing Loans	$11,302	$13,340	$12,870

Interest forgone on non-accrual loans, or the amount of income that would have been recorded had these loans been current in accordance with their original terms, aggregated approximately $.3 million for the quarter ended March 31, 2004. The amount of interest income included in net income on non-accrual loans during the most recent quarter was not significant.

     As of March 31, 2004, there were no commitments to lend additional funds to borrowers whose loans are non-performing. Additionally, there were no restructured accruing loans outstanding as of the dates indicated above.

NOTE 5 — ALLOWANCE FOR LOAN LOSSES

The following table is a summary of the changes in the allowance for loan losses and reflects charge-offs and recoveries by loan type for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2004	2003	2003
Balance at Beginning of Period	$122,733	$119,907	$114,995
Loans Charged-off:
Consumer	5,046	3,846	4,147
Commercial	2,430	2,815	4,037
Commercial Mortgages	—	—	1
Residential Mortgages	6	28	24
Multi-Family Mortgages	—	—	—
Construction and Land	—	—	—

Total Charge-Offs	7,482	6,689	8,209
Recoveries of Loans Charged-Off:
Consumer	1,596	1,696	1,490
Commercial	517	595	372
Commercial Mortgages	500	224	—
Residential Mortgages	—	—	189
Multi-Family Mortgages	—	—	—
Construction and Land	—	—	—

Total Recoveries	2,613	2,515	2,051
Net Loans Charged-Off	4,869	4,174	6,158
Provision for Loan Losses	6,500	7,000	6,250

Balance at End of Period	$124,364	$122,733	$115,087

Annualized Net Charge-Offs to Average Loans, net	0.16%	0.14%	0.22%

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND REPURCHASE AGREEMENTS

The maturity or repricing frequency of Repurchase Agreements (“Repo’s”) and Federal Home Loan Bank (“FHLB”) advances at March 31, 2004 is as follows:

(in thousands)	FHLB	Average	Repurchase	Average		Total Average
Maturity	Advances	Rate (1)	Agreements	Rate (1)	Total	Rate (1)
2004	$300,000	2.47%	$655,362	1.45%	$955,362	1.77%
2005	400,000	5.83	300,000	5.10	700,000	5.52
2006	200,000	4.67	350,000	2.57	550,000	3.33
2007	—	—	—	—	—	—
2008	50,000	5.62	400,000	5.59	450,000	5.60
Thereafter	100,000	5.90	200,000	6.02	300,000	5.98

Total	$1,050,000	4.65%	$1,905,362	3.58%	$2,955,362	3.96%

(1)	Includes the effects of interest rate swaps.

     Interest rate swaps were used to convert certain FHLB advances and Repo’s from variable rates to fixed rates. These swaps, which qualify as cash flow hedges are explained in more detail in “Notes to Consolidated Financial Statements Note 9 — Derivative Financial Instruments.” The total average rate excluding these swaps was 3.59%.

NOTE 7 — SUBORDINATED DEBT

The following table is a summary of Subordinated Notes outstanding as of the dates indicated:

	March 31,	December 31,	March 31,
(in thousands)	2004	2003	2003
5.875% Subordinated Notes due August 15, 2012	$349,252	$349,229	$349,162
5.0% Subordinated Notes due August 15, 2012	150,000	150,000	150,000

Total Subordinated Debt	499,252	499,229	499,162
Fair Value Hedge Adjustment	(10,850)	(22,730)	—

Carrying Amount	$488,402	$476,499	$499,162

     We issued $350 million aggregate principal amount of 5.875% Subordinated Notes and $150 million aggregate principal amount of 5% Fixed Rate/Floating Rate Subordinated Notes in 2002. Both series of notes mature in 2012 and qualify as Tier II capital for regulatory purposes. The 5.875% subordinated notes bear interest at a fixed rate through maturity, pay interest semi-annually and are not redeemable prior to maturity. The Fixed Rate/Floating Rate Notes bear interest at a fixed rate of 5% per annum for the first five years, and convert to a floating rate thereafter until maturity based on three-month LIBOR plus 1.87%. Beginning in the sixth year, we have the right to redeem the fixed rate/floating rate notes at par plus accrued interest.

     In 2003, $500 million in pay floating swaps, designated as fair value hedges, were used to convert the stated fixed rate on the subordinated notes to variable rates indexed to three-month LIBOR. (See “Notes to Consolidated Financial Statements Note 9 — Derivative Financial Instruments” for further details).

NOTE 8 — JUNIOR SUBORDINATED DEBT

The following table is a summary of Junior Subordinated Debt outstanding as of the dates indicated:

	March 31,	December 31,	March 31,
(in thousands)	2004	2003	2003
8.70% Junior Subordinated Debt — North Fork Capital Trust I due December 15, 2026	$102,818	$102,815	$102,806
8.00% Junior Subordinated Debt — North Fork Capital Trust II due December 15, 2027	102,788	102,785	102,774
8.17% Junior Subordinated Debt — Reliance Capital Trust I due May 1, 2028	46,547	46,547	46,547

Total Junior Subordinated Debt — Capital Trusts	252,153	252,147	252,127
Fair Value Hedge Adjustment	21,789	14,830	24,545

Carrying Amount	$273,942	$266,977	$276,672

     The Capital Trusts (“Wholly-Owned Statutory Trusts”) were formed with initial capitalizations in common stock and for the exclusive purpose of issuing Capital Securities (or “Trust Preferred Securities”) and using the proceeds of both the common stock and Capital Securities to acquire Junior Subordinated Debt Securities (“Junior Subordinated Debt “) issued by the Company. The Capital Securities are obligations of the Wholly-Owned Statutory Business Trusts. The Junior Subordinated Debt and Capital Securities bear the same interest rates, are due concurrently and are non-callable at any time in whole or in part for ten years from the date of issuance, except in certain circumstances. They may be redeemed annually thereafter, in whole or in part, at declining premiums to maturity. The costs associated with these issuances have been capitalized and are being amortized to maturity using the straight-line method.

     On January 1, 2004, FIN 46R required us to deconsolidate our investment in the Wholly-Owned Statutory Business Trusts. This deconsolidation resulted in the re-characterization of the underlying consolidated debt obligation from Capital Securities and the equity investment to the Junior Subordinated Debt obligation that existed between the Company and the Trusts that issued the securities. Additionally, we were required to re-designate the $245 million of interest rate swaps that were hedging the Capital Securities to a corresponding amount of Junior Subordinated Debt.

     Interest rate swap agreements continue to be designated as fair value hedges and based on this re-designation are being used to change the repricing characteristics of $245 million in Junior Subordinated Debt from their stated fixed rates to variable rates indexed to three-month LIBOR. (See “Notes to Consolidated Financial Statements — Note 9 — Derivative Financial Instruments” for further details.)

     The Capital Securities currently qualify as Tier I capital for regulatory purposes, however, there can be no assurance that the Federal Reserve will continue to allow institutions to include Capital Securities as a component of Tier 1 Capital. As of March 31, 2004, we would still exceed the well capitalized threshold under the regulatory framework for prompt corrective action assuming the exclusion of these Capital Securities.

NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS

     As part of our interest rate risk management process, we periodically enter into interest rate derivative contracts. These derivative interest rate contracts may include interest rate swaps, caps, and floors and are used to modify the repricing characteristics of specific assets and liabilities. We did not enter into or maintain interest rate caps/floors and collars as part of our risk management strategy during the periods presented.

The following table details the interest rate swaps and the associated hedged liabilities outstanding as of March 31, 2004:

			Swap	Swap
(dollars in thousands)	Hedged	Notional	Fixed	Variable
Maturity	Liability	Amounts	Interest Rates	Interest Rates
Pay Fixed Swaps
2004	FHLB Advances	$100,000	5.23%	1.12%
2005	Repurchase Agreements	100,000	4.24%-4.26	1.12
2008	Repurchase Agreements	75,000	6.14	1.13

		$275,000

Pay Floating Swaps
2007	5.00% Subordinated Notes	$150,000	5.00%	3.42%-3.43%
2012	5.875% Subordinated Notes	350,000	5.875	3.42
2026	8.70% Junior Subordinated Debt	100,000	8.70	2.81
2027	8.00% Junior Subordinated Debt	100,000	8.00	2.18
2028	8.17% Junior Subordinated Debt	45,000	8.17	3.91

		$745,000

     At March 31, 2004, $275 million in pay fixed swaps, designated as cash flow hedges, were outstanding. These agreements change the repricing characteristics of certain term borrowings, requiring us to make periodic fixed rate payments and receive periodic variable rate payments indexed to three-month LIBOR, based on a common notional amount and identical payment and maturity dates. These swaps had original maturities of up to 10 years and, as of the end of the period, had an unrealized loss of $13.3 million, which is recorded as a component of other liabilities (the net of tax balance of $7.6 million is reflected in stockholders’ equity as a component of accumulated other comprehensive income). The use of pay fixed swaps outstanding increased interest expense by $2.7 million and $10.4 million in the first quarters of 2004 and 2003, respectively. The decline in swap related interest expense is primarily due to the maturity of $850 million of these interest rate swaps in June 2003. Based upon the current interest rate environment, approximately $3.3 million of after tax loss is expected to be reclassified from accumulated other comprehensive income during the next twelve months.

     In June 2003, $350 million in pay floating swaps designated as fair value hedges were used to convert the stated fixed rate on the 5.875% subordinated notes to variable rates indexed to three-month LIBOR. The swap term and payment dates match the related terms of the subordinated notes. In July 2003, $150 million in pay floating swaps designated as fair value hedges were used to convert the stated fixed rate on the 5% subordinated notes to variable rates indexed to three-month LIBOR. The swap term is for five years, matching the period of time the subordinated notes pay a fixed rate. Beginning in the sixth year, we have the right to redeem the fixed rate/floating rate notes at par plus accrued interest or the interest rate converts to a spread over three month LIBOR. At March 31, 2004, the negative fair value adjustment of $11.2 million (unrealized loss) on the swap agreements hedging $350 million of subordinated notes is reflected as a component of other liabilities. The carrying amount of the $350 million in subordinated notes was decreased by an identical amount. The positive fair value adjustment of .4 million (unrealized gain) on the swap agreements hedging $150 million of subordinated notes is reflected as a component of other assets. The carrying amount of the $150 million in subordinated notes was increased by an identical amount. These swaps reduced interest expense by approximately $2.7 million in the first quarter of 2004. There was no hedge ineffectiveness recorded in the Consolidated Statement of Income on these transactions for all periods reported.

     Interest rate swap agreements were used to change the repricing characteristics of $245 million in Junior Subordinated Debt from their stated fixed rates to variable rates indexed to three-month LIBOR. The swaps, designated as fair value hedges, contain payment dates, maturity dates and embedded call options held by the counterparty (exercisable in approximately four years), which are identical to the terms and call provisions contained in the Junior Subordinated Debt. At March 31, 2004, the positive fair value adjustment on the swap agreements hedging $200 million of Junior Subordinated Debt was an unrealized gain totaling $22.5 million and is reflected as a component of other assets. The carrying amount of the $200 million in Junior Subordinated Debt was increased by an identical amount. The negative fair value adjustment on the swap agreements hedging $45 million of Junior Subordinated Debt was an unrealized loss totaling $.7 million and is reflected as a component of other liabilities. The carrying amount of the $45 million in Junior Subordinated Debt was decreased by an identical amount.

These swaps decreased interest expense by $3.4 million and $2.8 million in the first quarter of 2004 and 2003, respectively. There was no hedge ineffectiveness recorded in the Consolidated Statements of Income from these transactions for all periods reported. As previously mentioned these swaps were re-designated from Capital Securities to the Junior Subordinated Debt due to the adoption of FIN 46R. All prior periods have been adjusted to reflect the re-designation.

     The use of derivative financial instruments creates exposure to credit risk. This credit exposure relates to losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this exposure to non-performance, we deal only with counterparties of good credit standing and establish counterparty credit limits.

NOTE 10 — OTHER COMMITMENTS AND CONTINGENT LIABILITIES

Credit Related Commitments

     We extend traditional off-balance sheet financial products to meet the financing needs of our customers. They include commitments to extend credit and letters of credit. Funded commitments are reflected on the consolidated balance sheets.

     Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually have fixed expiration dates or other termination clauses and may require the payment of a fee. Total commitments outstanding do not necessarily represent future cash flow requirements, since many commitments expire without being funded.

     Management evaluates each customer’s creditworthiness prior to issuing these commitments and may also require certain collateral upon the extension of credit based on management’s credit evaluation. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing properties. Fixed rate commitments are subject to interest rate risk based on changes in prevailing rates during the commitment period. We are subject to credit risk in the event that the commitments are drawn upon and the customer is unable to repay the obligation.

     Letters of credit are irrevocable commitments issued at the request of customers. They authorize the beneficiary to draw drafts for payment in accordance with the stated terms and conditions. Letters of credit substitute a bank’s creditworthiness for that of the customer and are issued for a fee commensurate with the risk.

     We typically issue two types of letters of credit: Commercial (documentary) Letters of Credit and Standby Letters of Credit. Commercial Letters of Credit are commonly issued to finance the purchase of goods and are typically short term in nature. Standby letters of credit are issued to back financial or performance obligations of a bank customer, and are typically issued for periods up to one year. Due to their long-term nature, standby letters of credit require adequate collateral in the form of cash or other liquid assets. In most instances, standby letters of credit expire without being drawn upon. The credit risk involved in issuing letters of credit is essentially the same as extending credit facilities to comparable customers.

The following table presents total commitments and letters of credit outstanding at March 31, 2004:

(in thousands)
Commitments to Extend Credit	$1,856,916
Standby letters of Credit (1)	221,892
Commercial letters of Credit	19,200

(1) Standby letters of credit are considered guarantees in accordance with the criteria specified by FIN 45. Standby letters of credit are reflected in other liabilities in the accompanying consolidated balance sheet at their estimated fair value of $1.3 million as of March 31, 2004. The fair value of these instruments is recognized in income over the initial term of the guarantee.

NOTE 11 – RETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS

The components of net periodic benefit costs for the three months ended March 31,

	Pension Benefits		Post-Retirement Benefits
(in thousands)	2004	2003	2004	2003
Components of Net Periodic Benefit Cost:
Service Cost	$953	$875	$183	$144
Interest Cost	1,390	1,386	327	312
Expected Return on Plan Assets	(1,815)	(1,701)	—	—
Amortization of Prior Service Cost	(66)	(66)	(20)	(20)
Amortization of Transition Asset	(107)	(107)	73	73
Recognized Actuarial Loss	258	212	81	59

Net Periodic Benefit Cost	$613	$599	$644	$568

     As previously disclosed in our consolidated financial statements for the year ended December 31, 2003 filed on Form 10-K/A, we do not expect to make a contribution to the pension plan during 2004, but we do expect to make a $1.2 million contribution to the post-retirement plan during 2004.

NOTE 12 — RECENT ACCOUNTING PRONOUNCEMENTS

Consolidation of Variable Interest Entities

As described in Note 1, on January 1, 2004, we were required to adopt the accounting provisions of FIN 46R and deconsolidate our Wholly-Owned Statutory Business Trusts previously formed to issue Capital Securities (or “Trust Preferred Securities”). This deconsolidation resulted in the re-characterization of the underlying consolidated debt obligation from the Capital Securities and the related equity investments to Junior Subordinated Debt obligations that exist between the Company and the three wholly-owned trust entities that issued the securities. The adoption of FIN 46R had no effect on net income or stockholders equity.

     In July 2003, the Board of Governors of the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include Trust Preferred Securities in Tier 1 capital for regulatory capital purposes until further notice. On May 6, 2004, the Board of Governors of the Federal Reserve System issued a notice of proposed rulemaking in regards to Trust Preferred Securities and the definition of capital. In general, the Board of Governors proposed to allow the continued inclusion of outstanding and prospective issuances of Trust Preferred Securities in Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The quantitative limits would become effective after a three year transition period (See “Federal Reserve System 12 CFR Parts 208 and 225” for further details). As of March 31, 2004, assuming we no longer included the Capital Securities issued by North Fork Capital Trust I, North Fork Capital Trust II, and Reliance Capital Trust I in Tier 1 capital, we would still exceed the well capitalized threshold under the regulatory framework for prompt corrective action. (See “Notes to Consolidated Financial Statements” — Footnote 8 — “Junior Subordinated Debt” for additional information).

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 was effective immediately for financial instruments entered into or modified after May 31, 2003; otherwise, it was effective for all existing contracts on July 1, 2003. However, the effective date of the statement’s provisions related to the classification and measurement of certain mandatorily redeemable non-controlling interests has been deferred indefinitely by the FASB, pending further Board action. Adoption of SFAS 150 did not have a material effect on our consolidated financial statements.

Application of Accounting Principles to Loan Commitments

In March, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. SAB 105 indicates that the expected future cash flows related to the associated servicing of the loan and any other internally-developed intangible assets should not be considered when recognizing a loan commitment at inception or through its life. SAB 105 also discusses disclosure requirements for loan commitments and is effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. Currently, loan commitments that we would be required to account for as derivative instruments under SAB 105 are insignificant. However, due to the pending acquisition of GreenPoint Financial Corp., which includes GreenPoint Mortgage Corp., a national mortgage company, we are presently evaluating the potential impact of applying the requirements of SAB 105.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

     Factors which could cause or contribute to such differences include, but are not limited to:

•	general business and economic conditions on both a regional and national level;

•	worldwide political and social unrest, including acts of war and terrorism;

•	competitive pressures among financial services companies may increase significantly;

•	changes in the interest rate environment may reduce interest margins;

•	changes may occur in the securities and bond markets;

•	legislative or regulatory changes may adversely affect the businesses in which we are engaged;

•	technological changes, including the impact of the Internet;

•	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board and;

•	accounting principles, policies, practices or guidelines.

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

Financial Summary

Overview

Selected financial highlights for the three months ended March 31, 2004 and 2003 are set forth in the table below. The succeeding discussion and analysis describes the changes in components of operating results.

	Three Months Ended
	March 31,	March 31,
(in thousands, except ratios & per share amounts)	2004	2003
Earnings:
Net Income	$102,519	$103,539

Per Share:
Earnings Per Share – Basic	$.69	$.67
Earnings Per Share – Diluted	.68	.67
Cash Dividends	.30	.27
Dividend Payout Ratio	45%	41%
Book Value	$10.35	$9.75
Average Equivalent Shares – Basic	148,269	153,929
Average Equivalent Shares – Diluted	150,246	155,476
Selected Ratios:
Return on Average Total Assets	1.96%	1.94%
Return on Average Stockholders’ Equity	26.58	27.22
Yield on Interest Earning Assets	5.57	6.12
Cost of Funds	1.62	2.15
Net Interest Margin	4.33	4.36
Efficiency Ratio (1)	35.41	32.60

     (1) The efficiency ratio is used by the financial services industry to measure an organization’s operating efficiency. The efficiency ratio represents non-interest expense excluding amortization of identifiable intangible assets to net interest income on a tax equivalent basis and non-interest income, excluding securities gains.

Net Income

Net income for the current quarter was $102.5 million or diluted earnings per share of $.68 compared to $103.5 million or $.67 diluted earnings per share in 2003. Returns on average equity and assets during the quarter were 26.6% and 1.96%, respectively, compared to 27.2% and 1.94% in 2003.

Net Interest Income

Net interest income is the difference between interest income earned on assets, such as loans and securities and interest expense incurred on liabilities, such as deposits and borrowings. Net interest income constituted 83% of total revenue (defined as net interest income plus non-interest income) for the period. Net interest income is affected by the level and composition of assets, liabilities and equity, as well as the general level of interest rates and changes in interest rates.

     Net interest margin is determined by dividing tax equivalent net interest income by average interest-earning assets. The interest rate spread is the difference between the average equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest margin is generally greater than the interest rate spread due to the additional income earned on those assets funded by non-interest-bearing liabilities, primarily demand deposits, and stockholders’ equity.

The following table presents an analysis of net interest income (on a tax equivalent basis) by each major category of interest earning assets and interest-bearing liabilities for the three months ended March 31,:

	2004			2003
	Average		Average	Average		Average
(dollars in thousands )	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Securities (1)	$7,212,411	$78,963	4.40%	$8,592,607	$105,249	4.97%
Loans, net (2)	12,474,528	194,615	6.27	11,397,521	197,269	7.02
Money Market Investments	81,144	241	1.19	58,218	254	1.77

Total Interest Earning Assets	19,768,083	273,819	5.57%	20,048,346	302,772	6.12

Non Interest Earning Assets:
Cash and Due from Banks	533,395			409,424
Other Assets (1)	759,254			1,205,844

Total Assets	$21,060,732			$21,663,614

Interest Bearing Liabilities:
Savings, NOW & Money Market Deposits	$8,515,206	$15,011	.71%	$6,819,813	$14,760	.88%
Time Deposits	2,794,364	10,736	1.55	3,125,404	15,156	1.97

Total Savings and Time Deposits	11,309,570	25,747	.92	9,945,217	29,916	1.22

Federal Funds Purchased & Securities Sold Under Agreements to Repurchase	1,975,446	16,281	3.31	4,168,852	28,658	2.79
Federal Home Loan Bank Advances	1,050,000	12,322	4.72	1,550,000	18,957	4.96
Subordinated Debt (4)	476,511	4,545	3.84	499,151	7,225	5.87
Junior Subordinated Debt (4)	266,980	1,939	2.92	276,661	2,511	3.68

Total Borrowings	3,768,937	35,087	3.74	6,494,664	57,351	3.58

Total Interest Bearing Liabilities	15,078,507	60,834	1.62	16,439,881	87,267	2.15

Interest Rate Spread			3.95%			3.97%
Non-Interest Bearing Liabilities
Demand Deposits	$4,077,535			$3,281,234
Other Liabilities	353,261			399,779

Total Liabilities	19,509,303			20,120,894
Stockholders’ Equity	1,551,429			1,542,720

Total Liabilities and Stockholders’ Equity	$21,060,732			$21,663,614

Net Interest Income and Net Interest Margin (3)		212,985	4.33%		215,505	4.36%
Less: Tax Equivalent Adjustment		(6,156)			(6,055)

Net Interest Income		$206,829			$209,450

(1)	Unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(2)	For purposes of these computations, non-accrual loans are included in average loans.

(3)	Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investments in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after-tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.77, $1.68, $1.55, $1.18, and $1.17 for the three months ended March 31, 2004; and $1.77, $1.65, $1.55, $1.23, and $1.06 for the three months ended March 31, 2003.

(4)	For purposes of these computations, the fair value adjustments from hedging activities are included in the average balance of the related hedged item and the impact of the hedge is included as an adjustment of interest expense.

The following table highlights the relative impact on tax equivalent net interest income brought about by changes in average interest earning assets and interest bearing liabilities as well as changes in average rates on such assets and liabilities. Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes to volume or rate. For presentation purposes, changes which are not solely due to changes in volume or rate have been allocated to these categories based on the respective percentage changes in average volume and average rates as they compare to each other.

	Three Months Ended March 31,
	2004 vs. 2003
	Change in
	Average	Average	Net Interest
(in thousands)	Volume	Rate	Income
Interest Income from Earning Assets:
Securities	($14,960)	($11,326)	($26,286)
Loans, net	18,633	(21,287)	(2,654)
Money Market Investments	84	(97)	(13)

Total Interest Income	3,757	(32,710)	(28,953)

Interest Expense on Liabilities:
Savings, NOW & Money Market Deposits	$3,368	($3,117)	$251
Time Deposits	(1,450)	(2,970)	(4,420)
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	(17,117)	4,740	(12,377)
Federal Home Loan Bank Advances	(5,769)	(866)	(6,635)
Subordinated Debt	(310)	(2,370)	(2,680)
Junior Subordinated Debt	(83)	(489)	(572)

Total Interest Expense	(21,361)	(5,072)	(26,433)

Net Change in Net Interest Income	$25,118	($27,638)	($2,520)

The following table summarizes the net interest margin components over the last several quarters. Factors contributing to the net interest margin are outlined in the succeeding discussion and analysis.

	2004	2003
	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest Earning Assets:
Securities	4.40%	4.29%	3.84%	4.15%	4.97%
Loans, net	6.27	6.47	6.62	6.73	7.02
Money Market Investments	1.19	.93	1.34	1.54	1.77

Total Interest Earning Assets	5.57%	5.64%	5.56%	5.60%	6.12%

Interest Bearing Liabilities:
Total Savings and Time Deposits	.92%	.95%	1.01%	1.12%	1.22%
Total Borrowings	3.74	3.72	3.30	3.31	3.58

Total Interest Bearing Liabilities	1.62%	1.66%	1.67%	1.97%	2.15%

Interest Rate Spread	3.95%	3.98%	3.89%	3.63%	3.97%
Net Interest Margin	4.33	4.39	4.23	4.00	4.36

     The current quarter’s net interest income declined $2.6 million compared to the first quarter of 2003 while the net interest margin declined modestly from 4.36% to 4.33% and we reduced our reliance on wholesale borrowings. Commencing the second half of 2002 through May 2003, we implemented a strategy to leverage our excess capital by adding approximately $3 billion in mortgage-backed securities funded principally with short-term borrowings and $500 million in subordinated debt proceeds. This decision capitalized on the prevailing interest rate environment and attractive spreads between these assets and liabilities and increased our net interest income. However, the sustained nature of the lowest interest rate environment experienced in over 40 years led to an accelerated contraction of our net interest margin during the second quarter of 2003. This was due primarily to increased prepayment activity experienced in all earning asset categories and the impact of replacing these earning assets with new origination volumes at lower interest rates. In June 2003, the prospect of a near term economic recovery coupled with the historically low returns on reinvestment opportunities led us to reevaluate our capital management strategy. To improve our net interest margin and strengthen our interest rate risk profile, we revised our capital management strategy and repositioned our balance sheet by reducing our securities portfolio by approximately $3 billion through sales and portfolio cash flows. The securities proceeds received during the third quarter of 2003 were used to reduce short-term borrowings. Our balance sheet repositioning strategy was completed during the third quarter 2003 and, as depicted in the quarterly net interest margin table above, contributed to the improvement in our net interest margin for the second half of 2003 and into 2004. In addition, as part of this June 2003 plan, the Board of Directors approved an increase in our share repurchase program, authorizing the repurchase of up to 8 million shares, or 5% of the shares outstanding (See “Management’s Discussion & Analysis — Capital” for further details).

     Interest income in the first quarter of 2004 declined $29 million to $267.7 million compared to $296.7 million in 2003. During this same period, the yield on average interest earning assets declined 55 basis points from 6.12% to 5.57%.

     Loans averaged $12.5 billion in the current quarter representing a $1.1 billion increase or 9.4% when compared to 2003, while yields declined 75 basis points to 6.27%. This yield compression offset the positive effects of higher average loan balances. Factors contributing to the overall decline in yields include new originations and refinancing activity occurring at lower market rates, increased prepayment activity, and adjustable rate loans resetting downward. While we have experienced loan growth in all categories it has been concentrated in higher yielding commercial loans which also contributed to core commercial deposit growth. As of March 31, 2004, the loans-to-deposits ratio was 79%, demonstrating that sufficient liquidity exists to fund further loan growth with deposits. We anticipate that organic loan growth for the remainder of 2004 will approximate prior year’s experience.

     Securities averaged $7.2 billion in the current quarter representing a $1.4 billion or 16% decrease when compared to 2003, yields also declined 56 basis points to 4.40%. The decrease in average securities is a direct result of our June 2003 balance sheet restructuring strategy, partially offset by the investment of funds derived from our strong deposit growth. Portfolio yields and interest income were negatively impacted as portfolio cash flows and security purchases were invested at lower yields. To mitigate extension risk, we have been purchasing short duration securities that by their nature have lower yields. During the first quarter of 2003, yields and income were negatively impacted by a significant increase in prepayment activity, which shortened the anticipated lives and accelerated premium amortization; however, this had less of an impact in 2004 when net premium amortization affected security yields by 48 basis points compared to 90 basis points in 2003. As market interest rates continue to stabilize or rise in the future, prepayment activity should continue to decline, extending the anticipated lives of mortgage backed securities and reducing related premium amortization. These factors have had and continue to have a positive effect on securities portfolio yield.

     Average interest bearing liabilities decreased $1.4 billion to $15.1 billion, while overall funding costs declined 53 basis points to 1.62%. The negative effects of lower asset yields were offset by a decrease in our cost of funds, a direct result of the replacement of short-term borrowings with lower costing core deposits.

     Average demand deposits grew $796 million or 24% to $4.1 billion during the first quarter of 2004 and had a positive impact on our net interest margin. Total demand deposits contributed 68 basis points to our net interest margin this quarter compared to 46 basis points in the same period of 2003. At period end, demand deposits represented 27% of total deposits. Average Savings, NOW and Money Market deposits increased $1.7 billion or 25% to $8.5 billion, while the corresponding cost of funds declined 17 basis points to .71%. Core deposits (defined as Demand, Savings, NOW and Money Market deposits) have traditionally provided us with a low cost funding source, which benefits our net interest margin and income. The benefits of growing core deposits have been mitigated by the sustained low interest rate environment. However, these deposits enhance the value of our franchise and should mitigate the potential effects rising interest rates may have on our net interest income and the margin. Average time deposits and their related cost declined $331 million and 42 basis points, respectively from the prior year quarter. We believe that certain time deposit customers are only attracted by rate and not customer service. We do not actively compete in our market for these time deposits since their average cost is significantly higher than our average core deposit costs.

     Average total borrowings declined $2.7 billion to $3.8 billion in the first quarter 2004 compared to 2003, while the related cost of funds increased 16 basis points to 3.74%. Average borrowings represented 25% of total interest bearing liabilities as compared to 40% during the first quarter of 2003. The decline in average borrowings is a direct result of our June 2003 balance sheet restructuring strategy and the growth in core deposits. At March 31, 2004, collateralized borrowings (repurchase agreements and FHLB advances) maturing or repricing in less than one year totaled $1.3 billion and had a weighted average cost of 1.87%. Collateralized borrowings with a weighted average maturity of 3.2 years totaled $1.7 billion and had a weighted average cost of 5.50%. Certain collateralized borrowings were extended and their costs fixed through the use of interest rate swaps, which increased interest expense by approximately $2.7 million and $10.4 million for the first quarter of 2004 and 2003, respectively. The decline in swap related interest expense is primarily due to the maturity of $850 million of these interest rate swaps in June 2003. (See “Notes to Consolidated Financial Statements – Note 9 – Derivative Financial Instruments” for additional information).

     During the latter part of 2003, we used interest rate swaps to convert $500 million of Subordinated Debt from fixed to floating indexed to three-month LIBOR. For the first quarter of 2004, these swaps decreased interest expense by approximately $2.7 million. Interest rate swaps were also used to convert $245 million in Junior Subordinated Debt from fixed to floating indexed to three-month LIBOR. For the first quarter of 2004 and 2003, these swaps decreased interest expense by approximately $3.4 million and $2.8 million, respectively (See “Notes to Consolidated Financial Statements – Note 9 – Derivative Financial Instruments” for additional information).

Provision and Allowance for Loan Losses

     The provision for loan losses totaled $6.5 million for the first quarter of 2004, an increase of $.3 million when compared to the same period of 2003. As of March 31, 2004, the ratio of the allowance for loan losses to non-performing loans was 1100% and the allowance for loan losses to total loans was .98%. Net Charge-offs, as an annualized percentage of average loans, was 16 basis points in the 2004 first quarter. The increases in both the provision and the allowance for loan losses are consistent with the overall growth in the loan portfolio and our provisioning policy. (See “Notes to the Consolidated Financial Statements Note-1 - Summary of Significant Accounting Policies – Critical Accounting Estimates” for additional information).

Non-Interest Income

     Non-Interest Income increased $7.5 million or 22% to $41.7 million in the first quarter of 2004 compared to $34.2 million in 2003. Contributing to this growth was a $1.6 million improvement in customer related fees and service charges to $21.8 million resulting from continued growth in core deposits (primarily demand deposits), expansion of both our retail and commercial customer base and a broadened use of fee based services. Investment management, commissions and trust fees increased $ .8 million or 26%, as we benefited from increased customer demand for mutual funds and annuity products. Other operating income increased $1.3 million or 28% from the sale of other real estate owned. Securities gains recognized during the first quarter of 2004 were $7.9 million as compared to $2.6 million in prior year period. Gains recognized during 2004 were derived principally from the sale of equity securities in a publicly traded financial institution while gains recognized during 2003 were derived primarily from the sale of certain corporate debt securities. Growth in other income was partially offset by a $1.7 million decline in mortgage banking income reflecting decreased origination and refinancing activity from record highs during 2003.

Non-Interest Expense

     Non-interest expense increased $6.9 million or 8.5% to $87.4 million in the first quarter of 2004 compared to $80.6 million for the first quarter of 2003. Contributing to the increase was an additional $3.7 million in employee compensation and benefits and $2.1 million in occupancy and equipment costs. Employee compensation and benefits rose 7.9% due to the hiring of additional employees to support new business initiatives, including de novo branches, annual merit increases, increased health insurance and pension costs and growth in incentive based compensation linked to deposit and fee income generation. Total incentive based compensation represented approximately 25% of total employee compensation and benefits during the period. Increases in occupancy and equipment costs are due to the opening of new branches, investments in existing facilities, technology upgrades, the implementation of new business initiatives and support systems. We have made, and will continue to make, significant capital investments in technology and delivery channels to provide our customers with a wide array of easy to use and competitively priced products and services. For the three months ended March 31, 2004, we have invested approximately $8.8 million in facilities and $4.7 million in technology and equipment.

     The efficiency ratio, representing the ratio of non-interest expense excluding amortization of identifiable intangible assets to net interest income on a tax equivalent basis and non-interest income, excluding securities gains, was 35.41% in the first quarter of 2004, as compared to 32.60% for the same period of 2003.

Income Taxes

     Our effective tax rates for the three months ended March 31, 2004 and 2003 were 33.7% and 34%, respectively. We anticipate that the effective tax rate for the full year of 2004 will approximate the current quarter’s level.

Financial Condition

Loan Portfolio

     Loans grew $1.2 billion or 10.7% to $12.7 billion for the quarter ended March 31, 2004, compared to $11.4 billion at March 31, 2003. We have experienced strong loan demand despite slow paced growth in the local economy. The commercial and commercial mortgage portfolios, which increased $1.0 billion or 25% during the period, have benefited from our expanded presence in the New York City market, our small business lending initiatives, and robust equipment and lease financing activity. We focus on these higher yielding and interest rate sensitive loans that also generate core deposit relationships. Multi-family loan balances have remained constant due to our decision not to compete with the more liberal underwriting terms and rate structures offered by certain competitors, as we maintain rigorous underwriting standards. Residential mortgages growth has been tempered as the majority of fixed rate originations during 2003 were sold into the secondary market, generating additional mortgage banking income during 2003. Consumer loans have benefited from the expansion of the geographic footprint of our automobile financing activities. We believe that organic loan growth for the balance of 2004 will be consistent with 2003 levels.

     We extend loans almost exclusively within the New York Metropolitan area, and do not participate in nationally syndicated loan arrangements. Mortgage loans are secured by real estate in the New York Metropolitan area. The segments of the real estate portfolio are diversified in terms of risk and repayment sources. The underlying collateral includes multi-family apartment buildings, residential 1 - 4 family homes and owner occupied/non-owner occupied commercial properties. The risks inherent in these portfolios are dependent on both regional and general economic stability, which affect property values, and our borrowers’ financial well being and creditworthiness.

     The risk inherent in the mortgage portfolio is minimized by prudent underwriting standards and diversification in loan collateral type and location. Multi-family mortgages, collateralized by various types of apartment complexes located in the New York Metropolitan area, are largely dependent on sufficient rental income to cover operating expenses. They may be affected by rent control or rent stabilization regulations, which could impact future cash flows of the property. Most multi-family mortgages do not fully amortize; therefore, the principal outstanding is not significantly reduced prior to contractual maturity. Residential mortgages represent first liens on owner occupied 1 — 4 family residences located primarily in our market area. Commercial mortgages are secured by professional office buildings, retail stores, shopping centers and industrial developments.

     Real estate underwriting standards include various limits on loan-to-value ratios based on property types, real estate location, property condition, quality of the organization managing the property, and the borrower’s creditworthiness. They also include the viability of the project including occupancy rates, tenants and lease terms. Additionally, underwriting standards require appraisals, periodic property inspections and ongoing monitoring of operating results.

     Commercial loans are made to small and medium sized businesses and loans collateralized by security interests in lease finance receivables. The commercial mortgage and commercial loan portfolios contain no foreign loans to developing countries (“LDC”). Consumer loans consist primarily of new and used automobile loans originated through a network of automobile dealers. The credit risk in auto lending is dependent on the borrower’s creditworthiness and collateral values. The average consumer loan is generally between $15 — $25 thousand and has a contractual life of approximately 60 months. The consumer loan portfolio does not contain higher risk credit card or sub prime loans. Land loans are used to finance the acquisition of vacant land for future residential and commercial development. Construction loans finance the building and rehabilitation of residential and multi-family projects, and to a lesser extent, commercial developments. The construction and land development portfolios do not contain any high-risk equity participation loans (“AD&C” loans).

     We are selective in originating loans, emphasizing conservative lending practices and fostering customer deposit relationships. Our success in attracting new customers while leveraging our existing customer base, coupled with over-consolidation within our market area and the current interest rate environment have contributed to sustained loan demand.

     We periodically monitor our underwriting standards to ensure that the quality of the loan portfolio and commitment pipeline is not jeopardized by unrealistic loan to value ratios or debt service levels. To date, there has been no deterioration in the performance or risk characteristics of our real estate loan portfolio.

Securities Portfolio

     At March 31, 2004, Mortgage Backed Securities (“MBS”) represented 79% of total securities, providing continuous sources of cash flow that are affected by changes in interest rates. MBS’s represent pass-through certificates guaranteed by GNMA, FHLMC or FNMA and collateralized mortgage-backed obligations (“CMO’s”) backed by government agency pass-through certificates or whole loans. CMO’s, by virtue of the underlying collateral or structure, are AAA rated and conservative current pay sequentials or PAC structures.

     Our strategy for managing the current MBS portfolio is to maintain a short weighted average life and duration. This short average life provides us with cash flows to proactively manage as market conditions change. Cash flows may be reinvested in securities at current market rates, utilized to pay off short term borrowings, and/or fund loan growth. The weighted average life and duration of the MBS portfolio was 2.5 and 2.3 years, respectively at March 31, 2004. At April 30, 2004, the MBS portfolio’s unrealized loss, weighted average life and duration was $67 million, 4.0 years and 3.3 years, respectively.

     The yield and fair value of securities, specifically the MBS portfolio, are impacted by changes in market interest rates and related prepayment activity. Given our current portfolio composition, related prepayment activity should decrease in a rising interest rate environment, extending the portfolio’s weighted average life. Accordingly, net premiums on the portfolio would be amortized into income over a longer period of time, generating increased MBS portfolio yields and net interest income. Conversely, the opposite would occur in a declining interest rate environment. At March 31, 2004, net premiums total $56 million and represented approximately 1% of the outstanding balance of MBS’s.

     Municipal securities represent a combination of short term debentures issued by local municipalities (purchased as part of a strategy to expand relationships with these governmental entities) and highly rated obligations of New York State and related authorities. Equity securities held in the available-for-sale portfolio include Federal Home Loan Bank common stock, and common and preferred stock of certain publicly traded companies. Other securities held in the available-for-sale portfolio include capital securities (trust preferred securities) of certain financial institutions and corporate bonds.

     When purchasing securities, we consider the overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing the securities portfolio, we may sell securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, and/or following the completion of a business combination.

Deposits

     Total deposits increased $2.6 billion or 19% to $15.9 billion at March 31, 2004, compared to the same period in 2003, despite a $368 million decline in time deposits. We have focused our efforts on growing core deposits (demand, savings, NOW and money market deposits). We do not actively compete for higher costing time deposits as we believe that customers seeking these products are only attracted by rate and not customer service. Excluding time deposits, core deposits at March 31, 2004 increased $2.9 billion or 29% when compared to March 31, 2003. The primary factors contributing to core deposit growth include: (I) the continued expansion of our retail branch network, (II) the ongoing branch upgrade program providing for greater marketplace identity, accessibility and convenience, (III) commercial loan growth and (IV) incentive based compensation linked to deposit growth.

     Over the past several years, our goal has been to expand in Manhattan where growth has outpaced all other regions. These deposits comprised 24% of total deposits and accounted for 52% of deposit growth over the 12 month period ended March 31, 2004. We believe that this over-consolidated, yet fragmented market provides opportunities to grow our commercial banking business. The following table presents the composition of total deposits and highlights Manhattan activity at the dates indicated:

	March 31,	December 31,	March 31,
(in thousands)	2004	2003	2003
Manhattan
Demand	$1,113,988	$1,027,017	$705,742
Interest Bearing	2,701,020	2,267,543	1,783,522

Total	$3,815,008	$3,294,560	$2,489,264
All Other Locations
Demand	$3,119,538	$3,053,117	$2,654,143
Interest Bearing	9,008,942	8,768,438	8,229,041

Total	$12,128,480	$11,821,555	$10,883,184
Total
Demand	$4,233,526	$4,080,134	$3,359,885
Interest Bearing	11,709,962	11,035,981	10,012,563

Total	$15,943,488	$15,116,115	$13,372,448

     Commercial demand deposit balances aggregated $2.8 billion or 67% of total demand deposits as compared to $2.2 billion or 64% of total demand deposits at March 31, 2003. Once again, these advances were fueled by our expanded branch network, especially the Manhattan locations, and our strong commercial loan growth.

     At March 31, 2004, we operated from 180 branch locations, 27 located in Manhattan. Our expansion strategy coupled with the continued maturity of existing branches and our commercial loan growth, should result in continued deposit growth during 2004.

Asset/Liability Management

     The net interest margin is directly affected by changes in the level of interest rates, the shape of the yield curve, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of assets and liabilities, and the credit quality of the loan portfolio. Our asset/liability objectives are to maintain a strong, stable net interest margin, to utilize our capital effectively without taking undue risks, and to maintain adequate liquidity.

     The risk assessment program includes a coordinated approach to the management of liquidity, capital, and interest rate risk. This process is governed by policies and limits established by senior management, which are reviewed at least annually by the Board of Directors. The Asset/Liability Committee of the Board of Directors (“ALCO”) provides guidance for asset/ liability activities. ALCO periodically evaluates the impact of changes in market interest rates on interest earning assets and interest bearing liabilities, net interest margin, capital and liquidity, and evaluates management’s strategic plan. The balance sheet structure is primarily short-term with most assets and liabilities repricing or maturing in less than five years. We monitor the sensitivity of net interest income by utilizing a dynamic simulation model complemented by a traditional gap analysis.

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

     The Board has established certain policy limits for the potential volatility of net interest income as projected by the simulation model. Volatility is measured from a base case where rates are assumed to be flat and is expressed as the percentage change, from the base case, in net interest income over a twelve-month period. As of March 31, 2004, we were operating within policy limits.

     The simulation model is kept static with respect to the composition of the balance sheet and, therefore does not reflect our ability to proactively manage in changing market conditions as demonstrated by our June 2003 balance sheet restructuring (See “Management’s Discussion and Analysis — Net Interest Income” for further details). We may choose to extend or shorten the maturities of our funding sources. We may also choose to redirect cash flows into assets with shorter or longer durations or repay borrowings. As part of our overall interest rate risk management strategy, we periodically use derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The interest rate risk management strategy can involve modifying the repricing characteristics of certain assets and liabilities utilizing interest rate swaps, caps and floors. We did not enter into or maintain interest rate caps/floors and collars as part of our risk management strategy during this period. (See “Notes to Consolidated Financial Statements – Note 9 – Derivative Financial Instruments” for additional information on all derivative transactions).

     The assumptions used are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of interest rate changes, changes in market conditions and interest rate differentials (spreads) between maturity/ repricing categories, prepayments, and any actions we may take to counter such changes. The specific assumptions utilized in the simulation model include:

•	Parallel yield curve shifts for market rates (i.e. treasuries, LIBOR, swaps, etc.) with an assumed floor of 50 basis points.

•	Maintenance of our current asset and liability spreads to market interest rates.

•	Savings and money market deposit rates experience a 40% impact of market interest rate movements after 3 months and have a floor of 15 and 25 basis points, respectively.

•	Now deposit rates experience a 15% impact of market interest rate movements immediately and have a floor of 10 basis points.

     The following table reflects the estimated change in projected net interest income for the next twelve months assuming a gradual increase or decrease in interest rates over a twelve-month period:

	Changes in Net Interest Income
(dollars in millions)	$Change	% Change
Change in Interest Rates
+ 200 Basis Points	$(6.3)	(0.71)%
+ 100 Basis Points	(1.2)	(0.13)
- 100 Basis Points	(5.1)	(0.57)
Board Policy Limit	N/A	(10.00)

     Our philosophy for interest rate risk management is to limit the variability of net interest income in future periods under various interest rate scenarios. Another measure we monitor is based on market risk. Market risk is the risk of loss from adverse changes in market prices primarily driven by changes in interest rates. We calculate the value of assets and liabilities using net present value analysis with upward and downward changes (“shocks”) of 200 basis points to market interest rates. The net changes in the calculated values of the assets and liabilities are tax affected and reflected as an impact to the market value of equity.

     The following table reflects the estimated change in the market value of equity assuming an immediate increase or decrease in interest rates.

	Market Value of Equity
(dollars in millions)	$ Change	% Change
Change in Interest Rates
+ 200 Basis Points	(152)	(3.6)%
Flat Interest Rates	—	—
- 200 Basis Points	(167)	(4.0)%
Board Policy Limit	N/A	(40)%

     The market value of equity changes exhibits a lack of symmetry (i.e. market values decline in both rising and declining rate scenarios) due to the current low interest rate environment as our short term liability rates do not benefit from the full impact of rate decreases. Therefore, these liabilities do not experience the same price decline as our assets.

Liquidity Risk Management

The objective of liquidity risk management is to meet our financial obligations and capitalize on new business opportunities. These obligations include the payment of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature and the ability to fund new and existing loans and investments as opportunities arise.

     Our primary funding source is dividends from North Fork Bank. There are various federal and state banking laws and guidelines limiting the extent to which a bank subsidiary can finance or otherwise supply funds to its holding company. At March 31, 2004, dividends for North Fork Bank were limited under such guidelines to $854 million. From a regulatory standpoint, North Fork Bank, with its current balance sheet structure, had the ability to dividend approximately $475 million, while still meeting the criteria for designation as a well-capitalized institution under existing regulatory capital guidelines. Additional sources of liquidity for the Company include borrowings, the sale of available-for-sale securities, and funds available through the capital markets.

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

     Our banking subsidiaries currently have the ability to borrow an additional $6.5 billion on a secured basis, utilizing mortgage related loans and securities as collateral. At March 31, 2004, our banking subsidiaries had $1.3 billion in advances and repurchase agreements outstanding with the FHLB.

     We also maintain arrangements with correspondent banks to provide short-term credit for regulatory liquidity requirements. These available lines of credit aggregated $2.1 billion at March 31, 2004.

     We continually monitor our liquidity position as well as the liquidity positions of our bank subsidiaries and believe that sufficient liquidity exists to meet all of our operating requirements.

Capital

     We are subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and certain off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets (“Total Risk Adjusted Capital”) of 8%, including Tier 1 capital to total risk weighted assets (“Tier 1 Capital”) of 4% and a Tier 1 capital to average total assets (“Leverage Ratio”) of at least 4%. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on us.

     The regulatory agencies have amended the risk-based capital guidelines to provide for interest rate risk consideration when determining a banking institution’s capital adequacy. The amendments require institutions to effectively measure and monitor their interest rate risk and to maintain capital adequate for that risk.

     As of March 31, 2004, the most recent notification from the various regulators categorized the Company and our subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a Total Risk Adjusted Capital Ratio of at least 10%, a Tier 1 Capital Ratio of at least 6%, a Leverage Ratio of at least 5%, and not be subject to any written order, agreement or directive. Since such notification, there are no conditions or events that management believes would change this classification.

     On May 6, 2004, the Board of Governors of the Federal Reserve System issued a notice of proposed rulemaking in regards to Trust Preferred Securities and the definition of capital. In general, the Board of Governors proposed to allow the continued inclusion of outstanding and prospective issuances of Trust Preferred Securities in Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The quantitative limits would become effective after a three year transition period (See “Federal Reserve System 12 CFR Parts 208 and 225” for further details). As of March 31, 2004, we would still exceed the well capitalized threshold under the regulatory framework for prompt corrective action assuming the exclusion of Capital Securities from Tier 1 Capital.

The following table sets forth our risk-based capital amounts and ratios as of:

	March 31, 2004		March 31, 2003
(dollars in thousands )	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$1,373,865	10.61%	$1,319,631	10.94%
Regulatory Requirement	517,873	4.00%	482,523	4.00%

Excess	$855,992	6.61%	$837,108	6.94%

Total Risk Adjusted Capital	$1,998,159	15.43%	$1,934,426	16.04%
Regulatory Requirement	1,035,745	8.00%	965,045	8.00%

Excess	$962,414	7.43%	$969,381	8.04%

Risk Weighted Assets	$12,946,817		$12,063,065

     Our Leverage Ratio at March 31, 2004 and 2003 was 6.66% and 6.22%, respectively. North Fork Bank’s Tier 1, Total Risk Based and Leverage Ratios were 12.77%, 13.75%, and 8.00%, respectively, at March, 31, 2004. Superior Savings of New England’s Tier 1, Total Risk Based and Leverage Ratios were 16.33%, 16.91% and 7.04%, respectively, at March 31, 2004.

     On March 23, 2004, the Board of Directors declared its regular quarterly cash dividend of $.30 per common share. The dividend will be payable on May 17, 2004 to shareholders of record at the close of business on April 30, 2004.

     In June 2003, the Board of Directors approved an increase in our share repurchase program from the previously authorized level of 4 million shares to 8 million shares, representing 5% of the shares outstanding at such time. As of March 31, 2004, we had purchased 5.2 million shares at an average cost of $34.58 per share under this program. Total shares repurchased during 2003 under existing repurchase programs aggregated 7.8 million shares at an average cost per share of $33.80. Repurchases are made in the open market or through privately negotiated transactions. There were no shares repurchased during the first quarter of 2004.

     There are various federal and state banking laws and guidelines limiting the extent to which a bank subsidiary can finance or otherwise supply funds to its holding company.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act passed in 2002 imposes significant new responsibilities on publicly held companies, particularly in the area of corporate governance. We have responded to the various requirements of the Act and the implementing regulations issued by the Securities and Exchange Commission and The New York Stock Exchange. We have taken those steps to reinforce our corporate governance structure and financial reporting procedures that are mandated under the Act and will continue to observe full compliance in upcoming periods. We have always emphasized best practices in corporate governance as the most effective way of assuring stockholders that their investment is properly managed and their interests remain paramount.

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

Item 4. Controls and Procedures

     (a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, including this report.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides common stock repurchases made by us or on our behalf during the period:

		Average	Total Number of	Maximum Number of
	Total Number of	Price	Shares Purchased as	Shares that May Yet
	Shares Purchased	Paid Per	Part of Publicly	Be Purchased Under
Period	(1)	Share	Announced Program	the Program (2)
January 1, 2004 – January 31, 2004	—	n/a	—	2,829,100 Shares
February 1, 2004 - February 29, 2004	—	n/a	—	2,829,100 Shares
March 1, 2004 - March 31, 2004	—	n/a	—	2,829,100 Shares

(1)	We did not repurchase shares of our common stock during the first quarter of 2004, pursuant to the repurchase program (the “Program”) that we publicly announced in June 2003.

(2)	In June 2003, our board of directors approved the repurchase of up to 8 million shares of our common stock, which represented 5% of the shares outstanding at such time. Unless terminated earlier by resolutions of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase under the program.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are submitted herewith:

Exhibit Number	Description of Exhibit
(11)	Statement Re: Computation of Net Income Per Common and Common Equivalent Share

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the period from January 1, 2004 to the date of the filing of this Report:

•	On May 4, 2004, we filed a Current Report on Form 8-K, dated May 4, 2004 announcing that The Trust Company of New Jersey filed its quarterly report on Form 10-Q for the quarter ended March 31, 2004.

•	On April 23, 2004, we filed a Current Report on Form 8-K, dated April 23, 2004 announcing that The Trust Company of New Jersey declared a dividend of $.18 cents per share, payable May 12, 2004 to TCNJ shareholders as of April 30, 2004.

•	On April 15, 2004, we filed a Current Report on Form 8-K, dated April 15, 2004 announcing our operating results for the first quarter ended March 31, 2004.

•	On April 2, 2004, we filed a Current Report on Form 8-K, dated April 2, 2004 announcing that we received regulatory approval from the New York State Banking Department to acquire The Trust Company of New Jersey.

•	On March 31, 2004, we filed a Current Report on Form 8-K, dated March 31, 2004 announcing that portions of the proxy statement of The Trust Company of New Jersey were incorporated by reference in The Trust Company of New Jersey’s Annual Report Form 10-K for the year ended December 31, 2003.

•	On March 9, 2004, we filed a Current Report on Form 8-K, dated March 9, 2004 announcing we will be presenting at the Sandler O’Neill & Partners West Coast Financial Services Conference.

•	On March 8, 2004, we filed a Current Report on Form 8-K, dated March 8, 2004 announcing that we filed by consent, consolidated financial statements for GreenPoint Financial Corp. for the years ended December 31, 2003, 2002 and 2001.

•	On March 4, 2004, we filed a Current Report on Form 8-K, dated March 4, 2004 announcing that we filed pro forma financial information and consent of independent accountants for The Trust Company of New Jersey.

•	On March 2, 2004, we filed a Current Report on Form 8-K, dated March 2, 2004 announcing that we will be presenting at the KBW Eastern Regional bank Symposium on March 3, 2004.

•	On February 17, 2004, we filed a Current Report on Form 8-K, dated February 17, 2004 announcing that we have signed a definitive agreement to acquire GreenPoint Financial Corp. in a deal valued at $6.4 billion.

•	On February 11, 2004, we filed a Current Report on Form 8-K, dated February 11, 2004 announcing that we will be presenting at the Credit Suisse First Boston 2004 Financial Services Conference on February 11, 2004 at 1:30 pm (ET)

•	On January 26, 2004, we filed a Current Report on Form 8-K, dated January 26, 2004 announcing that we will be presenting at the Smith Barney Financial Services Conference on January 27, 2004 at 2:45 pm (ET)

•	On January 15, 2004, we filed a Current Report on Form 8-K, dated January 15, 2004 announcing our operating results for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004	North Fork Bancorporation, Inc.
/s/ Daniel M. Healy
Daniel M. Healy
Executive Vice President and Chief Financial Officer