Form 10-Q
period 2004-06-30
NORTH FORK BANCORPORATION INC
filed 2004-08-09
CIK 352510

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended: June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      (X)Yes ( ) No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF COMMON STOCK	NUMBER OF SHARES OUTSTANDING — 8/5/04

$.01 Par Value	172,633,608

THIS PAGE INTENTIONALLY LEFT BLANK FOR THE EDGAR
DOCUMENT FILED WITH THE SECURITIES & EXCHANGE COMMISSION

North Fork Bancorporation, Inc.

Form 10-Q

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,	June 30,
(in thousands, except per share amounts)	2004	2003	2003
Assets:
Cash & Due from Banks	$528,772	$510,354	$406,694
Money Market Investments	16,140	21,037	63,799
Due from Brokers	—	—	464,351
Securities Held-for-Sale	—	—	613,628
Securities:
Available-for-Sale ($2,290,348 ,$1,911,586 and $2,882,841 pledged at June 30, 2004, December 31, 2003 and June 30, 2003, respectively)	8,762,663	7,136,275	8,108,198
Held-to-Maturity ($33,710, $52,808 and $82,445 pledged at June 30, 2004, December 31, 2003 and June 30, 2003, respectively)	152,201	190,285	221,378

Total Securities	8,914,864	7,326,560	8,329,576

Loans:
Held-for-Sale	2,902	4,074	21,862
Held-for-Investment, Net of Unearned Income & Deferred Costs	15,385,568	12,341,199	11,875,571

Total Loans	15,388,470	12,345,273	11,897,433
Less: Allowance for Loan Losses	138,008	122,733	117,753

Net Loans	15,250,462	12,222,540	11,779,680
Goodwill	1,003,668	410,494	410,495
Identifiable Intangibles	49,447	12,765	14,548
Premises & Equipment	220,379	150,875	143,374
Accrued Income Receivable	107,495	88,722	101,972
Other Assets	380,632	226,027	211,017

Total Assets	$26,471,859	$20,969,374	$22,539,134

Liabilities and Stockholders’ Equity:
Deposits:
Demand	$5,259,052	$4,080,134	$3,746,741
Savings	4,494,251	3,770,683	3,665,580
NOW & Money Market	6,321,943	4,519,476	3,960,731
Time	2,300,540	1,784,408	1,922,407
Certificates of Deposit, $100,000 & Over	1,460,671	961,414	1,176,835

Total Deposits	19,836,457	15,116,115	14,472,294

Federal Funds Purchased & Securities Sold Under Agreements to Repurchase	2,288,935	2,171,154	3,291,500
Federal Home Loan Bank Advances	850,000	1,050,000	1,850,000
Subordinated Debt	462,808	476,499	493,790
Junior Subordinated Debt	261,358	266,977	281,021
Accrued Expenses & Other Liabilities	460,714	410,140	578,428

Total Liabilities	24,160,272	19,490,885	20,967,033

Stockholders’ Equity:
Preferred Stock, par value $1.00; authorized 10,000,000 shares, unissued	$—	$—	$—
Common stock, par value $0.01; authorized 500,000,000 shares; issued 193,108,367 shares at June 30, 2004	1,931	1,746	1,746
Additional Paid in Capital	1,121,040	378,793	373,851
Retained Earnings	1,930,379	1,816,458	1,705,789
Accumulated Other Comprehensive (Loss)/Income	(61,784)	(2,044)	42,019
Deferred Compensation	(84,294)	(91,789)	(65,795)
Treasury Stock at cost; 21,037,978 shares at June 30, 2004	(595,685)	(624,675)	(485,509)

Total Stockholders’ Equity	2,311,587	1,478,489	1,572,101

Total Liabilities and Stockholders’ Equity	$26,471,859	$20,969,374	$22,539,134

See accompanying notes to the consolidated financial statements

Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Interest Income:
Loans	$213,002	$195,826	$407,202	$392,747
Mortgage-Backed Securities	72,031	70,355	131,168	152,583
Other Securities	11,296	12,232	20,895	25,836
State & Municipal Obligations	6,578	3,990	11,102	7,779
Money Market Investments	467	95	670	269

Total Interest Income	303,374	282,498	571,037	579,214

Interest Expense:
Savings, NOW & Money Market Deposits	19,108	14,476	34,119	29,236
Time Deposits	7,412	9,419	14,055	19,472
Certificates of Deposit, $100,000 & Over	4,899	4,801	8,992	9,904
Federal Funds Purchased & Securities Sold Under Agreements to Repurchase	19,035	27,640	35,316	56,298
Federal Home Loan Bank Advances	12,273	16,719	24,595	35,676
Subordinated Debt	4,599	7,120	9,144	14,345
Junior Subordinated Debt	1,953	2,451	3,892	4,961

Total Interest Expense	69,279	82,626	130,113	169,892

Net Interest Income	234,095	199,872	440,924	409,322
Provision for Loan Losses	6,500	6,500	13,000	12,750

Net Interest Income after Provision for Loan Losses	227,595	193,372	427,924	396,572

Non-Interest Income:
Customer Related Fees & Service Charges	23,417	20,460	45,188	40,626
Investment Management, Commissions & Trust Fees	4,099	3,892	8,023	7,016
Mortgage Banking Income	1,318	3,199	2,478	6,017
Check Cashing Fees	1,159	1,265	2,348	2,261
Other Income	5,658	3,964	11,455	8,510
Securities (Losses)/Gains, net	(475)	3,699	7,413	6,296
Gain on Sale of Facilities, net	—	10,980	—	10,980

Total Non-Interest Income	35,176	47,459	76,905	81,706

Non-Interest Expense:
Employee Compensation & Benefits	55,224	49,075	106,301	96,415
Occupancy & Equipment, net	20,074	16,389	37,699	31,910
Other Expenses	21,181	16,894	39,127	33,711
Amortization of Identifiable Intangibles	1,889	892	2,670	1,784
Debt Restructuring Costs	—	11,955	—	11,955

Total Non-Interest Expense	98,368	95,205	185,797	175,775

Income Before Income Taxes	164,403	145,626	319,032	302,503
Provision for Income Taxes	55,404	49,513	107,514	102,851

Net Income	$108,999	$96,113	$211,518	$199,652

Earnings Per Share — Basic	$0.69	$0.63	$1.38	$1.30
Earnings Per Share — Diluted	0.68	0.62	1.36	1.29

     See accompanying notes to the consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)

For the Six Months Ended June 30,

(in thousands)	2004	2003
Cash Flows from Operating Activities:
Net Income	$211,518	$199,652
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	13,000	12,750
Depreciation	8,792	7,350
Amortization of Deferred Compensation	6,962	4,966
Amortization of Identifiable Intangible	2,670	1,784
Amortization of Premiums	18,851	52,544
Accretion of Discounts and Net Deferred Loan Fees	(15,576)	(15,640)
Securities Gains, net	(7,413)	(6,296)
Gains on Sales of Loans Held-for-Sale	(592)	(3,188)
Originations of Loans Held-for-Sale	(58,166)	(209,532)
Proceeds from Sales of Loans Held-for-Sale	57,586	203,909
Purchases of Trading Assets	(13,911)	(24,895)
Sales of Trading Assets	14,015	25,362
Gain on the Sale of Facilities	—	(10,980)
Debt Restructuring Costs	—	11,955
Other, Net	(15,480)	51,248

Net Cash Provided by Operating Activities	222,256	300,989

Cash Flows from Investing Activities:
Purchases of Securities Held-to-Maturity	—	(29,348)
Maturities, Redemptions, Calls and Principal Repayments on Securities Held-to-Maturity	37,736	115,035
Purchases of Securities Available-for-Sale	(2,882,982)	(4,415,437)
Proceeds from Sales of Securities Available-for-Sale	917,045	1,231,757
Maturities, Redemptions, Calls and Principal Repayments on Securities Available-for-Sale	1,742,003	3,624,486
Net Change in Loans Held-for-Investment	(929,825)	(520,338)
Transfers to Other Real Estate, Net of Sales	502	—
Purchases of Premises and Equipment, net	(29,164)	(20,042)
Purchase Acquisition, net of cash acquired	246,209	—

Net Cash Used in Investing Activities	(898,476)	(13,887)

Cash Flows from Financing Activities:
Net Increase in Customer Deposit Liabilities	1,549,940	1,279,764
Net Decrease in Borrowings	(771,282)	(271,455)
Purchases of Treasury Stock	—	(91,952)
Exercise of Options and Common Stock Sold for Cash	2,815	5,786
Cash Dividends Paid	(91,732)	(85,111)

Net Cash Provided by Financing Activities	689,741	837,032

Net Increase in Cash and Cash Equivalents	13,521	1,124,134
Cash and Cash Equivalents at Beginning of the Period	531,391	424,338

Cash and Cash Equivalents at End of the Period	$544,912	$1,548,472

Consolidated Statements of Cash Flows (continued)

For the Six Months Ended June 30,

(in thousands)	2004	2003
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest Expense	$127,007	$174,266

Income Taxes	$73,400	$112,160

During the Period the Company Purchased Various Securities which Settled in the Subsequent Period	$86,769	$188,063

During the Period the Company Sold Various Securities which Settled in the Subsequent Period	$29,913	$464,351

Non-cash activity related to the TCNJ acquisition not reflected above for the period ended June 30, 2004 follows (1):
Fair Value of Assets Acquired	$4,028,089
Goodwill & Identifiable Intangible Assets	632,525
Common Stock Issued and Fair Value of Options, net of taxes	744,125

Liabilities Assumed	$3,916,489

(1)	See “Condensed Notes to the Consolidated Financial Statements — Note 2 — Business Combinations” for further details.

See accompanying notes to the consolidated financial statements

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

		Additional		Accumulated
	Common	Paid in	Retained	Other Comprehensive	Deferred	Treasury
(dollars in thousands, except per share amounts)	Stock	Capital	Earnings	Income/(Loss)	Compensation	Stock	Total
Balance, December 31, 2002	$1,746	$377,311	$1,590,594	$17,991	($70,562)	($403,027)	$1,514,053
Net Income	—	—	199,652	—	—	—	199,652
Cash Dividends ($.54 per share)	—	—	(84,457)	—	—	—	(84,457)
Issuance of Stock (84,813 shares)	—	545	—	—	—	2,285	2,830
Restricted Stock Activity, net	—	162	—	—	4,767	62	4,991
Employee Stock Option Activity, net	—	(4,167)	—	—	—	7,123	2,956
Purchases of Treasury Stock (2,796,000 shares)	—	—	—	—	—	(91,952)	(91,952)
Accumulated Other Comprehensive Income, net of tax	—	—	—	24,028	—	—	24,028

Balance, June 30, 2003	$1,746	$373,851	$1,705,789	$42,019	($65,795)	($485,509)	$1,572,101

Balance, December 31, 2003	$1,746	$378,793	$1,816,458	($2,044)	($91,789)	($624,675)	$1,478,489
Net Income	—	—	211,518	—	—	—	211,518
Cash Dividends ($.60 per share)	—	—	(97,597)	—	—	—	(97,597)
Issuance of Stock - TCNJ (18,527,589 shares)	185	714,609	—	—	—	—	714,794
Fair Value of Options - TCNJ	—	33,364	—	—	—	—	33,364
Issuance of Stock (70,386 shares)	—	822	—	—	—	1,993	2,815
Restricted Stock Activity, net	—	148	—	—	7,495	(908)	6,735
Employee Stock Option Activity, net	—	(6,696)	—	—	—	27,905	21,209
Accumulated Other Comprehensive (Loss), net of tax	—	—	—	(59,740)	—	—	(59,740)

Balance, June 30, 2004	$1,931	$1,121,040	$1,930,379	($61,784)	($84,294)	($595,685)	$2,311,587

See accompanying notes to the consolidated financial statements

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003
Net Income	$108,999	$96,113	$211,518	$199,652

Other Comprehensive (Loss)/Income
Unrealized (Losses)/Gains On Securities:
Change in Unrealized (Losses)/Gains During the Period	(170,600)	12,658	(103,501)	30,550
Less: Reclassification Adjustment for Losses/(Gains) Included in Net Income	475	(3,699)	(7,413)	(6,296)

Change in Unrealized (Losses)/Gains During the Period	(170,125)	8,959	(110,914)	24,254
Related Tax Effect on Unrealized (Losses)/Gains During the Period	73,154	(3,852)	47,692	(10,429)

Net Change in Unrealized (Losses)/Gains During the Period	(96,971)	5,107	(63,222)	13,825

Unrealized Gains/(Losses) On Derivative Instruments:
Change in Unrealized Gains/(Losses) Arising During the Period	3,462	(4,241)	998	(7,225)
Add: Reclassification Adjustment for Expenses/Losses Included in Net Income	2,383	14,761	5,108	25,125

Change in Unrealized Gains/(Losses) During the Period	5,845	10,520	6,106	17,900
Related Tax Effect on Unrealized Gains/(Losses) During the Period	(2,513)	(4,524)	(2,624)	(7,697)

Net Change in Unrealized Gains/(Losses) During the Period	3,332	5,996	3,482	10,203

Net Other Comprehensive (Loss)/Income	$(93,639)	$11,103	$(59,740)	$24,028

Comprehensive Income	$15,360	$107,216	$151,778	$223,680

See accompanying notes to the consolidated financial statements

North Fork Bancorporation, Inc.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2004 and 2003

In this quarterly report filed on Form 10-Q, where the context requires, “the Company”, “North Fork”, “we”, “us”, and “our” refer to North Fork Bancorporation, Inc. and its subsidiaries.

Note 1 — Summary of Significant Accounting Policies

Nature of Operations and Pending Business Combination

     We are a $26 billion bank holding company incorporated in Delaware since 1980 and registered as a “bank holding company” under the Bank Holding Company Act. We are headquartered in Melville, New York, and our principal subsidiary, North Fork Bank, is a New York state chartered commercial bank. North Fork Bank operates 258 retail banking branches in the New York Metropolitan area, including 73 branches in New Jersey. North Fork Bank’s assets and revenues represent approximately 95% of our consolidated assets and revenues. North Fork Bank provides banking and financial services to middle market and small businesses, local government units and retail customers in our service area. Our non-bank subsidiaries offer financial services such as asset management, trust, securities brokerage, and related annuity and mutual fund products. Our other bank subsidiary, Superior Savings of New England, N.A., is a nationally chartered bank, headquartered in Connecticut, which operates from two locations and focuses on gathering deposits throughout the northeast.

     On May 14, 2004, North Fork completed its acquisition of The Trust Company of New Jersey (“TCNJ”) for approximately $744 million in stock. Accordingly, the consolidated results of operations contained herein reflect the activity of TCNJ subsequent to the acquisition date. The assets acquired and liabilities assumed from TCNJ were recorded at the date of acquisition on the consolidated balance sheet at fair value. (See “Note 2 — Business Combinations -” for additional information.)

     In February 2004, we entered into a definitive agreement to acquire GreenPoint Financial Corp. (“GreenPoint”) in an all stock transaction valued at approximately $6.3 billion. We have received all necessary banking regulatory approvals. Special meetings of GreenPoint and North Fork Shareholders to approve the merger will be held on August 30, 2004 and August 31, 2004, respectively. We anticipate closing the transaction on or about September 30, 2004. Additional information regarding the terms of the merger and its pro forma impact on our financial statements can be found in amendment No. 2 to the registration statement filed on Form S-4 with the Securities and Exchange Commission.

Basis of Presentation

     Our accounting and reporting policies are in conformity with accounting principles generally accepted in the United States of America. The preparation of these unaudited interim consolidated financial statements requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of income and expenses during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual results could differ from those estimates. In management’s opinion, all adjustments have been made for a fair presentation of the financial position and results of operations in these unaudited consolidated interim financial statements.

     On January 1, 2004, we adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003), (“FIN 46R”)”. In accordance with the provisions of FIN 46R, we deconsolidated our wholly-owned statutory business trusts (collectively, the “Trusts”) that were formed to issue Capital Securities (or “Trust Preferred Securities”). This deconsolidation resulted in the re-characterization of the underlying consolidated debt obligation from Capital Securities to Junior Subordinated Debt securities that exist between the Company and the Trusts that issued the Capital Securities. The re-characterization was reflected for all periods presented in this report. The adoption of FIN 46R had no effect on net income, stockholders’ equity and regulatory capital.

     These unaudited interim consolidated financial statements and related management’s discussion and analysis should be read together with the consolidated financial information in our 2003 Annual Report on Form 10-K/A, previously filed with the United States Securities and Exchange Commission (“SEC”). The purpose of the amended 2003 Annual Report filed on Form 10-K/A was to clarify and enhance certain disclosures following a standard review by the SEC. Our consolidated statements of financial position and results of operations for the periods presented in our 2003 Annual Report filed on Form 10-K/A were not restated from the consolidated financial position and results of operations originally reported in our 2003 Annual Report filed on Form 10-K.

     In reviewing and understanding the financial information contained herein, you are encouraged to read the significant accounting policies contained in Note 1 — Summary of Significant Accounting Policies contained in our 2003 Annual Report filed on Form 10-K/A. There have not been any significant changes in the factors or methodology used in determining accounting estimates or applied in our critical accounting policies since December 2003 that are material in relation to our financial condition or results of operations. Our most critical accounting policy is the allowance for loan losses (See “Critical Accounting Estimates” below).

     Results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations which may be expected for the full year 2004 or any future interim period.

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

     The loan portfolio is categorized according to collateral type, loan purpose or borrower type (i.e. commercial, consumer). The categories used include Multi-Family Mortgages, Residential Mortgages, Commercial Mortgages, Commercial, Consumer, and Construction and Land, which are more fully described in the section entitled “Management’s Discussion and Analysis — Loan Portfolio.” An important consideration is our concentration of real estate related loans located in the New York Metropolitan area.

     The methodology employed for assessing the appropriateness of the allowance consists of the following criteria:

•     Establishment of reserve amounts for specifically identified criticized loans, including those arising from business combinations and those designated as requiring special attention by our internal loan review program, bank regulatory examinations. (Specific-allowance method).

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

     The remaining allocation applies a category specific loss experience factor to loans which have not been specifically criticized or reviewed for impairment, including but not limited to, smaller balance homogeneous loans that we have identified as residential and consumer. These category specific factors give recognition to our historical loss experience, as well as that of acquired businesses, cyclical trends, current economic conditions and our exposure to real estate values. These factors are reviewed on a quarterly basis with senior lenders to ensure that the factors applied to each loan category are reflective of trends or changes in the current business environment which may affect these categories.

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

Accounting for Stock-Based Compensation

     We account for our stock-based compensation plans in accordance with the requirements specified in SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). As permitted under these statements, we have elected to apply the intrinsic value method in accounting for option-based stock compensation plans. Accordingly, compensation expense has not been recognized in the accompanying consolidated financial statements for stock-based compensation plans, other than for restricted stock awards. Restricted stock awards are recorded as deferred compensation, a component of stockholders’ equity, at the fair value of these awards at the date of grant and are amortized to compensation expense over the awards’ specified vesting periods. Since the intrinsic value method is used, we are required to disclose the pro-forma impact on net income and earnings per share that the fair value-based method would have had, if it was applied rather than the intrinsic value method. Stock options are primarily awarded prior to December 31 and contain a nominal vesting period; therefore, we would have expensed these options under the fair value method at year end. Since the pro forma effect on net income of expensing stock options during the three months and six months ended June 30, 2004 and 2003 is nominal, we have not disclose such pro forma compensation expense and its related effect on net income and earnings per share herein.

Segment Reporting

     SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”) requires public companies to report certain financial information about operating segments for which such information is available and utilized by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Specific information to be reported for individual operating segments includes a measure of segment profit and loss, total revenues, and segment assets. As a retail bank, substantially all of our operations involve the issuance of loans and the acceptance of customer deposits. Our Financial Services Division, or “Private Asset Group”, includes discount brokerage, investment management, insurance and annuity sales, and trust services. The products offered by this segment are directed toward existing bank customers and non-customers. Management segregates the budgeting and reporting of this segment from its commercial bank, utilizing separate plans and measurements to evaluate performance. The following table provides selected financial information for the Private Asset Group for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2004	2003	2004	2003
Revenue	$4,204	$3,989	$8,240	$7,212
Net Income	868	689	1,633	1,120
Total Assets	12,909	5,588	12,909	5,588

The Private Asset Group’s total revenues, net income and total assets comprise approximately 1.4%, .07% and .03%, respectively of the consolidated totals for all periods presented.

NOTE 2 -BUSINESS COMBINATIONS

The Trust Company of New Jersey

On May 14, 2004, we completed the merger and simultaneously integrated the systems of TCNJ. TCNJ was the fourth largest commercial bank headquartered in New Jersey and operated primarily in the Northern New Jersey market. In addition to enhancing our market penetration, the merger presented an opportunity to bring new and prospective customers and banking products together with ours and to increase combined revenues and earnings. At the date of the merger, TCNJ had $4.1 billion in total assets, $1.4 billion in securities, $2.1 billion in net loans, $3.2 billion in deposits and $.7 billion in borrowings. We issued 18.5 million shares (a one for one exchange ratio) of common stock and reserved for issuance 1.8 million common shares for TCNJ’s outstanding employee stock options with a value of $715 million and $29 million, net of tax, respectively. The value of common stock and employee stock options was determined based on the North Fork’s average closing price of $38.58 (Based on North Fork’s closing price from December 12, 2003 to December 18, 2003). The excess of cost over fair value of net assets acquired was $593 million. We applied the provisions of SFAS No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets” as required for the recognition of goodwill and intangible assets.

     The following table presents data with respect to the fair values of assets acquired and liabilities assumed in the TCNJ merger:

As of
(in thousands)	May 14, 2004
Cash And Due From Banks	$156,209
Money Market Investments	90,000
Securities	1,413,893
Loans	2,097,267
Add: Unearned Income & Deferred Costs	15,329
Less: Allowance for Loan Losses	(10,251)

Net Loans	2,102,345
Goodwill	593,173
Core Deposit Intangible	39,352
Premises & Equipment	49,132
Other Assets	216,510

Total	$4,660,614

Deposits	$3,170,402
Federal Funds Purchased & Collateralized Borrowings	689,063
Other Liabilities	57,024

Total Liabilities	3,916,489
Common Stock Issued and Fair Value of Stock Options, Net of Tax	744,125

Total	$4,660,614

     A Core Deposit Intangible Asset (“CDI”) of $39.4 million recognized in connection with the merger is being amortized over an estimated useful life of eight years on an accelerated basis. We retained the services of an independent valuation firm in determining the CDI. TCNJ’s results of operations are included in the Consolidated Statements of Income subsequent to May 14, 2004. Operating results for TCNJ were not significant to the consolidated operating results and consequently, pro forma operating results for TCNJ have not been presented herein. As of June 30, 2004, accrued merger related costs of $20.6 million remain in “Accrued Expenses & Other Liabilities” in the Consolidated Balance Sheet and consist primarily of unpaid employment benefits, long term lease arrangements for vacated facilities and costs associated with the cancellation of certain data and item processing contracts. It is estimated that none of the goodwill associated with the TCNJ merger will be deductible for income tax purposes.

     GreenPoint Financial Corp.

     On February 15, 2004, we entered into a definitive agreement to acquire GreenPoint Financial Corp. (“GreenPoint”) in an all stock transaction valued at approximately $6.3 billion. Under the terms of the agreement, in a tax-free exchange of shares, GreenPoint shareholders will receive a fixed exchange ratio of 1.0514 shares of North Fork common stock for each common share of GreenPoint held. GreenPoint operates two primary businesses, a retail bank (GreenPoint Bank) and a national mortgage company (GreenPoint Mortgage Corp.). GreenPoint Bank is a New York state-chartered savings bank and the second largest thrift in the Metropolitan New York area, where it operates 93 retail bank branches. GreenPoint Mortgage Corp. is a national mortgage company that originates a wide variety of “A” quality residential mortgage loans. Their product menu includes agency qualifying loans, Jumbo A mortgages and Specialty Alternative A mortgages. GreenPoint Mortgage Corp. operates 29 offices located throughout the United States.

     Pursuant to the agreement, GreenPoint will merge with and into North Fork Bancorporation, Inc. All necessary banking regulatory approvals have been received and the special meetings of GreenPoint and North Fork Shareholders to approve the merger will be held on August 30, 2004 and August 31, 2004, respectively. The transaction is expected to close on or about September 30, 2004. Upon completion of the merger GreenPoint Bank will continue to operate as a separate subsidiary until its core banking systems can be converted to North Fork Bank’s platform. We expect this conversion to occur during the first quarter of 2005 at which time GreenPoint Bank will be merged with and into North Fork Bank. As of June 30, 2004, GreenPoint reported $26.0 billion in total assets, $16.9 billion in loans and $13.1 billion in customer deposits.

NOTE 3 — SECURITIES PORTFOLIO

The amortized cost and estimated fair values of available-for-sale and held-to-maturity securities are as follows:

	June 30, 2004		December 31, 2003		June 30, 2003
Available-for-Sale	Amortized	Fair	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value	Cost	Value
CMO Agency Issuances	$3,318,464	$3,241,617	$3,129,005	$3,110,430	$1,777,946	$1,785,034
CMO Private Issuances	1,693,712	1,665,125	1,278,205	1,276,049	4,040,778	4,084,745
Agency Pass-Through Certificates	2,172,586	2,165,407	1,240,897	1,246,994	768,625	784,770
State & Municipal Obligations	592,798	594,466	700,307	707,015	550,117	558,169
Equity Securities (1)	187,725	189,681	185,757	194,345	322,650	331,234
U.S. Treasury Securities	103,971	103,625	55,750	55,765	35,982	35,999
U.S. Government Agencies’ Obligations	159,098	161,631	2,310	2,325	1,435	1,420
Other Debt Securities	635,293	641,111	534,114	543,352	516,286	526,827

	$8,863,647	$8,762,663	$7,126,345	$7,136,275	$8,013,819	$8,108,198

(1) Amortized cost and fair value includes $80.5 million, $68.2 million and $151.8 million in Federal Home Loan Bank stock at June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

	June 30, 2004		December 31, 2003		June 30, 2003
Held-to-Maturity	Amortized	Fair	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value	Cost	Value
Agency Pass-Through Certificates	$65,244	$66,142	$81,759	$83,989	$98,064	$101,252
State & Municipal Obligations	48,956	51,005	54,732	57,848	59,275	63,636
CMO Private Issuances	26,927	26,561	38,389	38,129	53,826	54,918
Other Debt Securities	11,074	10,966	15,405	15,346	10,213	10,213

	$152,201	$154,674	$190,285	$195,312	$221,378	$230,019

     Securities grew $600 million or 7% to $8.9 billion for the quarter ended June 30, 2004, compared to $8.3 billion at June 30, 2003. The growth achieved during the period was due to $1.4 billion in securities acquired from TCNJ, of which approximately $500 million were subsequently sold during the quarter. During the second and third quarters of 2003, we repositioned the balance sheet to change our interest rate risk profile by reducing the available-for-sale portfolio and related short term collateralized borrowings. This decision reduced our exposure to extension risk and the potential for significant unrealized losses in a rising interest rate environment. The portfolio was reduced from its interim period high by approximately $3.0 billion, of which $1.1 billion was accomplished through sales and the remainder through portfolio cash flows. These sales are reflected in the Consolidated Balance Sheet in “Due from Brokers” and “Securities Held-for-Sale” at June 30, 2003. (See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income Section” for additional Information)

     At June 30, 2004, securities carried at $4.5 billion were pledged to secure securities sold under agreements to repurchase, other borrowings, and for other purposes as required by law. Securities pledged under agreements pursuant to which the collateral may be sold or repledged by the secured parties approximated $2.3 billion, while securities pledged under agreements pursuant to which the secured parties may not sell or repledge approximated $2.2 billion at June 30, 2004.

NOTE 4 — LOANS

The following table represents the components of the loan portfolio as of the dates indicated:

	June 30,	% of	December 31,	% of	June 30,	% of
(dollars in thousands)	2004	Total	2003	Total	2003	Total
Multi-Family Mortgages	$3,824,615	25%	$3,634,533	29%	$3,792,647	32%
Commercial Mortgages	3,536,517	23	2,814,103	23	2,359,316	20
Residential Mortgages	3,329,949	22	2,403,306	20	2,413,125	20
Commercial	2,529,253	16	2,145,798	17	2,000,623	17
Consumer	1,751,240	11	1,095,529	9	1,068,616	9
Construction & Land	453,922	3	283,243	2	290,433	2

Total	$15,425,496	100%	$12,376,512	100%	$11,924,760	100%

Less:
Unearned Income & Deferred Costs	37,026		31,239		27,327

Loans, Net	$15,388,470		$12,345,273		$11,897,433

     The loan portfolio is concentrated primarily in loans secured by real estate located in the New York Metropolitan area. The segments of the real estate portfolio are diversified in terms of risk and repayment sources. The underlying collateral includes multi-family apartment buildings, residential 1 - 4 family homes and owner occupied/non-owner occupied commercial properties. The risks inherent in this portfolio are dependent on both regional and general economic stability, which affect property values and the financial well being and creditworthiness of the borrowers. Included in residential mortgages are loans held for sale totaling $2.9 million, $4.1 million and $21.9 million at June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

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

The following table presents the components of non-performing assets as of the dates indicated:

	June 30,	December 31,	June 30,
(in thousands)	2004	2003	2003
Loans Ninety Days Past Due and Still Accruing	$5,438	$2,268	$2,629
Non-Accrual Loans	10,366	11,072	10,166

Non-Performing Loans	15,804	13,340	12,795
Other Real Estate	435	313	295

Non-Performing Assets	$16,239	$13,653	$13,090

Allowance for Loan Losses to Non-Performing Loans	873%	920%	920%
Allowance for Loan Losses to Total Loans, net	.90	.99	.99
Non-Performing Loans to Total Loans, net	.10	.11	.11
Non-Performing Assets to Total Assets	.06	.07	.06

     At June 30, 2004, the increase in non-performing loans was primarily due to the TCNJ acquisition. Future levels of non-performing assets will be influenced by prevailing economic conditions and the impact of those conditions on our customers, prevailing interest rates, unemployment rates, property values, pending acquisitions and other internal and external factors.

The following table represents the components of non-performing loans as of the dates indicated:

	June 30,	December 31,	June 30,
(in thousands)	2004	2003	2003
Commercial	$7,256	$5,632	$6,425
Residential Mortgages	4,004	4,808	3,175
Commercial Mortgages	2,623	557	1,472
Consumer	1,872	2,343	1,723
Construction and Land	49	—	—
Multi-Family Mortgages	—	—	—

Total Non-Performing Loans	$15,804	$13,340	$12,795

     Interest forgone on non-accrual loans, or the amount of income that would have been recorded had these loans been current in accordance with their original terms, aggregated approximately $.3 million for the three months ended June 30, 2004 and 2003, respectively and $.6 million for the six months ended June 30, 2004 and 2003, respectively. The amount of interest income included in net income on non-accrual loans during the most recent quarter was not significant.

     As of June 30, 2004, there were no commitments to lend additional funds to borrowers whose loans are non-performing. Additionally, there were no restructured accruing loans outstanding as of the dates indicated above.

NOTE 5 — ALLOWANCE FOR LOAN LOSSES

The following table is a summary of the changes in the allowance for loan losses and reflects charge-offs and recoveries by loan type for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2004	2003	2004	2003
Balance at Beginning of Period	$124,364	$115,087	$122,733	$114,995
Loans Charged-off:
Consumer	3,443	3,448	8,490	7,595
Commercial	2,736	1,941	5,166	5,979
Commercial Mortgages	—	1	—	2
Residential Mortgages	—	50	6	75
Multi-Family Mortgages	—	13	—	13
Construction and Land	—	—	—	—

Total Charge-Offs	6,179	5,453	13,662	13,664
Recoveries of Loans Charged-Off:
Consumer	1,847	1,386	3,443	2,878
Commercial	1,222	206	1,740	578
Commercial Mortgages	3	—	503	—
Residential Mortgages	—	18	—	207
Multi-Family Mortgages	—	9	—	9
Construction and Land	—	—	—	—

Total Recoveries	3,072	1,619	5,686	3,672

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2004	2003	2004	2003
Net Loans Charged-Off	3,107	3,834	7,976	9,992
Provision for Loan Losses	6,500	6,500	13,000	12,750
TCNJ Purchase Acquisition	10,251	—	10,251	—

Balance at End of Period	$138,008	$117,753	$138,008	$117,753

Annualized Net Charge-Offs to Average Loans, net	0.09%	0.13%	0.14%	0.17%

NOTE 6 — FEDERAL HOME LOAN BANK ADVANCES AND REPURCHASE AGREEMENTS

The maturity or repricing frequency of Federal Home Loan Bank (“FHLB”) Advances and Repurchase Agreements (“Repo’s”) at June 30, 2004 is as follows:

(dollars in thousands)	FHLB	Average	Repurchase	Average		Average
Maturity	Advances	Rate (1)	Agreements	Rate (1)	Total (2)	Rate (1)
2004	$—	—	$240,405	2.43%	$240,405	2.43%
2005	400,000	5.83%	350,000	4.70	750,000	5.31
2006	300,000	3.86	675,000	2.38	975,000	2.84
2007	150,000	5.80	100,000	2.59	250,000	4.52
2008	—	—	400,000	5.59	400,000	5.59
Thereafter	—	—	425,000	4.24	425,000	4.24

Total	$850,000	5.13%	$2,190,405	3.71%	$3,040,405	4.11%

(1)	Includes the effects of TCNJ purchase accounting adjustments and interest rate swaps.

(2)	Excludes $33.5 million in purchase accounting discounts.

Interest rate swaps were used to convert certain FHLB advances and Repo’s from variable rates to fixed rates. These swaps, which qualify as cash flow hedges, are explained in more detail in “Note 9 — Derivative Financial Instruments.”

NOTE 7 — SUBORDINATED DEBT

The following table is a summary of Subordinated Notes outstanding as of the dates indicated:

	June 30,	December 31,	June 30,
(in thousands)	2004	2003	2003
5.875% Subordinated Notes due August 15, 2012	$349,274	$349,229	$349,184
5.0% Subordinated Notes due August 15, 2012	150,000	150,000	150,000

Total Subordinated Debt	499,274	499,229	499,184
Fair Value Hedge Adjustment	(36,466)	(22,730)	(5,394)

Carrying Amount	$462,808	$476,499	$493,790

     The $350 million aggregate principal amount of 5.875% subordinated notes and $150 million aggregate principal amount of 5% Fixed Rate/Floating Rate Subordinated Notes both mature in 2012 and qualify as Tier II capital for regulatory purposes. The 5.875% subordinated notes bear interest at a fixed rate through maturity, pay interest semi-annually and are not redeemable prior to maturity. The Fixed Rate/Floating Rate notes bear interest at a fixed rate of 5% per annum for the first five years, and convert to a floating rate thereafter until maturity based on three-month LIBOR plus 1.87%. Beginning in the sixth year, we have the right to redeem the fixed rate/floating rate notes at par plus accrued interest.

     In 2003, $500 million in pay floating swaps, designated as fair value hedges, were used to convert the stated fixed rate on the subordinated notes to variable rates indexed to three-month LIBOR. (See Note 9 — “Derivative Financial Instruments” for additional information).

NOTE 8 — JUNIOR SUBORDINATED DEBT

The following table is a summary of Junior Subordinated Debt outstanding as of the dates indicated:

	June 30,	December 31,	June 30,
(in thousands)	2004	2003	2003
8.70% Junior Subordinated Debt - North Fork Capital Trust I, due December 15, 2026	$102,821	$102,815	$102,809
8.00% Junior Subordinated Debt - North Fork Capital Trust II, due December 15, 2027	102,791	102,785	102,779
8.17% Junior Subordinated Debt - Reliance Capital Trust I, due May 1, 2028	46,547	46,547	46,547

Total Junior Subordinated Debt- Capital Trusts	252,159	252,147	252,135
Fair Value Hedge Adjustment	9,199	14,830	28,886

Carrying Amount	$261,358	$266,977	$281,021

     The Capital Trusts (“Wholly-Owned Statutory Trusts”) were formed with initial capitalizations in common stock and for the exclusive purpose of issuing Capital Securities (or “Trust Preferred Securities”) and using the proceeds of both the common stock and Capital Securities to acquire Junior Subordinated Debt Securities (“Junior Subordinated Debt “) issued by the Company. The Capital Securities are obligations of the Wholly-Owned Statutory Business Trusts. The Junior Subordinated Debt and Capital Securities bear the same interest rates, are due concurrently and are non-callable at any time in whole or in part for ten years from the date of issuance, except in certain limited circumstances. They may be redeemed annually thereafter, in whole or in part, at declining premiums to maturity. The costs associated with these issuances have been capitalized and are being amortized to maturity using the straight-line method.

     On January 1, 2004, FIN 46R required us to deconsolidate our investment in the Wholly-Owned Statutory Business Trusts. This deconsolidation resulted in the re-characterization of the underlying consolidated debt obligation from Capital Securities and the equity investment to the Junior Subordinated Debt obligation that existed between the Company and the Trusts that issued the securities. Additionally, we re-designate the $245 million of interest rate swaps that were hedging the Capital Securities to a corresponding amount of Junior Subordinated Debt.

     Interest rate swap agreements continue to be designated as fair value hedges and based on this re-designation are being used to change the repricing characteristics of $245 million in Junior Subordinated Debt from their stated fixed rates to variable rates indexed to three-month LIBOR. (See Note 9 - “Derivative Financial Instruments” for additional information.)

     The Capital Securities currently qualify as Tier I capital for regulatory purposes. On May 6, 2004, the Board of Governors of the Federal Reserve System issued a notice of proposed rulemaking in regards to Trust Preferred Securities and the definition of capital. In general, the Board of Governors proposed to allow the continued inclusion of outstanding and prospective issuances of Trust Preferred Securities in Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The quantitative limits would become effective after a three year transition period. As of June 30, 2004, we would still exceed the well capitalized threshold under the regulatory framework for prompt corrective action assuming the exclusion of Capital Securities from Tier 1 Capital.

NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENTS

     As part of our interest rate risk management process, we periodically enter into interest rate derivative contracts. These derivative interest rate contracts may include interest rate swaps, caps, and floors and are used to modify the repricing characteristics of specific assets and liabilities. We did not enter into or maintain interest rate caps/floors and collars as part of our risk management strategy during the period presented.

The following table details the interest rate swaps and the associated hedged liabilities outstanding as of June 30, 2004:

Maturity		Notional	Swap Fixed	Swap Variable
(dollars in thousands)	Hedged Liability	Amounts	Interest Rates	Interest Rates
Pay Fixed Swaps
2005	Repurchase Agreements	$100,000	4.24%-4.26%	1.17%
2008	Repurchase Agreements	75,000	6.14	1.18

		$175,000

Pay Floating Swaps
2007	5.00% Subordinated Debt	$150,000	5.00%	1.25%
2012	5.875% Subordinated Debt	350,000	5.875	1.25
2026	8.70% Junior Subordinated Debt	100,000	8.70	1.52
2027	8.00% Junior Subordinated Debt	100,000	8.00	1.52
2028	8.17% Junior Subordinated Debt	45,000	8.17	1.18

		$745,000

     At June 30, 2004, $175 million in pay fixed swaps, designated as cash flow hedges, were outstanding. These agreements change the repricing characteristics of certain term borrowings, requiring us to make periodic fixed rate payments and receive periodic variable rate payments indexed to three-month LIBOR, based on a common notional amount and identical payment and maturity dates. These swaps had original maturities of up to 10 years and, as of the end of the period, had an unrealized loss of $7.4 million, which is recorded as a component of other liabilities (the net of tax balance of $4.2 million is reflected in stockholders’ equity as a component of accumulated other comprehensive loss). The use of pay fixed swaps outstanding increased interest expense by $2.4 million and $8.2 million in the second quarters of 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, these swaps increased interest expense by $5.1 million and $18.5 million, respectively. The decline in swap related interest expense is primarily due to the maturity of $850 million of these interest rate swaps in 2003. In June 2003, an additional $300 million in pay fixed swaps, designated as cash flow hedges maturing in 2004 were cancelled and the underlying borrowings repaid. The cancellation of these swaps resulted in a $6.6 million charge in the second quarter of 2003. Based upon the current interest rate environment, approximately $1.8 million of the after tax loss is expected to be reclassified from accumulated other comprehensive loss during the next twelve months. (See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income Section” for additional Information)

     In June 2003, $350 million in pay floating swaps designated as fair value hedges were used to convert the stated fixed rate on the 5.875% subordinated notes to variable rates indexed to three-month LIBOR. The swap term and payment dates match the related terms of the subordinated notes. In July 2003, $150 million in pay floating swaps designated as fair value hedges were used to convert the stated fixed rate on the 5% subordinated notes to variable rates indexed to three-month LIBOR. The swap term is for five years, matching the period of time the subordinated notes pay a fixed rate. Beginning in the sixth year, we have the right to redeem the fixed rate/floating rate notes at par plus accrued interest or the interest rate converts to a spread over three month LIBOR. At June 30, 2004, the negative fair value adjustment of $36.5 million (unrealized loss) on the swap agreements hedging $500 million of subordinated notes is reflected as a component of other liabilities. The carrying amount of the $500 million in subordinated notes was decreased by an identical amount. These swaps reduced interest expense by $2.7 million and $ .1 million in the second quarters of 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, these swaps reduced interest expense by $5.3 million and $.1 million, respectively. There was no hedge ineffectiveness recorded in the Consolidated Statements of Income on these transactions for any period reported.

     Interest rate swap agreements were used to change the repricing characteristics of $245 million in Junior Subordinated Debt from their stated fixed rates to variable rates indexed to three-month LIBOR. The swaps, designated as fair value hedges, contain payment dates, maturity dates and embedded call options held by the counterparty (exercisable in approximately four years), which are identical to the terms and call provisions contained in the Junior Subordinated Debt. At June 30, 2004, the positive fair value adjustment on the swap agreements hedging $200 million of Junior Subordinated Debt was an unrealized gain totaling $12.5 million and is reflected as a component of other assets. The carrying amount of the $200 million in Junior Subordinated Debt was increased by an identical amount. The negative fair value adjustment on the swap agreements hedging $45 million of Junior Subordinated Debt was an unrealized loss totaling $3.3 million and is reflected as a component of other liabilities. The carrying amount of the $45 million in Junior Subordinated Debt was decreased by an identical amount. These swaps reduced interest expense by $3.4 million and $2.9 million in the second quarters of 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003; these swaps reduced interest expense by $6.7 million and $5.6 million, respectively. There was no hedge ineffectiveness recorded in the Consolidated Statements of Income from these transactions for any period reported. As previously mentioned, these swaps were re-designated from Capital Securities to the Junior Subordinated Debt due to the adoption of FIN 46R. All prior periods have been adjusted to reflect the re-designation.

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

NOTE 10 — OTHER COMMITMENTS AND CONTINGENT LIABILITIES

Credit Related Commitments

     We extend traditional off-balance sheet financial products to meet the financing needs of our customers. They include commitments to extend credit and letters of credit. Funded commitments are reflected on the consolidated balance sheet.

     Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually have fixed expiration dates or other termination clauses and may require the payment of a fee. Total commitments outstanding do not necessarily represent future cash flow requirements, since many commitments expire without being funded.

     Management evaluates each customer’s creditworthiness prior to issuing these commitments and may also require certain collateral upon the extension of credit based on management’s credit evaluation. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing properties. Fixed rate commitments are subject to interest rate risk based on changes in prevailing rates during the commitment period. We are subject to credit risk in the event that the commitments are drawn upon and the customer is unable to repay the obligation.

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

     The following table presents total commitments and letters of credit outstanding at June 30, 2004:

(in thousands)
Commitments to Extend Credit	$2,416,567
Standby letters of credit (1)	251,687
Commercial letters of credit	21,539

(1) Standby letters of credit are considered guarantees in accordance with the criteria specified by FIN 45. Standby letters of credit are reflected in other liabilities in the accompanying consolidated balance sheet at their estimated fair value of $1.3 million as of June 30, 2004. The fair value of these instruments is recognized in income over the initial term of the guarantee.

NOTE 11 - RETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS

The following table sets forth the components of net periodic benefit costs are as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
			Post-Retirement				Post-Retirement
(in thousands)	Pension Benefits		Benefits		Pension Benefits		Benefits
Components of Net Periodic Benefit Cost:
Service Cost	$1,222	$875	$183	$144	$2,175	$1,750	$366	$288
Interest Cost	1,605	1,386	374	312	2,995	2,772	701	624
Expected Return on Plan Assets	(2,734)	(1,701)	—	—	(4,549)	(3,402)	—	—
Amortization of Prior Service Cost	(66)	(66)	(20)	(20)	(132)	(132)	(40)	(40)
Amortization of Transition Asset/(Liability)	(107)	(107)	73	73	(214)	(214)	146	146
Recognized Actuarial Loss	258	212	81	59	516	424	162	118

Net Periodic Benefit Cost	$178	$599	$691	$568	$791	$1,198	$1,335	$1,136

We do not expect to make a contribution to the pension plan during 2004, but we do expect to make a $1.2 million contribution to the post-retirement plan during 2004.

NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS

Consolidation of Variable Interest Entities

As described in Note 1, effective January 1, 2004, we were required to adopt the accounting provisions of FIN 46R and deconsolidate our Wholly-Owned Statutory Business Trusts previously formed to issue Capital Securities (or “Trust Preferred Securities”). This deconsolidation resulted in the re-characterization of the underlying consolidated debt obligation from the Capital Securities and the related equity investments to Junior Subordinated Debt obligations that exist between the Company and the three wholly-owned trust entities that issued the securities. The adoption of FIN 46R had no effect on net income, stockholders’ equity or regulatory capital.

     In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include Trust Preferred Securities in Tier 1 capital for regulatory capital purposes until further notice. On May 6, 2004, the Board of Governors of the Federal Reserve System issued a notice of proposed rulemaking in regards to Trust

Preferred Securities and the definition of capital. In general, the Board of Governors proposed to allow the continued inclusion of outstanding and prospective issuances of Trust Preferred Securities in Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The quantitative limits would become effective after a three year transition period (As of June 30, 2004, assuming we no longer included the Capital Securities issued by North Fork Capital Trust I, North Fork Capital Trust II, and Reliance Capital Trust I in Tier 1 capital; we would still exceed the well capitalized threshold under the regulatory framework for prompt corrective action. (See “Note 8 — Junior Subordinated Debt” for additional information).

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

Application of Accounting Principles to Loan Commitments

In March 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. SAB 105 indicates that the expected future cash flows related to the associated servicing of the loan and any other internally-developed intangible assets should not be considered when recognizing a loan commitment at inception or through its life. SAB 105 also discusses disclosure requirements for loan commitments and is effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. Currently, loan commitments that we would be required to account for as derivative instruments under SAB 105 are not significant.

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

     Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, expected or anticipated revenues, results of operations and our business, with respect to:

•	projections of revenues, income, earnings per share, capital expenditures, assets, liabilities, dividends, capital structure, or other financial items;

•	statements regarding the adequacy of the allowance for loan losses or other reserves;

•	descriptions of plans or objectives of management for future operations, products, or services, including the completed and pending acquisitions;

•	costs or difficulties related to the integration of the business of GreenPoint Financial Corp. (“GreenPoint”) may be greater than expected;

•	expected cost savings and revenue enhancements from the completed and pending acquisitions may not be fully realized or realized within the expected time frame;

•	forecasts of future economic performance; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

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

Financial Summary

Overview

Selected financial highlights for the three and six months ended June 30, 2004 and 2003 are set forth in the table below. The periods ended June 30, 2004 include the operating results of TCNJ from May 14, 2004. The succeeding discussion and analysis describes the changes in components of operating results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except ratios & per share amounts)	2004	2003	2004	2003
Earnings:
Net Income	$108,999	$96,113	$211,518	$199,652

Per Share:
Earnings Per Share — Basic	$.69	$.63	$1.38	$1.30
Earnings Per Share — Diluted	.68	.62	1.36	1.29
Cash Dividends	.30	.27	.60	.54
Dividend Payout Ratio	47%	44%	46%	42%
Book Value	$13.43	$10.06	$13.43	$10.06
Tangible Book Value	$7.31	$7.34	$7.31	$7.34
Average Equivalent Shares — Basic	157,989	152,911	153,156	153,417
Average Equivalent Shares — Diluted	160,316	154,451	155,737	154,961
Selected Ratios:
Return on Average Total Assets	1.78%	1.73%	1.86%	1.83%
Return on Average Tangible Assets (2)	1.86	1.77	1.93	1.88
Return on Average Stockholders’ Equity	22.92	24.42	24.56	25.75
Return on Average Tangible Stockholders’ Equity (2)	38.23	33.63	37.49	35.56
Yield on Interest Earning Assets (1)	5.49	5.60	5.53	5.86
Cost of Funds	1.61	1.97	1.61	2.06
Net Interest Margin (1)	4.26	4.00	4.30	4.18
Efficiency Ratio (3)	35.56	34.84	35.49	33.70

(1)	Presented on a tax equivalent basis.

(2)	Return on average tangible assets and return on average tangible stockholders’ equity which represent non GAAP measures are computed, on an annualized basis as follows:

- Return on average tangible assets is computed by dividing net income, as reported plus amortization of identifiable intangible assets, net of taxes by average total assets less average goodwill and average identifiable intangible assets. (See detailed schedule on exhibit 99.1)

-Return on average tangible stockholders’ equity is computed by dividing net income, as reported plus amortization of identifiable intangible assets, net of taxes by average total stockholders’ equity less average goodwill and average identifiable intangible assets. (See detailed schedule on exhibit 99.1)

(3)	The efficiency ratio is used by the financial services industry to measure an organization’s operating efficiency. The efficiency is defined as the ratio of non-interest expense net of debt restructuring costs, amortization of identifiable intangibles, other real estate related expenses and other non-recurring charges, to the total of net interest income on a tax equivalent basis and other non-interest income, of securities gains, facilities gains and other non-recurring items.

Highlights for the second quarter ended June 30, 2004 include:

•	A 13% increase in net income and a 10% increase in diluted earnings per share when compared to the comparable prior year period.

•	Annualized demand deposit and total deposit growth (excluding TCNJ) of 37% and 18%, respectively.

•	Annualized loan growth (excluding TCNJ) of 20%.

•	A net interest margin of 4.26% as compared to 4.00% in the comparable prior year period.

•	Successfully closed and integrated TCNJ.

•	Hired an experienced team of commercial bankers for the New Jersey market and established an asset based lending/structured finance business through the addition of a seasoned management team.

•	Received all regulatory approvals for GreenPoint acquisition. Special shareholder meeting dates to approve the transaction have been established.

•	Declaration of a regular quarterly cash dividend of $.30 per common share.

Net Income

Net income for the second quarter was $109.0 million or diluted earnings per share of $.68 compared to $96.1 million or $.62 diluted earnings per share in the second quarter of 2003. Returns on average equity and assets during the second quarter of 2004 were 22.9% and 1.8%, respectively, compared to 24.4% and 1.7% a year ago.

Net income for the six months ended June 30, 2004 was $211.5 million, or diluted earnings per share of $1.36 as compared to $199.7 million or diluted earnings per share of $1.29 for the same period of 2003. Return on average stockholders’ equity and average total assets were 24.6% and 1.9%, respectively, during the six months ended June 30, 2004, as compared to 25.8% and 1.8%, respectively, for the comparable prior year period.

Net Interest Income

Net interest income is the difference between interest income earned on assets, such as loans and securities and interest expense incurred on liabilities, such as deposits and borrowings. Net interest income constituted 87% of total revenue (defined as net interest income plus non-interest income) for the current period. Net interest income is affected by the level and composition of assets, liabilities and equity, as well as the general level of interest rates and changes in interest rates.

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

The following table presents an analysis of net interest income (on a tax equivalent basis) by each major category of interest earning assets and interest-bearing liabilities for the three months ended June 30,:

	2004			2003
	Average		Average	Average		Average
(dollars in thousands )	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Securities (1)	$8,625,227	$96,907	4.52%	$8,935,413	$92,382	4.15%
Loans (2)	13,934,465	213,416	6.16	11,696,983	196,220	6.73
Money Market Investments	219,728	481	.88	37,132	143	1.54

Total Interest Earning Assets	22,779,420	310,804	5.49%	20,669,528	288,745	5.60%

Non Interest Earning Assets:
Cash and Due from Banks	715,814			415,732
Other Assets (1)	1,121,796			1,231,544

Total Assets	$24,617,030			$22,316,804

Interest Bearing Liabilities:
Savings, NOW & Money Market Deposits	$10,067,881	$19,108	.76%	$7,250,200	$14,476	.80%
Time Deposits	3,323,884	12,311	1.49	3,023,237	14,220	1.89

Total Savings and Time Deposits	13,391,765	31,419	.94	10,273,437	28,696	1.12

Federal Funds Purchased & Securities Sold Under Agreements to Repurchase	2,179,640	19,035	3.51	4,312,648	27,640	2.57
Federal Home Loan Bank Advances	1,002,748	12,273	4.92	1,447,802	16,719	4.63
Subordinated Debt (4)	488,413	4,599	3.79	499,174	7,120	5.72
Junior Subordinated Debt (4)	273,945	1,953	2.87	276,676	2,451	3.55

Total Borrowings	3,944,746	37,860	3.86	6,536,300	53,930	3.31

Total Interest Bearing Liabilities	17,336,511	69,279	1.61	16,809,737	82,626	1.97

Interest Rate Spread			3.88%			3.63%
Non-Interest Bearing Liabilities:
Demand Deposits	$4,825,135			$3,550,810
Other Liabilities	542,624			377,551

Total Liabilities	22,704,270			20,738,098

Stockholders’ Equity	1,912,760			1,578,706

Total Liabilities and Stockholders’ Equity	$24,617,030			$22,316,804

Net Interest Income and Net Interest Margin (3)		241,525	4.26%		206,119	4.00%
Less: Tax Equivalent Adjustment		(7,430)			(6,247)

Net Interest Income		$234,095			$199,872

(1)	Unrealized gains/(losses) on available-for-sale securities are included in other assets.

(2)	For purposes of these computations, non-accrual loans are included in average loans.

(3)	Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investments in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after-tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.77, $1.67, $1.55, $1.17, and $1.10 for the three months ended June 30, 2004; and $1.77, $1.65, $1.55, $1.23, and $1.15 for the three months ended June 30, 2003.

(4)	For purposes of these computations, the fair value adjustments from hedging activities are included in the average balance of the related hedged item and the impact of the hedge is included in interest expense.

The following table presents an analysis of net interest income (on a tax equivalent basis) by each major category of interest earning assets and interest-bearing liabilities for the six months ended June 30,:

	2004			2003
	Average		Average	Average		Average
(dollars in thousands )	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Securities (1)	$7,913,102	$175,870	4.47%	$8,761,537	$197,631	4.55%
Loans (2)	13,204,601	408,030	6.21	11,548,068	393,489	6.87
Money Market Investments	150,614	722	.96	47,659	397	1.68

Total Interest Earning Assets	21,268,317	584,622	5.53%	20,357,264	591,517	5.86%

Non Interest Earning Assets:
Cash and Due from Banks	624,608			415,797
Other Assets (1)	936,263			1,214,918

Total Assets	$22,829,188			$21,987,979

Interest Bearing Liabilities:
Savings, NOW & Money Market Deposits	$9,291,543	$34,119	.74%	$7,036,196	$29,236	.84%
Time Deposits	3,059,124	23,047	1.52	3,074,038	29,376	1.93

Total Savings and Time Deposits	12,350,667	57,166	.93	10,110,234	58,612	1.17

Federal Funds Purchased & Securities Sold Under Agreements to Repurchase	2,077,547	35,316	3.42	4,241,147	56,298	2.68
Federal Home Loan Bank Advances	1,026,374	24,595	4.82	1,498,619	35,676	4.80
Subordinated Debt (4)	482,527	9,144	3.81	499,163	14,345	5.80
Junior Subordinated Debt (4)	270,501	3,892	2.89	276,668	4,961	3.62

Total Borrowings	3,856,949	72,947	3.80	6,515,597	111,280	3.44

Total Interest Bearing Liabilities	16,207,616	130,113	1.61	16,625,831	169,892	2.06

Interest Rate Spread			3.92%			3.80%
Non-Interest Bearing Liabilities
Demand Deposits	$4,451,326			$3,416,613
Other Liabilities	438,293			381,780
Total Liabilities	21,097,235			20,424,224

Stockholders’ Equity	1,731,953			1,563,755

Total Liabilities and Stockholders’ Equity	$22,829,188			$21,987,979

Net Interest Income and Net Interest Margin (3)		454,509	4.30%		421,625	4.18%
Less: Tax Equivalent Adjustment		(13,585)			(12,303)

Net Interest Income		$440,924			$409,322

(1)	Unrealized gains/(losses) on available-for-sale securities are included in other assets.

(2)	For purposes of these computations, non-accrual loans are included in average loans.

(3)	Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investments in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after-tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.77, $1.67, $1.55, $1.17, and $1.13 for the six months ended June 30, 2004; and $1.77, $1.65, $1.55, $1.23, and $1.10 for the six months ended June 30, 2003.

(4)	For purposes of these computations, the fair value adjustments from hedging activities are included in the average balance of the related hedged item and the impact of the hedge is included in interest expense.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2004 vs. 2003
	Change In
	Average	Average	Net Interest	Average	Average	Net Interest
(in thousands)	Volume	Rate	Income	Volume	Rate	Income
Interest Income from Earning Assets:
Securities	($2,267)	$6,792	$4,525	($17,611)	($4,150)	($21,761)
Loans	34,866	(17,670)	17,196	54,009	(39,468)	14,541
Money Market Investments	423	(85)	338	555	(230)	325

Total Interest Income	33,022	(10,963)	22,059	36,953	(43,848)	(6,895)

Interest Expense on Liabilities:
Savings, NOW & Money Market Deposits	$5,341	($709)	$4,632	$8,642	($3,759)	$4,883
Time Deposits	1,276	(3,185)	(1,909)	(163)	(6,166)	(6,329)
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	(16,132)	7,526	(8,606)	(33,386)	12,404	(20,982)
Federal Home Loan Bank Advances	(4,040)	(405)	(4,446)	(9,833)	(1,248)	(11,081)
Subordinated Debt	(151)	(2,370)	(2,521)	(461)	(4,740)	(5,201)
Junior Subordinated Debt	(24)	(474)	(498)	(107)	(962)	(1,069)

Total Interest Expense	(13,730)	383	(13,347)	(35,308)	(4,471)	(39,779)

Net Change in Net Interest Income	$46,752	($11,346)	$35,406	$72,261	($39,377)	$32,884

The following table summarizes the net interest margin components over the last several quarters. Factors contributing to the net interest margin are outlined in the succeeding discussion and analysis.

	2004			2003
	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
Interest Earning Assets:
Securities	4.52%	4.40%	4.29%	3.84%	4.15%
Loans	6.16	6.27	6.47	6.62	6.73
Money Market Investments	.88	1.19	.93	1.34	1.54

Total Interest Earning Assets	5.49%	5.57%	5.64%	5.56%	5.60%

Interest Bearing Liabilities:
Total Savings and Time Deposits	.94%	.92%	.95%	1.01%	1.12%
Total Borrowings	3.86	3.74	3.72	3.30	3.31

Total Interest Bearing Liabilities	1.61%	1.62%	1.66%	1.67%	1.97%

Interest Rate Spread	3.88%	3.95%	3.98%	3.89%	3.63%
Net Interest Margin	4.26	4.33	4.39	4.23	4.00

     During the current quarter, net interest income increased $34.2 million from the second quarter of 2003 and the net interest margin improved 26 basis points from 4.00% to 4.26%. During the six months ended June 30, 2004, net interest income also increased $31.6 million from the prior year period and the net interest margin increased 12 basis points from 4.18% to 4.30%. These improvements during the current quarter were primarily due to: (a) significant growth (excluding TCNJ) in higher yielding assets, principally loans funded with core deposits, especially demand deposits; (b) the mid-quarter acquisition of TCNJ; (c) a reduction in higher cost wholesale funding due to our deposit growth and our successful capital management strategy in June 2003; and (d) an increase in securities yields due to a slow down in prepayment activity.

     Our consolidated net interest income and results of operations reflect TCNJ subsequent to May 14, 2004. TCNJ had $4.1 billion in total assets, $1.4 billion in securities, $2.2 billion in net loans, $3.2 billion in deposits, and $.7 billion in borrowings which were recorded on our consolidated balance sheet at fair value (See “Condensed Notes to the Consolidated Financial Statements - Note 2 -Business Combinations” for additional information).

     As previously reported, in June of 2003, we repositioned our balance sheet in order to improve our net interest margin and strengthen our interest rate profile. The repositioning included reducing our securities portfolio, decreasing our short-term borrowings, restructuring longer term borrowings and related swaps and converting certain fixed rate borrowings to variable rates.

     Interest income in the second quarter of 2004 increased $20.9 million to $303.4 million compared to $282.5 million in 2003. During this same period, the yield on average interest earning assets declined 11 basis points from 5.60% to 5.49%.

     Loans averaged $13.9 billion in the current quarter representing a $2.2 billion increase or 19% when compared to 2003, while yields declined 57 basis points to 6.16%. During the six months ended June 30, 2004, loans averaged $13.2 billion or an increase of $1.7 billion from 2003 while yields declined 66 basis points to 6.21%. This yield compression partially offset the positive effects of higher average loan balances. Factors contributing to the overall decline in yields include new originations and refinancing activity occurring at lower market rates. While we have experienced loan growth in all categories, it has been concentrated in higher yielding commercial loans and commercial mortgages which also contributed to core commercial deposit growth. As of June 30, 2004, the loans-to-deposits ratio was 78%, demonstrating that sufficient liquidity exists to fund further loan growth with deposits. Loan growth, excluding the completed and pending acquisitions, for the remainder of 2004 will approximate prior year’s experience.

     Securities averaged $8.6 billion in the second quarter of 2004 representing a $310 million or 3.5% decrease when compared to 2003, while yields increased 37 basis points to 4.52%. During the six months ended June 30, 2004, securities averaged $7.9 billion or a decrease of $848 million from 2003 while yields declined 8 basis points to 4.47%. Average securities declined, despite the acquisition of TCNJ, as a direct result of our June 2003 balance sheet repositioning strategy. Portfolio yields and interest income were positively impacted during the current quarter by an increase in interest rates which resulted in reduced prepayment activity as compared to the first quarter of 2003. Yields and income were negatively impacted during 2003 by increased prepayment activity, which shortened our security portfolio’s anticipated lives and accelerated premium amortization. Net premium amortization affected security yields by 31 basis points during the current quarter when compared to 140 basis points in the comparable quarter of 2003. As market interest rates continue to rise in the future, prepayment activity should continue to decline, extending the anticipated lives of mortgage backed securities and reducing related premium amortization. These factors continue to have a positive effect on securities portfolio yields.

     Average interest bearing liabilities increased $527 million to $17.3 billion, while overall funding costs declined 36 basis points to 1.61%. During the six months ended June 30, 2004, average interest bearing liabilities decreased $418 million to $16.2 billion, while overall funding costs declined 45 basis points to 1.61%. The negative effects of lower interest earning asset yields were offset by an increase in higher yielding loan balances and a decrease in our cost of funds, a direct result of the replacement of short-term borrowings with lower costing core deposits.

     Average demand deposits grew $1.3 billion or 36% to $4.8 billion during the second quarter of 2004 and positively impacted our net interest margin. Total demand deposits contributed 75 basis points to our net interest margin this quarter compared to 45 basis points in the same period of 2003. At period end, demand deposits represented 27% of total deposits. Average Savings, NOW and Money Market deposits increased $2.8 billion or 39% to $10.1 billion, while the corresponding cost of funds declined 4 basis points to .76%. Core deposits (defined as Demand, Savings, NOW and Money Market deposits) have traditionally provided us with a low cost funding source, which benefits our net interest margin and income. The benefits of growing core deposits have been moderated by the sustained low interest rate environment. However, these deposits enhance the value of our franchise and should mitigate the potential effects rising interest rates may have on our net interest income and the margin. Average time deposits increased $301 million, while their related cost decreased 40 basis points from the prior year quarter. We believe that certain time deposit customers are only attracted by rate and not customer service. We do not actively compete in our market for these time deposits since their average cost is significantly higher than our average core deposit costs.

     Average total borrowings declined $2.6 billion to $3.9 billion in the second quarter 2004 compared to 2003, while the related cost of funds increased 55 basis points to 3.86%. Average borrowings represented 23% of total interest bearing liabilities as compared to 39% during the second quarter of 2003. During the six months ended June 30, 2004, average total borrowings declined $2.7 billion from the prior year period to $3.9 billion, while overall funding costs increased 36 basis points to 3.80%. The decline in average borrowings is a direct result of our June 2003 balance sheet repositioning strategy and the growth in core deposits. The cost of funds increased due to the repayment of short term borrowings related with our repositioning. At June 30, 2004, collateralized borrowings (repurchase agreements and FHLB advances) maturing or repricing in less than one year totaled $.8 billion and had a weighted average cost of 2.45%. Collateralized borrowings with a weighted average maturity of 3.2 years totaled $2.2 billion and had a weighted average cost of 4.74%. In prior years, certain collateralized borrowings were extended and their costs fixed through the use of interest rate swaps, which increased interest expense by approximately $2.4 million and $8.2 million for the second quarters of 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, these swaps increased interest expense by $5.1 million and $18.5 million, respectively. The decline in swap related interest expense is primarily due to the maturity of $850 million of these interest rate swaps in June 2003. (See “Condensed Notes to the Consolidated Financial Statements — Note 9 — Derivative Financial Instruments” for additional information).

     During the latter part of 2003, we used interest rate swaps to convert $500 million of Subordinated Debt from fixed to floating indexed to three-month LIBOR. For the three and six months ended June 30, 2004, these swaps decreased interest expense by approximately $2.7 million and $5.3 million, respectively. For the three and six months ended June 30, 2003, these swaps decreased interest expense by approximately $.1 million. Interest rate swaps were also used to convert $245 million in Junior Subordinated Debt from fixed to floating indexed to three-month LIBOR. For the three and six months ended June 30, 2004, these swaps decreased interest expense by approximately $3.4 million and $6.7 million, respectively. For the three and six months ended June 30, 2003, these swaps decreased interest expense by approximately $2.9 million and $5.6 million, respectively (See “Condensed Notes to the Consolidated Financial Statements — Note 9 — Derivative Financial Instruments” for additional information).

Provision and Allowance for Loan Losses

     The provision for loan losses totaled $6.5 million for the second quarter of 2004, unchanged when compared to the same period in 2003. As of June 30, 2004, the ratio of the allowance for loan losses to non-performing loans was 873% and the allowance for loans losses to total loans was .90%. Net charge-offs, as an annualized percentage of average loans, was 9 basis points in the second quarter of 2004. TCNJ’s allowance for loan loss totaled $10.3 million at May 14, 2004. The provision and allowance for loan losses are consistent with the overall growth in the loan portfolio and our provisioning policy. (See “ Condensed Notes to the Consolidated Financial Statements Note-1 - Summary of Significant Accounting Policies — Critical Accounting Estimates” for additional information).

Non-Interest Income

     Non-Interest income decreased $12.3 million or 26% to $35.2 million in the second quarter of 2004 compared to $47.5 million in 2003. In the second quarter of 2003, we recognized an $11.0 million net gain on the sale of three facilities and $3.7 million in securities gains. Customer related fees and service charges grew $3.0 million or 14% to $23.4 million resulting from continued growth in core deposits (primarily demand deposits), expansion of both our retail and commercial customer base, the acquisition of TCNJ and a broadened use of fee based services. Growth in other income was partially offset by a $1.9 million decline in mortgage banking income reflecting decreased origination, refinancing and sales activity from record highs during 2003. Securities losses recognized during the second quarter of 2004 were $.5 million as compared to securities gains of $3.7 million in prior year period. Gains recognized during 2003 were derived primarily from the sale of certain corporate debt and equity securities.

Non-Interest Expense

     Non-interest expense increased $3.2 million or 3.3% to $98.4 million in the second quarter of 2004 compared to $95.2 million for the second quarter of 2003. During June 2003, we recognized $12.0 million in debt restructuring costs from the cancellation of $300 million of variable rate term borrowings and their underlying pay fixed swaps and $200 million of fixed rate term borrowings. Contributing to the increase in non-interest expense was an additional $6.1 million in employee compensation and benefits, $3.7 million in occupancy and equipment costs and $4.3 million in other operating expenses. Employee compensation and benefits rose 13% due to the acquisition of TCNJ, the hiring of additional employees to support new business initiatives, including de novo branches, annual merit increases, increased health insurance and pension costs and growth in incentive based compensation linked to deposit and fee income generation. Total incentive based compensation represented approximately 25% of total employee compensation and benefits during the period. Increases in occupancy and equipment costs are due to the increase in the number of branches from the TCNJ merger, the opening of new branches, investments in existing facilities, technology upgrades, the implementation of new business initiatives and support systems. We have made, and will continue to make, significant capital investments in technology and delivery channels to provide our customers with a wide array of easy to use and competitively priced products and services. For the six months ended June 30, 2004, we have invested approximately $17.0 million in facilities and $12.2 million in technology and equipment. Other operating expenses increased due to the acquisition of TCNJ and, to a lesser extent, other customer related programs and expenses. The increase in amortization of identifiable intangibles is due to the core deposit intangible associated with the TCNJ acquisition.

     The efficiency ratio, representing the ratio of non-interest expense excluding amortization of identifiable intangible assets to net interest income on a tax equivalent basis and non-interest income, excluding securities gains, was 35.6% and 35.5% for the three and six months ended June 30, 2004, respectively. This ratio will be impacted in the near term due to the hiring of several key lenders and the timing between closing the GreenPoint transaction and merging GreenPoint Bank with North Fork Bank.

Income Taxes

     Our effective tax rate for both the three and six months ended June 30, 2004 was 33.7%, as compared to 34% for the three and six months ended June 30, 2003. We anticipate that the effective tax rate for the full year of 2004 will approximate the current quarter’s level.

Financial Condition

Loan Portfolio

     At June 30, 2004, loans were $15.4 billion, an increase of $2.7 billion, including $2.1 billion of loans from TCNJ. Our organic quarterly loan growth (excluding TCNJ) was $638 million, an annualized growth rate of 20%. Commercial loan growth, excluding TCNJ was $244 million in the quarter, an annualized loan growth of 19%. On a linked quarter basis, we have experienced organic loan growth in all loan categories. The following table presents our organic loan growth excluding TCNJ for the second quarter of 2004 and the loans acquired from TCNJ (at fair value).

	Actual	NFB	TCNJ	NFB
(in thousands)	June 30, 2004	Quarterly Growth	May 14, 2004	March 31, 2004
Multi-Family Mortgages	$3,824,615	$166,362	$183	$3,658,070
Commercial Mortgages	3,536,517	85,458	614,625	2,836,434
Residential Mortgages	3,329,949	144,098	679,535	2,506,316
Commercial	2,529,253	158,684	122,284	2,248,285
Consumer	1,751,240	49,096	588,162	1,113,982
Construction & Land	453,922	34,741	92,478	326,703

Total	$15,425,496	$638,439	$2,097,267	$12,689,790

     Loans grew $3.5 billion or 30% to $15.4 billion for the quarter ended June 30, 2004, compared to $11.9 billion at June 30, 2003. The growth achieved during the period has resulted from continued strong loan demand despite slow paced growth in the local economy and the recent acquisition of TCNJ. The commercial and commercial mortgage portfolios, which increased $1.7 billion or 39%, have benefited from our expanded presence in the New York City market, our small business lending initiatives, robust equipment and lease financing activity and the acquisition of TCNJ. We focus on these higher yielding and interest rate sensitive loans that also generate core deposit relationships. Although we have experienced multi-family loan growth, these positive developments continue to be tempered by our decision not to compete with the more liberal underwriting terms and rate structures offered by certain competitors. Residential loans increased as we portfolio more adjustable rate mortgages which have become more attractive to borrowers in a rising interest rate environment. However, this growth has been tempered as the majority of fixed rate originations during 2003 and first quarter 2004 were sold into the secondary market, generating additional mortgage banking income. Consumer loans have benefited from the expansion of the geographic footprint of our automobile financing activities. Loan growth, excluding the completed and pending acquisitions, for the remainder of 2004 will approximate prior year’s experience. (See “Condensed Notes to the Consolidated Financial Statements — Note — 4 -Loans” for additional information)

     Presently, We extend loans almost exclusively within the New York Metropolitan area, and do not participate in nationally syndicated loan arrangements. Mortgage loans are secured by real estate in the New York Metropolitan area. The segments of the real estate portfolio are diversified in terms of risk and repayment sources. The underlying collateral includes multi-family apartment buildings, residential 1 — 4 family homes and owner occupied/non-owner occupied commercial properties. The risks inherent in these portfolios are dependent on both regional and general economic stability, which affect property values, and our borrowers’ financial well being and creditworthiness.

     The risk inherent in the mortgage portfolio is managed by prudent underwriting standards and diversification in loan collateral type and location. Multi-family mortgages, collateralized by various types of apartment complexes located in the New York Metropolitan area, are largely dependent on sufficient rental income to cover operating expenses. They may be affected by rent control or rent stabilization regulations, which could impact future cash flows of the property. Most multi-family mortgages do not fully amortize; therefore, the principal outstanding is not significantly reduced prior to contractual maturity. Residential mortgages represent first liens on owner occupied 1 — 4 family residences located primarily in our market area. Commercial mortgages are secured by professional office buildings, retail stores, shopping centers and industrial developments.

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

     In order to expand our commercial banking penetration in New Jersey and leverage our TCNJ acquisition, we hired an experienced team of approximately 30 senior lenders and support personnel to lead our New Jersey business initiatives. We believe this team, coupled with our wide array of commercial lending and retail products, will accelerate our growth in the New Jersey market. Additionally, we announced the formation of North Fork Business Capital Corp., an asset based structured finance division serving middle market businesses on a nationwide basis, led by approximately 25 seasoned lenders and support personnel. These two experienced teams of commercial bankers should assist in the generation of quality assets and commercial deposits. Substantially, all these new employees joined us effective July 1, 2004.

Securities Portfolio

     Securities grew $600 million or 7% to $8.9 billion for the quarter ended June 30, 2004, compared to $8.3 billion at June 30, 2003. The growth achieved during the period was due to $1.4 billion in securities acquired from TCNJ, of which approximately $500 million were subsequently sold during the quarter. At June 30, 2004, Mortgage Backed Securities (“MBS”) represented 80% of total securities, providing continuous sources of cash flow that are affected by changes in interest rates. MBS’s represent pass-through certificates guaranteed by GNMA, FHLMC or FNMA and collateralized mortgage-backed obligations (“CMO’s”) backed by government agency pass-through certificates or whole loans. CMO’s, by virtue of the underlying collateral or structure, are AAA rated and conservative current pay sequentials or PAC structures. (See “Condensed Notes to the Consolidated Financial Statements — Note — 3 -Securities” for additional information)

     Our strategy for managing the current MBS portfolio is to maintain a short weighted average life and duration. This short average life provides us with cash flows to proactively manage as market conditions change. Cash flows may be reinvested in securities at current market rates, utilized to pay off short term borrowings, and/or fund loan growth. The weighted average life and duration of the MBS portfolio was 4.3 and 3.6 years, respectively at June 30, 2004.

     The yield and fair value of securities, specifically the MBS portfolio, are impacted by changes in market interest rates and related prepayment activity. Given our current portfolio composition, related prepayment activity should decrease in a rising interest rate environment, extending the portfolio’s weighted average life. Accordingly, net premiums on the portfolio would be amortized into income over a longer period of time, generating increased MBS portfolio yields and net interest income. Conversely, the opposite would occur in a declining interest rate environment. At June 30, 2004, net premiums total $35 million and represented approximately .5% of the outstanding balance of MBS’s.

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

     When purchasing securities, we consider the overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing the securities portfolio, we may sell available-for-sale securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, and/or following the completion of a business combination.

Deposits

     Total deposits increased $5.4 billion or 37% to $19.8 billion at June 30, 2004, compared to June 30, 2003, due to the acquisition of TCNJ, which contributed $3.2 billion and our continued efforts on growing core deposits (demand, savings, NOW and money market deposits). (See “Condensed Notes to the Consolidated Financial Statements — Note — 2 — Business Combinations” for additional information)

     The following table presents our organic deposit growth excluding TCNJ for the second quarter of 2004 and the deposits acquired from TCNJ (at fair value).

		NFB
	Actual	Quarterly	TCNJ	NFB
(in thousands)	June 30, 2004	Growth	May 14, 2004	March 31, 2004
Demand	$5,259,052	$386,763	$638,763	$4,233,526
Savings	4,494,251	96,375	551,039	3,846,837
NOW & Money Market	6,321,943	515,059	680,001	5,126,883
Time	2,300,540	(96,452)	653,313	1,743,679
Certificates of Deposit, $100,000 & Over	1,460,671	(179,178)	647,286	992,563

Total Deposits	$19,836,457	$722,567	$3,170,402	$15,943,488

     We do not actively compete for higher costing time deposits as we believe that customers seeking these products are only attracted by rate and not customer service. Core deposits, net of TCNJ core deposits of $1.9 billion, increased $2.8 billion or 25% at June 30, 2004, compared to the same period in 2003. The primary factors contributing to core deposit growth include: (i) the continued expansion of our retail branch network, (ii) the ongoing branch upgrade program providing for greater marketplace identity, accessibility and convenience, (iii) commercial loan growth and (iv) incentive based compensation linked to deposit growth.

     Over the past several years, our goal has been to expand in Manhattan where growth has outpaced all other regions. These deposits comprised 21% of total deposits and accounted for 25% of deposit growth over the 12 month period ended June 30, 2004. We believe that this over-consolidated, yet fragmented market provides opportunities to grow our commercial banking business. The following table presents the composition of total deposits, while more specifically highlighting Manhattan and New Jersey (TCNJ acquisition) for the periods ended:

	June 30,	December 31,	June 30,
(in thousands)	2004	2003	2003
Manhattan (28 branches)
Demand	$1,289,993	$1,027,017	$811,565
Interest Bearing	2,831,846	2,267,543	1,950,365

Total	$4,121,839	$3,294,560	$2,761,930

New Jersey (73 branches)
Demand	$610,145	—	—
Interest Bearing	2,271,585	—	—

Total	$2,881,730	—	—

All Other Locations (157 branches)
Demand	$3,358,914	$3,053,117	$2,935,176
Interest Bearing	9,473,974	8,768,438	8,775,188

Total	$12,832,888	$11,821,555	$11,710,364

Total (258 branches)
Demand	$5,259,052	$4,080,134	$3,746,741
Interest Bearing	14,577,405	11,035,981	10,725,553

Total	$19,836,457	$15,116,115	$14,472,294

     Commercial demand deposit balances aggregated $3.5 billion or 66% of total demand deposits as compared to $2.4 billion or 64% of total demand deposits at June 30, 2003. Once again, these advances were fueled by our expanded branch network, especially the Manhattan locations, and our strong commercial loan growth and the TCNJ acquisition. Our expansion strategy coupled with the continued maturity of existing branches and our commercial loan growth should result in continued deposit growth during 2004.

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

     This risk assessment program includes a coordinated approach to the management of liquidity, capital, and interest rate risk. This process is governed by policies and limits established by senior management, which are reviewed at least annually by the Board of Directors. The Asset/Liability Committee of the Board of Directors (“ALCO”) provides guidance for asset/liability activities. ALCO periodically evaluates the impact of changes in market interest rates on interest earning assets and interest bearing liabilities, net interest margin, capital and liquidity, and evaluates management’s strategic plan. The balance sheet structure is primarily short-term with most assets and liabilities repricing or maturing in less than five years. We monitor the sensitivity of net interest income by utilizing a dynamic simulation model complemented by a traditional gap analysis.

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

     The Board has established certain policy limits for the potential volatility of net interest income as projected by the simulation model. Volatility is measured from a base case where rates are assumed to be flat and is expressed as the percentage change, from the base case, in net interest income over a twelve-month period. As of June 30, 2004, we were operating within policy limits.

     The simulation model is kept static with respect to the composition of the balance sheet and, therefore does not reflect our ability to proactively manage in changing market conditions as demonstrated by our June 2003 balance sheet restructuring (See “Management’s Discussion and Analysis — Net Interest Income” for further details). We may choose to extend or shorten the maturities of our funding sources. We may also choose to redirect cash flows into assets with shorter or longer durations or repay borrowings. As part of our overall interest rate risk management strategy, we periodically use derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. This interest rate risk management strategy can involve modifying the repricing characteristics of certain assets and liabilities utilizing interest rate swaps, caps and floors. We did not enter into or maintain interest rate caps/floors and collars as part of our risk management strategy during the periods presented. (See “Condensed Notes to the Consolidated Financial Statements — Note 9 — Derivative Financial Instruments” for additional information).

     The assumptions used are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of interest rate changes, changes in market conditions and interest rate differentials (spreads) between maturity/ repricing categories, prepayments, and any actions we may take to counter such changes. The specific assumptions utilized in the simulation model include:

•	The balance sheet composition remains static.

•	Parallel yield curve shifts for market rates (i.e. treasuries, LIBOR, swaps, etc.) with an assumed floor of 50 basis points.

•	Maintenance of our current asset and liability spreads to market interest rates.

•	Savings and money market deposit rates experience a 40% impact of market interest rate movements after 3 months and have a floor of 15 and 25 basis points, respectively.

•	NOW deposit rates experience a 15% impact of market interest rate movements immediately and have a floor of 10 basis points.

     The following table reflects the estimated change in projected net interest income for the next twelve months assuming a gradual increase or decrease in interest rates over a twelve-month period:

(dollars in millions)	Changes in Net Interest Income
Change in Interest Rates	$ Change	% Change
+ 200 Basis Points	$(6.6)	(0.62)%
+ 100 Basis Points	$(3.3)	(0.31)%
- 100 Basis Points	$(3.6)	(0.34)%
Board Policy Limit	N/A	(10.00)%

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

     The following table reflects the estimated change in the market value of equity assuming an immediate increase or decrease in interest rates.

(dollars in millions)	Market Value of Equity
Change in Interest Rates	$ Change	% Change
+ 200 Basis Points	$(321.0)	(4.78)%
Flat Interest Rates	—	—
- 200 Basis Points	$(129.0)	(1.92)%
Board Policy Limit	N/A	(40)%

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

     Our primary funding source is dividends from North Fork Bank. There are various federal and state banking laws and guidelines limiting the extent to which a bank subsidiary can finance or otherwise supply funds to its holding company. At June 30, 2004, dividends for North Fork Bank were limited under such guidelines to $665 million. From a regulatory standpoint, North Fork Bank, with its current balance sheet structure, had the ability to dividend approximately $120 million, while still meeting the criteria for designation as a well-capitalized institution under existing regulatory capital guidelines. Additional sources of liquidity for the Company include borrowings, the sale of available-for-sale securities, and funds available through the capital markets.

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

     Our banking subsidiaries currently have the ability to borrow an additional $7.7 billion on a secured basis, utilizing mortgage related loans and securities as collateral. At June 30, 2004, our banking subsidiaries had $1.6 billion in advances and repurchase agreements outstanding with the FHLB.

     We also maintain arrangements with correspondent banks to provide short-term credit for regulatory liquidity requirements. These available lines of credit aggregated $2.0 billion at June 30, 2004.

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

     As of June 30, 2004, the most recent notification from the various regulators categorized the Company and our subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a Total Risk Adjusted Capital Ratio of at least 10%, a Tier 1 Capital Ratio of at least 6%, a Leverage Ratio of at least 5%, and not be subject to any written order, agreement or directive. Since such notification, there are no conditions or events that management believes would change this classification.

     On May 6, 2004, the Board of Governors of the Federal Reserve System issued a notice of proposed rulemaking in regards to Trust Preferred Securities and the definition of capital. In general, the Board of Governors proposed to allow the continued inclusion of outstanding and prospective issuances of Trust Preferred Securities in Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The quantitative limits would become effective after a three year transition period (See “Federal Reserve System 12 CFR Parts 208 and 225” for further details). As of June 30, 2004, we would still exceed the well capitalized threshold under the regulatory framework for prompt corrective action assuming the exclusion of Capital Securities from Tier 1 Capital.

     The following table sets forth our risk-based capital amounts and ratios as of:

	June 30, 2004		June 30, 2003
(dollars in thousands )	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$1,561,021	9.86%	$1,349,440	10.89%
Regulatory Requirement	633,005	4.00%	495,622	4.00%

Excess	$928,016	5.86%	$853,818	6.89%

Total Risk Adjusted Capital	$2,199,075	13.90%	$1,964,643	15.86%
Regulatory Requirement	1,266,009	8.00%	991,244	8.00%

Excess	$933,066	5.90%	$973,399	7.86%

Risk Weighted Assets	$15,825,114		$12,390,553

     Our Leverage Ratio at June 30, 2004 and 2003 was 6.63% and 6.17%, respectively. North Fork Bank’s Tier 1, Total Risk Based and Leverage Ratios were 9.87%, 10.75%, and 6.64%, respectively, at June 30, 2004. Superior Savings of New England’s Tier 1, Total Risk Based and Leverage Ratios were 18.32%, 18.98% and 7.58%, respectively, at June 30, 2004.

     On June 22, 2004, the Board of Directors declared its regular quarterly cash dividend of $.30 per common share. The dividend will be payable on August 16, 2004 to shareholders of record at the close of business on July 30, 2004.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides common stock repurchases made by us or on our behalf during the period:

Total Number of
		Average	Shares Purchased	Maximum Number of
	Total Number of	Price	as Part of Publicly	Shares that May Yet Be
	Shares	Paid Per	Announced	Purchased Under the
Period	Purchased (1)	Share	Program	Program (2)
April 1, 2004 - April 30, 2004	—	n/a	—	2,829,100 Shares
May 1, 2004 - May 31, 2004	—	n/a	—	2,829,100 Shares
June 1, 2004 - June 30, 2004	—	n/a	—	2,829,100 Shares

(1)	We did not repurchase shares of our common stock during the second quarter of 2004, pursuant to the repurchase program (the “Program”) that we publicly announced in June 2003.

(2)	In June 2003, our board of directors approved the repurchase of up to 8 million shares of our common stock, which represented 5% of the shares outstanding at such time. Unless terminated earlier by resolutions of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase under the program.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on April 27, 2004, the stockholders voted on:

1)	The election of 3 directors for a term of three years expiring in 2007.

Name of Director	Shares Voted For	Shares Withheld
James F. Reeve	130,482,720	2,728,207
George H. Rowsom	130,445,245	2,765,762
Dr. Kurt R. Schmeller	129,883,388	3,327,619

2)	Shareholders ratified the selection of KPMG, LLP as the company’s independent auditor for the fiscal year ending December 31, 2004 by 130,141,937 votes for and 1,850,212 votes withheld.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are submitted herewith:

Exhibit Number	Description of Exhibit
(11)	Statement Re: Computation of Net Income Per Common and Common Equivalent Share

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.1)	Supplemental Performance Measurements

(b)	Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the period from April 1, 2004 to the date of the filing of this Report:

•	On July 16, 2004, we filed a Current Report announcing our operating results for the quarter ended June 2004.

•	On June 29, 2004, we filed a Current Report amending the current report on Form 8-K filed on May 27, 2004, to include pro forma financial statement information in connection with The Trust Company of New Jersey.

•	On May 27, 2004, we filed a Current Report announcing that we would file the required financial statements with respect to the acquisition of The Trust Company of New Jersey.

•	On May 17, 2004, we filed a Current Report announcing that we completed the acquisition of The Trust Company of New Jersey.

•	On May 4, 2004, we filed a Current Report on Form 8-K, dated May 4, 2004 announcing that The Trust Company of New Jersey filed its quarterly report on Form 10-Q for the quarter ended March 31, 2004.

•	On April 23, 2004, we filed a Current Report on Form 8-K, dated April 23, 2004 announcing that The Trust Company of New Jersey declared a dividend of $.18 cents per share, payable May 12, 2004 to TCNJ shareholders as of April 30, 2004.

•	On April 15, 2004, we filed a Current Report on Form 8-K, dated April 15, 2004 announcing our operating results for the first quarter ended March 31, 2004.

•	On April 2, 2004, we filed a Current Report on Form 8-K, dated April 2, 2004 announcing that we received regulatory approval from the New York State Banking Department to acquire The Trust Company of New Jersey.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004	North Fork Bancorporation, Inc.

/s/ Daniel M. Healy

Daniel M. Healy
Executive Vice President and
Chief Financial Officer