Form 10-Q
period 2004-09-30
NORTH FORK BANCORPORATION INC
filed 2004-11-09
CIK 352510

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended: September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).(X)Yes (   ) No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF COMMON STOCK	NUMBER OF SHARES OUTSTANDING –11/1/04

$.01 Par Value	313,763,637

North Fork Bancorporation, Inc.

Form 10-Q

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,	September 30,
(in thousands, except per share amounts)	2004	2003	2003
Assets:
Cash & Due from Banks	$456,458	$510,354	$421,845
Money Market Investments	768,580	21,037	259,487
Securities:
Available-for-Sale ($2,149,333 ,$1,911,586 and $1,932,951 pledged at September 30, 2004, December 31, 2003 and September 30, 2003, respectively)	8,648,172	7,136,275	6,817,408
Held-to-Maturity ($27,652, $52,808 and $66,381 pledged at September 30, 2004, December 31, 2003 and September 30, 2003, respectively)	149,103	190,285	210,808

Total Securities	8,797,275	7,326,560	7,028,216

Loans:
Held-for-Sale	2,388	4,074	12,201
Held-for-Investment, Net of Unearned Income & Deferred Costs	15,871,222	12,341,199	12,009,276

Total Loans	15,873,610	12,345,273	12,021,477
Less: Allowance for Loan Losses	138,797	122,733	119,907

Net Loans	15,734,813	12,222,540	11,901,570
Goodwill	1,003,927	410,494	410,494
Identifiable Intangibles	46,452	12,765	13,657
Premises & Equipment	227,280	150,875	144,457
Accrued Income Receivable	111,061	88,722	89,568
Other Assets	356,962	226,027	207,037

Total Assets	$27,502,808	$20,969,374	$20,476,331

Liabilities and Stockholders’ Equity:
Deposits:
Demand	$5,574,161	$4,080,134	$3,943,506
Savings	4,592,746	3,770,683	3,759,923
NOW & Money Market	6,466,290	4,519,476	4,273,197
Time	2,144,693	1,784,408	1,841,826
Certificates of Deposit, $100,000 & Over	1,370,314	961,414	998,786

Total Deposits	20,148,204	15,116,115	14,817,238

Federal Funds Purchased & Securities Sold Under Agreements to Repurchase	2,889,734	2,171,154	1,904,000
Federal Home Loan Bank Advances	850,000	1,050,000	1,050,000
Subordinated Debt	478,835	476,499	481,282
Junior Subordinated Debt	267,360	266,977	272,917
Accrued Expenses & Other Liabilities	405,876	410,140	511,936

Total Liabilities	$25,040,009	$19,490,885	$19,037,373

Stockholders’ Equity:
Preferred Stock, par value $1.00; authorized 10,000,000 shares, unissued	$—	$—	$—
Common Stock, par value $0.01; authorized 500,000,000 shares; issued 193,108,367 Shares at September 30, 2004	1,931	1,746	1,746
Additional Paid in Capital	1,116,841	378,793	372,458
Retained Earnings	1,992,873	1,816,458	1,759,876
Accumulated Other Comprehensive Income/(Loss)	4,806	(2,044)	22,026
Deferred Compensation	(84,073)	(91,789)	(63,290)
Treasury Stock at cost; 20,113,581 Shares at September 30, 2004	(569,579)	(624,675)	(653,858)

Total Stockholders’ Equity	2,462,799	1,478,489	1,438,958

Total Liabilities and Stockholders’ Equity	$27,502,808	$20,969,374	$20,476,331

See accompanying notes to the consolidated financial statements

Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Interest Income:
Loans	$238,656	$198,932	$645,858	$591,679
Mortgage-Backed Securities	79,087	49,695	210,255	202,278
Other Securities	12,175	11,195	33,070	37,031
State & Municipal Obligations	5,225	4,057	16,327	11,836
Money Market Investments	2,186	89	2,856	358

Total Interest Income	337,329	263,968	908,366	843,182

Interest Expense:
Savings, NOW & Money Market Deposits	22,921	14,435	57,040	43,671
Time Deposits	7,907	8,642	21,962	28,114
Certificates of Deposit, $100,000 & Over	5,898	4,400	14,890	14,304
Federal Funds Purchased & Securities Sold Under Agreements to Repurchase	22,173	17,368	57,489	73,666
Federal Home Loan Bank Advances	11,707	12,981	36,302	48,657
Subordinated Debt	5,031	4,636	14,175	18,981
Junior Subordinated Debt	2,217	2,006	6,109	6,967

Total Interest Expense	77,854	64,468	207,967	234,360

Net Interest Income	259,475	199,500	700,399	608,822
Provision for Loan Losses	6,500	6,500	19,500	19,250

Net Interest Income after Provision for Loan Losses	252,975	193,000	680,899	589,572

Non-Interest Income:
Customer Related Fees & Service Charges	25,392	20,736	70,580	61,362
Investment Management, Commissions & Trust Fees	4,306	3,207	12,329	10,223
Mortgage Banking Income	1,278	2,769	3,757	8,786
Check Cashing Fees	1,174	1,191	3,522	3,452
Other Income	5,630	5,746	17,084	14,256
Securities Gains, net	4,292	381	11,704	6,677
Gain on Sale of Facilities, net	—	—	—	10,980

Total Non-Interest Income	42,072	34,030	118,976	115,736

Non-Interest Expense:
Employee Compensation & Benefits	64,912	48,396	171,214	144,811
Occupancy & Equipment, net	22,222	17,116	59,921	49,026
Other Expenses	24,334	18,350	63,461	52,061
Amortization of Identifiable Intangibles	2,995	891	5,665	2,675
Debt Restructuring Costs	—	—	—	11,955

Total Non-Interest Expense	114,463	84,753	300,261	260,528

Income Before Income Taxes	180,584	142,277	499,614	444,780
Provision for Income Taxes	60,856	47,947	168,370	150,798

Net Income	$119,728	$94,330	$331,244	$293,982

Earnings Per Share – Basic	$.71	$.63	$2.09	$1.94
Earnings Per Share – Diluted	.70	.63	2.06	1.92

See accompanying notes to the consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)

For the Nine Months Ended September 30,	2004	2003
(in thousands)
Cash Flows from Operating Activities:
Net Income	$331,244	$293,982
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Provision for Loan Losses	19,500	19,250
Depreciation	13,855	11,288
Amortization of Deferred Compensation	10,583	7,413
Amortization of Identifiable Intangible	5,665	2,675
Amortization of Premiums	25,989	75,752
Accretion of Discounts and Net Deferred Loan Fees	(29,721)	(20,773)
Securities Gains, net	(11,704)	(6,677)
Gains on Sales of Loans Held-for-Sale	(772)	(4,549)
Originations of Loans Held-for-Sale	(84,303)	(324,846)
Proceeds from Sales of Loans Held-for-Sale	83,389	310,923
Purchases of Trading Assets	(13,911)	(24,938)
Sales of Trading Assets	14,015	27,355
Gain on the Sale of Facilities	—	(10,980)
Debt Restructuring Costs	—	11,955
Other, Net	545	(1,358)

Net Cash Provided by Operating Activities	364,374	366,472

Cash Flows from Investing Activities:
Purchases of Securities Held-to-Maturity	(7,758)	(50,998)
Maturities, Redemptions, Calls and Principal Repayments on Securities Held-to-Maturity	48,455	146,819
Purchases of Securities Available-for-Sale	(3,495,804)	(5,074,853)
Proceeds from Sales of Securities Available-for-Sale	1,102,263	1,345,058
Maturities, Redemptions, Calls and Principal Repayments on Securities Available-for-Sale	2,301,452	5,401,812
Net Change in Loans Held-for-Investment	(1,413,541)	(635,344)
Transfers to Other Real Estate, Net of Sales	715	(193)
Purchases of Premises and Equipment, net	(41,128)	(25,064)
Purchase Acquisition, net of cash acquired	246,209	—

Net Cash (Used in)/Provided by Investing Activities	(1,259,137)	1,107,237

Cash Flows from Financing Activities:
Net Increase in Customer Deposit Liabilities	1,861,687	1,624,708
Net Decrease in Borrowings	(170,483)	(2,458,955)
Purchase of Treasury Stock	—	(264,193)
Exercise of Options and Common Stock Sold for Cash	40,702	8,389
Cash Dividends Paid	(143,496)	(126,664)

Net Cash Provided by/(Used in) Financing Activities	1,588,410	(1,216,715)

Net Increase in Cash and Cash Equivalents	693,647	256,994
Cash and Cash Equivalents at Beginning of the Period	531,391	424,338

Cash and Cash Equivalents at End of the Period	$1,225,038	$681,332

Consolidated Statements of Cash Flows (continued)

For the Nine Months Ended September 30,	2004	2003
(in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest Expense	$197,972	$247,723

Income Taxes	$141,867	$157,263

During the Period the Company Purchased Various Securities which Settled in the Subsequent Period	$9,370	$115,132

Non-cash activity related to the TCNJ acquisition not reflected above for the period ended June 30, 2004 follows (1):
Fair Value of Assets Acquired	$4,027,830
Goodwill & Indentifiable Intangible Assets	632,784
Common Stock Issued and Fair Value of Options, net of taxes	744,125

Liabilities Assumed	$3,916,489

See accompanying notes to the consolidated financial statements

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Deferred	Treasury
(dollars in thousands, except per share amounts)	Stock	Capital	Earnings	Income/(Loss)	Compensation	Stock	Total
Balance, December 31, 2002	$1,746	$377,311	$1,590,594	$17,991	($70,562)	($403,027)	$1,514,053
Net Income	—	—	293,982	—	—	—	293,982
Cash Dividends ($.81 per share)	—	—	(124,700)	—	—	—	(124,700)
Issuance of Stock (124,383 shares)	—	771	—	—	—	3,400	4,171
Restricted Stock Activity, net	—	162	—	—	7,272	(41)	7,393
Employee Stock Option Activity, net	—	(5,786)	—	—	—	10,003	4,217
Purchases of Treasury Stock (7,776,400 shares)	—	—	—	—	—	(264,193)	(264,193)
Accumulated Other Comprehensive Income, net of tax	—	—	—	4,035	—	—	4,035

Balance, September 30, 2003	$1,746	$372,458	$1,759,876	$22,026	($63,290)	($653,858)	$1,438,958

Balance, December 31, 2003	$1,746	$378,793	$1,816,458	($2,044)	($91,789)	($624,675)	$1,478,489
Net Income	—	—	331,244	—	—	—	331,244
Cash Dividends ($.93 per share)	—	—	(154,829)	—	—	—	(154,829)
Issuance of Stock – TCNJ (18,527,589 shares)	185	714,609	—	—	—	—	714,794
Fair Value of Options – TCNJ	—	33,364	—	—	—	—	33,364
Issuance of Stock (109,777 shares)	—	1,241	—	—	—	3,108	4,349
Restricted Stock Activity, net	—	1,186	—	—	7,716	999	9,901
Employee Stock Option Activity, net	—	(12,352)	—	—	—	50,989	38,637
Accumulated Other Comprehensive Income, net of tax	—	—	—	6,850	—	—	6,850

Balance, September 30, 2004	$1,931	$1,116,841	$1,992,873	$4,806	($84,073)	($569,579)	$2,462,799

See accompanying notes to the consolidated financial statements

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Net Income	$119,728	$94,330	$331,244	$293,982

Other Comprehensive Income/(Loss)
Unrealized Gains/(Losses) on Securities During the Period:
Change in Unrealized Gains/(Losses) on Securities	121,574	(38,646)	18,072	(8,096)
Less: Reclassification Adjustment for (Gains) Included in Net Income	(4,292)	(381)	(11,704)	(6,677)

Change in Unrealized Gains/(Losses) on Securities	117,282	(39,027)	6,368	(14,773)
Less: Related Tax Effect	(50,431)	16,782	(2,739)	6,352

Net Change in Unrealized Gains/(Losses) on Securities During the Period	66,851	(22,245)	3,629	(8,421)

Unrealized Gains/(Losses) on Derivative Instruments During the Period:
Change in Unrealized Gains/(Losses) on Derivatives	(1,996)	1,276	(998)	(5,950)
Add: Reclassification Adjustment for Expenses/Losses Included in Net Income	1,538	2,675	6,646	27,801

Change in Unrealized Gains/(Losses) on Derivatives	(458)	3,951	5,648	21,851
Less: Related Tax Effect	195	(1,699)	(2,427)	(9,395)

Net Change in Unrealized Gains/(Losses) on Derivatives During the Period	(263)	2,252	3,221	12,456

Net Other Comprehensive Income/(Loss)	$66,588	$(19,993)	$6,850	$4,035

Comprehensive Income	$186,316	$74,337	$338,094	$298,017

See accompanying notes to the consolidated financial statements

North Fork Bancorporation, Inc.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2004 and 2003

In this quarterly report filed on Form 10-Q, where the context requires, “the Company”, “North Fork”, “we”, “us”, and “our” refer to North Fork Bancorporation, Inc. and its subsidiaries.

Note 1 — Summary of Significant Accounting Policies

Nature of Operations and Recent Business Combination

     We are a regional bank holding company incorporated in Delaware registered as a “bank holding company” under the Bank Holding Company Act. We are headquartered in Melville, New York, and our principal subsidiary, North Fork Bank, is a New York state chartered commercial bank. North Fork Bank operates 260 retail bank branches in the New York Metropolitan area, including 73 branches in New Jersey. North Fork Bank provides banking and financial services to middle market and small businesses, local government units and retail customers in its service area. Our non-bank subsidiaries offer financial services such as asset management, trust, securities brokerage, and related annuity and mutual fund products. We also operate a nationally chartered bank, Superior Savings of New England, N.A., headquartered in Connecticut, which operates from two locations and focuses on gathering deposits throughout the Northeast.

     On October 1, 2004, we completed the acquisition of GreenPoint Financial Corp. (“GreenPoint”). GreenPoint was a $27 billion bank holding company that operated two primary businesses, a retail bank (GreenPoint Bank) and a national mortgage company (GreenPoint Mortgage Funding Corp.) GreenPoint Bank, a New York state-chartered bank, operates 90 retail bank branches in the New York Metropolitan area. GreenPoint bank will continue to operate as a separate subsidiary until its core banking systems can be converted and merged with and into North Fork Bank. The conversion will occur on February 19, 2005. GreenPoint Mortgage is a national mortgage company that originates a wide variety of “A” quality residential loans. GreenPoint’s results of operations will be included in North Fork’s results beginning October 1, 2004.

     On May 14, 2004, we completed the acquisition and simultaneously integrated the systems of The TrustCompany of New Jersey (“TCNJ”), which had $4.1 billion in assets. (See “Note 2 – Business Combinations” – for additional information about both acquisitions)

Basis of Presentation

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

     On January 1, 2004, we adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003), (“FIN 46R”)”. In accordance with the provisions of FIN 46R, our wholly-owned statutory business trusts (collectively, the “Trusts”) that were formed to issue Capital Securities (or “Trust Preferred Securities”) were deconsolidated. This deconsolidation resulted in the re-characterization of the underlying consolidated debt obligation from Capital Securities to Junior Subordinated Debt securities that exist between the Company and the Trusts that issued the Capital Securities. The re-characterization was reflected for all periods presented in this report. The adoption of FIN 46R had no effect on net income, stockholders’ equity and regulatory capital.

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

     Results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations which may be expected for the full year 2004 or any future interim period. Our statement of financial position and results of operations for future periods will be significantly impacted by our October 1, 2004 acquisition of GreenPoint. (See “Note 2 – Business Combinations” – for additional information)

Critical Accounting Estimates

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

     The methodology employed for assessing the appropriateness of the allowance consists of the following criteria:

•           Establishment of reserve amounts for specifically identified criticized loans, including those arising from business combinations and those designated as requiring special attention by our internal loan review program and bank regulatory examinations. (Specific-allowance method).

•           An allocation to the remaining loans giving effect to historical losses experienced in each loan category, cyclical trends and current economic conditions, which may impact future losses (loss experience factor method).

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

Accounting for Stock-Based Compensation

     Our stock-based compensation plans are accounted for in accordance with the requirements specified in SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). As permitted under these statements, we have elected to apply the intrinsic value method in accounting for option-based stock compensation plans. Accordingly, compensation expense has not been recognized in the accompanying consolidated financial statements for stock-based compensation plans, other than for restricted stock awards. Restricted stock awards are recorded as deferred compensation, a component of stockholders’ equity, at the fair value of these awards at the date of grant and are amortized to compensation expense over the awards’ specified vesting periods. Since the intrinsic value method is used, we are required to disclose the pro-forma impact on net income and earnings per share that the fair value-based method would have had, if it was applied rather than the intrinsic value method. Stock options are primarily awarded shortly before December 31 and contain a nominal vesting period; therefore, we would have expensed these options under the fair value method during the fourth quarter. Since the pro forma effect on net income of expensing stock options during the three months and nine months ended September 30, 2004 and 2003 is minimal, we have not disclosed such pro forma compensation expense and its related effect on net income and earnings per share herein.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2004	2003	2004	2003
Total Revenue	$4,515	$3,304	$12,755	$10,516
Net Income	780	508	2,413	1,628
Total Assets	13,631	5,794	13,631	5,794

The Private Asset Group’s total revenues, net income and total assets comprise approximately 1.4%, .07% and .05%, respectively of the consolidated totals for all periods presented.

NOTE 2 —BUSINESS COMBINATIONS

The Trust Company of New Jersey (“TCNJ”)

On May 14, 2004, we completed the acquisition of TCNJ and simultaneously integrated their systems. TCNJ was the fourth largest commercial bank headquartered in New Jersey and operated primarily in the Northern New Jersey market. In addition to enhancing our market penetration, the merger presented an opportunity to bring new and prospective customers and banking products together with ours and to increase combined revenues and earnings. At the date of the merger, TCNJ had $4.1 billion in total assets, $1.4 billion in securities, $2.1 billion in net loans, $3.2 billion in deposits and $.7 billion in borrowings. We issued 18.5 million shares (a one-for-one exchange ratio) of common stock and reserved for issuance 1.8 million common shares for TCNJ’s outstanding employee stock options with a value of $715 million and $29 million, net of tax, respectively. The value of common stock and employee stock options was determined based on North Fork’s average closing price of $38.58 (Based on North Fork’s closing price from December 12, 2003 to December 18, 2003). The excess of cost over fair value of net assets acquired was approximately $593 million. We applied the provisions of SFAS No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets” as required for the recognition of goodwill and intangible assets.

The following table presents data with respect to the fair values of assets acquired and liabilities assumed in the TCNJ merger:

As of
(in thousands)	May 14, 2004
Cash And Due From Banks	$156,209
Money Market Investments	90,000
Securities	1,413,634
Loans, net of Unearned Income & Deferred Costs	2,112,596
Less: Allowance for Loan Losses	(10,251)

Net Loans	2,102,345
Goodwill	593,432
Core Deposit Intangible	39,352
Premises & Equipment	49,132
Other Assets	216,510

Total	$4,660,614

Deposits	$3,170,402
Federal Funds Purchased & Collateralized Borrowings	689,063
Other Liabilities	57,024

Total Liabilities	3,916,489
Common Stock Issued and Fair Value of Employee Stock Options, net of tax	744,125

Total	$4,660,614

     A Core Deposit Intangible Asset (“CDI”) of $39.4 million was recorded and is being amortized over an estimated useful life of eight years on an accelerated basis. We retained the services of an independent valuation firm in determining the CDI. Operating results for TCNJ were not significant to the consolidated operating results and consequently, pro forma operating results for TCNJ have not been presented herein. As of September 30, 2004, accrued merger related costs of $14.8 million remain in “Accrued Expenses & Other Liabilities” in the Consolidated Balance Sheet and consist primarily of unpaid employment benefits, long term lease arrangements for vacated facilities and costs associated with the cancellation of certain data and item processing contracts. The goodwill recorded as a result of the merger is not deductible for income tax purposes.

GreenPoint Financial Corp. (“GreenPoint”)

     On October 1, 2004, we completed the acquisition of GreenPoint. GreenPoint was a $27 billion bank holding company that operated two primary businesses, a national mortgage business and a New York retail bank. In addition to enhancing our market penetration, the merger presented an opportunity to bring new and prospective customers and banking products together with ours and to increase combined revenues and earnings. GreenPoint’s results of operations will be included in our results of operations beginning October 1, 2004. At September 30, 2004, GreenPoint had $27 billion in assets, $6.8 billion in securities, $5.1 billion in loans held-for-sale, $12.8 billion in loans held-for-investment, $12.8 billion in deposits, and $11.4 billion in borrowings. Pursuant to the Agreement and Plan of Merger, dated as of February 15, 2004, each outstanding share of common stock, par value $0.01 per share, of GreenPoint will be converted into the right to receive 1.0514 shares of common stock, par value $0.01 per share, of North Fork. The acquisition will be accounted for using the purchase method of accounting, which requires that the assets and liabilities of GreenPoint be fair-valued as of October 1, 2004. We have applied the provisions of SFAS No. 141 and No. 142 as required for the recognition of goodwill and intangible assets.

     The purchase price will be allocated to the assets acquired and liabilities assumed using the fair values at the acquisition date. The computation of the purchase price and the estimated allocation of the purchase price to the net assets of GreenPoint – based on their respective fair values as of October 1, 2004, and the resulting goodwill – are presented in the accompanying table. The estimated allocation of the purchase price is subject to refinement and may be adjusted accordingly.

The following Combined Pro Forma Balance Sheet includes the estimated purchase accounting adjustments associated with the GreenPoint acquisition:

North Fork Bancorporation, Inc.
Combined with GreenPoint Financial Corp.
Pro Forma Combined Condensed Consolidated Balance Sheet
September 30, 2004
(Unaudited)

Pro Forma
(in thousands)	Combined
Assets:
Cash & Due from Banks	$1,000,576
Money Market Investments	206,398
Securities	15,593,063
Loans:
Held-For-Sale (1)	5,127,503
Held-for-Investment	28,791,474
Less: Allowance for Loan Losses	216,523

Net Loans Held-for-Investment	28,574,951

Goodwill	5,893,555
Core Deposit Intangibles	187,617
Premises & Equipment	453,432
Other Assets	1,877,788

Total Assets	$58,914,883

Liabilities and Stockholders’ Equity:
Deposits	33,054,334
Federal Funds Purchased & Collateralized Borrowings	13,951,205
Borrowings	1,514,024
Other Liabilities	1,372,374

Total Liabilities	$49,891,937

Stockholders’ Equity:
Total Stockholders’ Equity	9,022,946

Total Liabilities and Stockholders’ Equity	$58,914,883

The following table summarizes the estimated GreenPoint fair value adjustments included on the above Balance Sheet and the impact of amortizing and/or accreting the respective adjustments into income over the next twelve months:

	Estimated
Balance Sheet	Gross	Estimated 2005
Category	Premium/(Discount)	Amortization/(Accretion)
(In thousands)
Securities	$(59,864)	$(23,946)
Loans Held-for-Sale (1)	65,000	—
Loans Held-For-Investment	86,204	24,630
Building	4,218	141
Time Deposits	(62,496)	(31,248)
Collateralized Borrowings	(251,589)	(76,230)
Subordinated Debt	(36,850)	(6,142)
Capital Securities	(31,413)	(1,384)
Senior Notes	4,176	1,129
Core Deposit Intangible	141,165	53,788

Total	$(141,449)	$(59,262)

Note — (1) Loans Held-for-Sale at October 1, 2004 were recorded at their estimated fair value, which exceeded their historical carrying value by approximately $65 million (or $43 million on an after tax basis). The fair value adjustment reflects the estimated economic gain on the actual sale of these loans in the fourth quarter of 2004. As a result, the estimated consolidated tangible book value per share at October 1, 2004, will increase by approximately $.14 to $9.06 per share (before the recently announced 3-for-2 stock split) from the amount previously disclosed. It also has the effect of reducing diluted earnings per share in the fourth quarter of 2004 by the same amount. The impact of this one-time write-up is limited to the fourth quarter of 2004 with no effect on future operating performance of the mortgage company.

NOTE 3 — SECURITIES PORTFOLIO

The amortized cost and estimated fair values of available-for-sale and held-to-maturity securities are as follows:

	September 30, 2004		December 31, 2003		September 30, 2003
Available-for-Sale	Amortized	Fair	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value	Cost	Value
CMO Agency Issuances	$3,169,479	$3,151,438	$3,129,005	$3,110,430	$3,306,849	$3,331,474
CMO Private Issuances	1,588,229	1,585,019	1,278,205	1,276,049	1,076,995	1,080,098
Agency Pass-Through Certificates	2,046,913	2,066,500	1,240,897	1,246,994	831,500	836,621
State & Municipal Obligations	791,527	797,701	700,307	707,015	686,550	693,511
Equity Securities (1)	187,759	189,656	185,757	194,345	238,129	245,578
U.S. Treasury Securities	54,569	54,422	55,750	55,765	54,713	54,818
U.S. Government Agencies’ Obligations	151,760	155,447	2,310	2,325	7,616	7,583
Other Debt Securities	641,638	647,989	534,114	543,352	559,706	567,725

	$8,631,874	$8,648,172	$7,126,345	$7,136,275	$6,762,058	$6,817,408

(1) Amortized cost and fair value includes $80.5 million, $68.2 million and $68.2 million in Federal Home Loan Bank stock at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

	September 30, 2004		December 31, 2003		September 30, 2003
Held-to-Maturity	Amortized	Fair	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value	Cost	Value
Agency Pass-Through Certificates	$62,254	$63,512	$81,759	$83,989	$94,711	$97,746
State & Municipal Obligations	47,173	49,447	54,732	57,848	56,775	60,450
CMO Private Issuances	26,182	26,158	38,389	38,129	43,442	43,493
Other Debt Securities	13,494	13,466	15,405	15,346	15,880	15,966

	$149,103	$152,583	$190,285	$195,312	$210,808	$217,655

     At September 30, 2004, securities carried at $4.2 billion were pledged to secure securities sold under agreements to repurchase, other borrowings, and for other purposes as required by law. Securities pledged under agreements pursuant to which the collateral may be sold or repledged by the secured parties approximated $2.1 billion, while securities pledged under agreements pursuant to which the secured parties may not sell or repledge approximated $2.1 billion at September 30, 2004.

NOTE 4 — LOANS

The following table represents the components of the loan portfolio as of the dates indicated:

	September 30,	% of	December 31,	% of	September 30,	% of
(dollars in thousands)	2004	Total	2003	Total	2003	Total
Multi-Family Mortgages	$3,945,171	25%	$3,634,533	29%	$3,684,530	31%
Commercial Mortgages	3,606,650	23	2,814,103	23	2,519,184	21
Residential Mortgages	3,487,397	22	2,403,306	20	2,355,467	19
Commercial	2,679,759	16	2,145,798	17	2,077,084	17
Consumer	1,686,614	11	1,095,529	9	1,098,193	9
Construction & Land	501,296	3	283,243	2	316,782	3

Total	$15,906,887	100%	$12,376,512	100%	$12,051,240	100%
Unearned Income & Deferred Costs	33,277		31,239		29,763

Loans, Net	$15,873,610		$12,345,273		$12,021,477

     The loan portfolio consists primarily of loans secured by real estate located in the New York/New Jersey Metropolitan area. The segments of the real estate portfolio are diversified in terms of risk and repayment sources. The underlying collateral includes multi-family apartment buildings, residential 1 - - 4 family homes and owner occupied/non-owner occupied commercial properties. The risks inherent in this portfolio are dependent on both regional and general economic stability, which affect property values and the financial well being and creditworthiness of the borrowers. Residential mortgages include $2.4 million, $4.1 million and $12.2 million of loans designated as held-for-sale at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

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

     The following table presents the components of non-performing assets as of the dates indicated:

	September 30,	December 31,	September 30,
(in thousands)	2004	2003	2003
Loans Ninety Days Past Due and Still Accruing	$5,419	$2,268	$2,445
Non-Accrual Loans	11,610	11,072	10,328

Non-Performing Loans	17,029	13,340	12,773
Other Real Estate	222	313	313

Non-Performing Assets	$17,251	$13,653	$13,086

Allowance for Loan Losses to Non-Performing Loans	815%	920%	939%
Allowance for Loan Losses to Total Loans, net	.87	.99	1.00
Non-Performing Loans to Total Loans, net	.11	.11	.11
Non-Performing Assets to Total Assets	.06	.07	.06

     Future levels of non-performing assets will be affected by our October 1, 2004 acquisition of GreenPoint, prevailing economic conditions and the impact of those conditions on our customers, prevailing interest rates, unemployment rates, property values and other internal and external factors.

     The following table represents the components of non-performing loans as of the dates indicated:

	September 30,	December 31,	September 30,
(in thousands)	2004	2003	2003
Commercial	$10,032	$5,632	$5,795
Residential Mortgages	3,783	4,808	3,886
Consumer	2,986	2,343	2,384
Commercial Mortgages	228	557	708
Construction and Land	—	—	—
Multi-Family Mortgages	—	—	—

Total Non-Performing Loans	$17,029	$13,340	$12,773

     Interest foregone on non-accrual loans, or the amount of income that would have been recorded had these loans been current in accordance with their original terms, aggregated approximately $.4 million and $.9 million for both the three and nine months ended September 30, 2004 and 2003, respectively.

     As of September 30, 2004, there were no commitments to lend additional funds to borrowers whose loans are non-performing. Additionally, there were no restructured accruing loans outstanding as of the dates indicated above.

NOTE 5 — ALLOWANCE FOR LOAN LOSSES

     The following table is a summary of the changes in the allowance for loan losses and reflects charge-offs and recoveries by loan type for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2004	2003	2004	2003
Balance at Beginning of Period	$138,008	$117,753	$122,733	$114,995
Loans Charged-off:
Consumer	6,155	3,260	14,646	10,854
Commercial	3,411	2,988	8,576	8,968
Commercial Mortgages	30	33	30	35
Residential Mortgages	9	—	15	75
Multi-Family Mortgages	—	—	—	13
Construction and Land	—	—	—	—

Total Charge-Offs	9,605	6,281	23,267	19,945
Recoveries of Loans Charged-Off:
Consumer	2,244	1,607	5,688	4,485
Commercial	1,227	258	2,966	836
Commercial Mortgages	286	70	789	70
Residential Mortgages	137	—	137	207
Multi-Family Mortgages	—	—	—	9
Construction and Land	—	—	—	—

Total Recoveries	3,894	1,935	9,580	5,607
Net Loans Charged-Off	5,711	4,346	13,687	14,338
Provision for Loan Losses	6,500	6,500	19,500	19,250
TCNJ Purchase Acquisition	—	—	10,251	—

Balance at End of Period	$138,797	$119,907	$138,797	$119,907

Annualized Net Charge-Offs to Average Loans, net	0.15%	0.14%	0.13%	0.16%

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND REPURCHASE AGREEMENTS

The maturity or repricing frequency of Federal Home Loan Bank (“FHLB”) Advances and Repurchase Agreements (“Repo’s”) at September 30, 2004 is as follows:

(dollars in thousands)	FHLB	Average	Repurchase	Average		Average
Maturity	Advances	Rate (1)	Agreements	Rate (1)	Total (2)	Rate (1)
2004	$—	—	$244,150	2.75%	$244,150	2.75%
2005	400,000	5.83%	350,000	4.70%	750,000	5.30%
2006	300,000	3.86%	575,000	2.51%	875,000	2.97%
2007	—	—	100,000	2.59%	100,000	2.59%
2008	50,000	5.62%	400,000	5.59%	450,000	5.60%
Thereafter	100,000	5.90%	425,000	4.24%	525,000	4.56%

Total	$850,000	5.13%	$2,094,150	3.85%	$2,944,150	4.22%

(1)	Includes the effects of TCNJ purchase accounting adjustments and interest rate swaps.

(2)	Excludes $30.6 million in purchase accounting discounts.

Interest rate swaps were used to convert certain FHLB advances and Repo’s from variable rates to fixed rates. These swaps, which qualify as cash flow hedges, are explained in more detail in “Note 9 — Derivative Financial Instruments.”

NOTE 7 — SUBORDINATED DEBT

The following table is a summary of Subordinated Notes outstanding as of the dates indicated:

	September 30,	December 31,	September 30,
(in thousands)	2004	2003	2003
5.875% Subordinated Notes due August 15, 2012	$349,296	$349,229	$349,207
5.0% Subordinated Notes due August 15, 2012	150,000	150,000	150,000

Total Subordinated Debt	499,296	499,229	499,207
Fair Value Hedge Adjustment	(20,461)	(22,730)	(17,925)

Carrying Amount	$478,835	$476,499	$481,282

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

     In 2003, $500 million in pay floating swaps, designated as fair value hedges, were used to convert the stated fixed rate on the Subordinated Notes to variable rates indexed to three-month LIBOR. (See Note 9 – “Derivative Financial Instruments” for additional information).

NOTE 8 — JUNIOR SUBORDINATED DEBT

     The following table is a summary of Junior Subordinated Debt outstanding as of the dates indicated:

	September 30,	December 31,	September 30,
(in thousands)	2004	2003	2003
8.70% Junior Subordinated Debt – North Fork Capital Trust I, due December 15, 2026	$102,824	$102,815	$102,811
8.00% Junior Subordinated Debt – North Fork Capital Trust II, due December 15, 2027	102,795	102,785	102,782
8.17% Junior Subordinated Debt — Reliance Capital Trust I, due May 1, 2028	46,547	46,547	46,547

Total Junior Subordinated Debt- Capital Trusts	252,166	252,147	252,140
Fair Value Hedge Adjustment	15,194	14,830	20,777

Carrying Amount	$267,360	$266,977	$272,917

     For purposes of issuing Capital Securities (or “Trust Preferred Securities”) the Company formed Wholly-Owned Statutory Business Trusts (the “Trusts”). The Trusts were initially capitalized with common stock and used the proceeds of both the common stock and Capital Securities to acquire Junior Subordinated Debt Securities (“Junior Subordinated Debt “) issued by the Company. The Capital Securities are obligations of the Trusts. The Junior Subordinated Debt and Capital Securities bear the same interest rates, are due concurrently and are non-callable at any time in whole or in part for ten years from the date of issuance, except in certain limited circumstances. They may be redeemed annually thereafter, in whole or in part, at declining premiums to maturity. The costs associated with these issuances have been capitalized and are being amortized to maturity using the straight-line method.

     On January 1, 2004, FIN 46R required the deconsolidation of our investment in the Wholly-Owned Statutory Business Trusts. This deconsolidation resulted in the re-characterization of the underlying consolidated debt obligation from Capital Securities to the Junior Subordinated Debt obligation and the equity investment that existed between the Company and the Trusts that issued the Capital Securities. Additionally, we re-designated the $245 million of interest rate swaps that were hedging the Capital Securities to a corresponding amount of Junior Subordinated Debt.

     These swap agreements changed the repricing characteristics of $245 million in Junior Subordinated Debt from their stated fixed rates to variable rates indexed to three-month LIBOR. (See Note 9 — “Derivative Financial Instruments” for additional information.)

     The Capital Securities currently qualify as Tier I capital for regulatory purposes. On May 6, 2004, the Board of Governors of the Federal Reserve System issued a notice of proposed rulemaking in regards to Trust Preferred Securities and the definition of capital. In general, the Board of Governors proposed to allow the continued inclusion of outstanding and prospective issuances of Trust Preferred Securities in Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The quantitative limits would become effective after a three year transition period. As of September 30, 2004, we would still exceed the well capitalized threshold under the regulatory framework for prompt corrective action assuming the exclusion of Capital Securities from Tier 1 Capital.

NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS

     As part of our interest rate risk management process, we periodically enter into interest rate derivative contracts. These derivative interest rate contracts may include interest rate swaps, caps, and floors and are used to modify the repricing characteristics of specific assets and liabilities. During the period presented, we only utilized interest rate swaps.

The following table details the interest rate swaps and the associated hedged liabilities outstanding as of September 30, 2004:

Maturity			Swap Fixed	Swap Variable
(dollars in thousands)	Hedged Liability	Notional Amounts	Interest Rates	Interest Rates
Pay Fixed Swaps
2005	Repurchase Agreements	$100,000	4.24%-4.26%	1.67%-1.68%
2008	Repurchase Agreements	75,000	6.14	1.70

		$175,000

Pay Floating Swaps
2007	5.00% Subordinated Debt	$150,000	5.00%	1.71%
2012	5.875% Subordinated Debt	350,000	5.875	1.71
2026	8.70% Junior Subordinated Debt	100,000	8.70	1.88
2027	8.00% Junior Subordinated Debt	100,000	8.00	1.88
2028	8.17% Junior Subordinated Debt	45,000	8.17	1.69

		$745,000

     At September 30, 2004, $175 million in pay fixed swaps, designated as cash flow hedges, were outstanding. These agreements change the repricing characteristics of certain term borrowings, requiring us to make periodic fixed rate payments and receive periodic variable rate payments indexed to three-month LIBOR, based on a common notional amount and identical payment and maturity dates. These swaps had original maturities of up to 10 years and, as of the end of the period, had an unrealized loss of $7.9 million, which is recorded as a component of other liabilities (the net of tax amount of $4.5 million is reflected in stockholders’ equity as a component of accumulated other comprehensive income). The use of pay fixed swaps increased interest expense by $1.5 million and $2.7 million in the third quarter of 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, these swaps increased interest expense by $6.6 million and $21.2 million, respectively. The decline in swap related interest expense was primarily due to the maturity of $850 million of swaps in 2003 and $100 million in the second quarter of 2004. Based upon the current interest rate environment, approximately $1.7 million of the $4.5 million unrealized after tax loss is expected to be reclassified from accumulated other comprehensive income in the next twelve months. (See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Interest Income” for additional Information)

     In 2003, $350 million in pay floating swaps designated as fair value hedges were used to convert the stated fixed rate on the 5.875% subordinated notes to variable rates indexed to three-month LIBOR. The swap term and payment dates match the related terms of the subordinated notes. Also in 2003, $150 million in pay floating swaps designated as fair value hedges were used to convert the stated fixed rate on the 5% subordinated notes to variable rates indexed to three-month LIBOR. The swap term is for five years, matching the period of time, the subordinated notes pay a fixed rate. Beginning in the sixth year, we have the right to redeem the fixed rate/floating rate notes at par plus accrued interest or the interest rate converts to a spread over three month LIBOR. At September 30, 2004, the fair value adjustment of the swap hedging $500 million of subordinated notes was an unrealized loss of $20.5 million and is reflected as a component of other liabilities. The carrying amount of the $500 million in subordinated notes was decreased by an identical amount. These swaps reduced interest expense by $2.2 million and $2.6 million in the third quarter of 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, these swaps reduced interest expense by $7.5 million and $2.7 million, respectively. There was no hedge ineffectiveness recorded in the Consolidated Statements of Income on these transactions for each period reported.

     Interest rate swaps were also used to change the repricing characteristics of $245 million in Junior Subordinated Debt from their stated fixed rates to variable rates indexed to three-month LIBOR. The swaps, designated as fair value hedges, contain payment dates, maturity dates and embedded call options held by the counterparty (exercisable in approximately four years), which are identical to the terms and call provisions contained in the Junior Subordinated Debt. At September 30, 2004, the fair value adjustment on the swap agreements hedging $200 million of Junior Subordinated Debt was an unrealized gain totaling $16.8 million and is reflected as a component of other assets. The carrying amount of the $200 million in Junior Subordinated Debt was increased by an identical amount. The fair value adjustment of the swap hedging $45 million of Junior Subordinated Debt was an unrealized loss totaling $1.6 million and is reflected as a component of other liabilities. The carrying amount of the $45 million in Junior Subordinated Debt was decreased by an identical amount. These swaps reduced interest expense by $3.1 million and $3.3 million in the third quarters of 2004 and 2003, respectively. For the nine months ended September 30, 2004 and

2003, interest expense was reduced by $9.8 million and $8.9 million, respectively. There was no hedge ineffectiveness recorded in the Consolidated Statements of Income from these transactions for each period reported.

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

NOTE 10 — OTHER COMMITMENTS AND CONTINGENT LIABILITIES

Credit Related Commitments

     Traditional off-balance sheet financial products are extended to meet the financing needs of our customers. They include commitments to extend credit and letters of credit. Funded commitments are reflected on the consolidated balance sheet.

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

     The following table presents total commitments and letters of credit outstanding at September 30, 2004:

(in thousands)	Amount
Commitments to Extend Credit	$2,598,490
Standby letters of credit (1)	240,625
Commercial letters of credit	20,651

(1) Standby letters of credit are considered guarantees and are reflected in other liabilities in the accompanying consolidated balance sheet at their estimated fair value of $1.2 million as of September 30, 2004. The fair value of these instruments is recognized in income over the initial term of the guarantee.

NOTE 11 – RETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS

The following table sets forth the components of net periodic benefit (income)/costs:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
(in thousands)	Pension Benefits		Post-Retirement Benefits		Pension Benefits		Post-Retirement Benefits
Components of Net Periodic Benefit (Income)/Cost:
Service Cost	$1,531	$875	$178	$144	$3,706	$2,625	$544	$432
Interest Cost	1,802	1,386	409	312	4,797	4,158	1,110	936
Expected Return on Plan Assets	(3,626)	(1,701)	(64)	—	(8,175)	(5,103)	(64)	—
Amortization of Prior Service Cost	(66)	(66)	(20)	(20)	(198)	(198)	(60)	(60)
Amortization of Transition Asset/(Liability)	(107)	(107)	73	73	(321)	(321)	219	219
Recognized Actuarial Loss	255	212	67	59	771	636	229	177

Net Periodic Benefit (Income)/Cost	$(211)	$599	$643	$568	$580	$1,797	$1,978	$1,704

We expect to make a $22.7 million contribution to the pension plan and a $1.7 million contribution to the post-retirement plan during the fourth quarter of 2004.

NOTE 12 – PROPOSED AND RECENT ACCOUNTING PRONOUNCEMENTS

Consolidation of Variable Interest Entities

As described in Note 1, effective January 1, 2004, we adopted the accounting provisions of FIN 46R and deconsolidated our Wholly-Owned Statutory Business Trusts previously formed to issue Capital Securities (or “Trust Preferred Securities”). This deconsolidation resulted in the re-characterization of the underlying consolidated debt obligation from the Capital Securities to Junior Subordinated Debt obligations and the related equity investments that exist between the Company and the three wholly-owned trust entities that issued the securities. The adoption of FIN 46R had no effect on net income, stockholders’ equity or regulatory capital.

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

     Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, expected or anticipated revenues, results of operations and our business, with respect to:

•	projections of revenues, income, earnings per share, capital expenditures, assets, liabilities, dividends, capital structure, or other financial items;

•	statements regarding the adequacy of the allowance for loan losses or other reserves;

•	descriptions of plans or objectives of management for future operations, products, or services, including the completed and pending acquisitions;

•	costs or difficulties related to the integration of the business of GreenPoint may be greater than expected;

•	expected cost savings and revenue enhancements from the GreenPoint and TCNJ acquisitions may not be fully realized or realized within the expected time frame;

•	forecasts of future economic performance; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

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

Financial Summary

Overview

     Selected financial highlights for the three and nine months ended September 30, 2004 and 2003 are set forth in the table below. The succeeding discussion and analysis describes the changes in components of operating results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except ratios & per share amounts)	2004	2003	2004	2003
Earnings:
Net Income	$119,728	$94,330	$331,244	$293,982

Per Share:
Earnings Per Share – Basic	$.71	$.63	$2.09	$1.94
Earnings Per Share – Diluted	.70	.63	2.06	1.92
Cash Dividends	.33	.27	.93	.81
Dividend Payout Ratio	48%	43%	47%	42%
Book Value	$14.24	$9.50	$14.24	$9.50
Tangible Book Value	8.16	6.70	8.16	6.70
Average Equivalent Shares — Basic	168,108	148,853	158,265	151,879
Average Equivalent Shares — Diluted	170,323	150,510	160,721	153,464
Selected Ratios:
Return on Average Total Assets	1.75%	1.80%	1.82%	1.82%
Return on Average Tangible Assets (2)	1.85	1.84	1.90	1.87
Return on Average Stockholders’ Equity	19.66	25.50	22.53	25.67
Return on Average Tangible Stockholders’ Equity (2)	35.32	36.11	36.67	35.73
Yield on Interest Earning Assets (1)	5.47	5.56	5.51	5.76
Cost of Funds	1.63	1.67	1.62	1.93
Net Interest Margin (1)	4.23	4.23	4.27	4.20
Efficiency Ratio (3)	37.62	35.38	36.27	34.25

(1)	Presented on a tax equivalent basis.

(2)	Return on average tangible assets and return on average tangible stockholders’ equity which represent non GAAP measures are computed, on an annualized basis as follows:

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

(3)	The efficiency ratio is used by the financial services industry to measure an organization’s operating efficiency. The efficiency ratio is defined as the ratio of non-interest expense net of debt restructuring costs, amortization of identifiable intangibles, other real estate related expenses and other non-recurring charges, to the total of net interest income on a tax equivalent basis and other non-interest income, net of securities gains, facilities gains and other non-recurring items.

Highlights for the third quarter ended September 30, 2004 include:

•	A 27% increase in net income compared to the prior year, with an 11% increase in diluted earnings per share

•	A 30% increase in net interest income in the current quarter compared to the prior year, attributable in part to a strong net interest margin in the current period of 4.23%

•	Annualized demand and core deposit growth in the quarter of 24% and 14%, respectively

•	Annualized loan growth of 13%

•	Increased expenditures in support of new business initiatives

•	Board of Directors’ approval of a 10% increase in our quarterly cash dividend to $.33 per share and a three-for-two stock split

•	The acquisition of GreenPoint effective October 1, 2004

Net Income

Net income for the third quarter was $119.7 million or diluted earnings per share of $.70 compared to $94.3 million or $.63 diluted earnings per share in the third quarter of 2003. Returns on average tangible equity and average tangible assets during the third quarter of 2004 were 35.3% and 1.9%, respectively, compared to 36.1% and 1.8% a year ago.

Net income for the nine months ended September 30, 2004 was $331.2 million, or diluted earnings per share of $2.06 compared to $294.0 million or diluted earnings per share of $1.92 for the same period of 2003. Returns on average tangible stockholders’ equity and average tangible assets were 36.7% and 1.9%, respectively, during the nine months ended September 30, 2004, as compared to 35.7% and 1.9%, respectively, for the comparable prior year period.

Net Interest Income

Net interest income is the difference between interest income earned on assets, such as loans and securities and interest expense incurred on liabilities, such as deposits and borrowings. Net interest income constituted 86% of total revenue (defined as net interest income plus non-interest income) for the current quarter. Net interest income is affected by the level and composition of assets, liabilities and equity, as well as the general level of interest rates and changes in interest rates.

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

The following table presents an analysis of net interest income (on a tax equivalent basis) by each major category of interest earning assets and interest-bearing liabilities for the three months ended September 30:

	2004			2003
	Average		Average	Average		Average
(dollars in thousands )	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Securities (1)	$8,823,732	$103,113	4.65%	$7,317,821	$70,844	3.84%
Loans (2)	15,659,594	239,080	6.07	11,947,125	199,344	6.62
Money Market Investments (5)	574,036	2,210	1.53	36,348	123	1.34

Total Interest Earning Assets	25,057,362	344,403	5.47%	19,301,294	270,311	5.56%

Non Interest Earning Assets:
Cash and Due from Banks	612,732			425,619
Other Assets (1)	1,515,319			1,117,611

Total Assets	$27,185,413			$20,844,524

Interest Bearing Liabilities:
Savings, NOW & Money Market Deposits	$11,017,089	$22,921	.83%	$7,880,067	$14,435	.73%
Time Deposits	3,685,260	13,805	1.49	2,945,503	13,042	1.76

Total Savings and Time Deposits	14,702,349	36,726	.99	10,825,570	27,477	1.01

Federal Funds Purchased & Securities Sold Under Agreements to Repurchase	2,684,757	22,173	3.29	2,448,722	17,368	2.81
Federal Home Loan Bank Advances	850,000	11,707	5.48	1,227,717	12,981	4.19
Subordinated Debt (4)	462,820	5,031	4.32	493,801	4,636	3.72
Junior Subordinated Debt (4)	261,361	2,217	3.37	281,024	2,006	2.83

Total Borrowings	4,258,938	41,128	3.84	4,451,264	36,991	3.30

Total Interest Bearing Liabilities	$18,961,287	77,854	1.63	$15,276,834	64,468	1.67

Interest Rate Spread			3.84%			3.89%
Non-Interest Bearing Liabilities:
Demand Deposits	$5,444,217			$3,775,735
Other Liabilities	357,793			324,586

Total Liabilities	24,763,297			19,377,155
Stockholders’ Equity	2,422,116			1,467,369

Total Liabilities and Stockholders’ Equity	$27,185,413			$20,844,524

Net Interest Income and Net Interest Margin (3)		266,549	4.23%		205,843	4.23%
Less: Tax Equivalent Adjustment (3)		(7,074)			(6,343)

Net Interest Income		$259,475			$199,500

(1)	Unrealized gains/(losses) on available-for-sale securities are included in other assets.

(2)	For purposes of these computations, non-accrual loans are included in average loans.

(3)	Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investments in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after-tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.77, $1.67, $1.55, $1.17, and $1.10 for the three months ended September 30, 2004; and $1.77, $1.67, $1.55, $1.25, and $1.06 for the three months ended September 30, 2003.

(4)	For purposes of these computations, the fair value adjustments from hedging activities are included in the average balance of the related hedged item and the impact of the hedge is included in interest expense.

(5)	During the third quarter 2004, average money market investments included $560 million in Federal Funds Sold to GreenPoint at an average yield of 1.53%.

The following table presents an analysis of net interest income (on a tax equivalent basis) by each major category of interest earning assets and interest-bearing liabilities for the nine months ended September 30:

	2004			2003
	Average		Average	Average		Average
(dollars in thousands )	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Securities (1)	$8,218,882	$278,983	4.53%	$8,274,485	$268,477	4.34%
Loans (2)	14,028,748	647,110	6.16	11,682,451	592,833	6.78
Money Market Investments (5)	292,804	2,932	1.34	43,973	519	1.58

Total Interest Earning Assets	22,540,434	929,025	5.51%	20,000,909	861,829	5.76%

Non Interest Earning Assets:
Cash and Due from Banks	620,626			418,980
Other Assets (1)	1,130,841			1,182,289

Total Assets	$24,291,901			$21,602,178

Interest Bearing Liabilities:
Savings, NOW & Money Market Deposits	$9,870,924	57,040	.77%	$7,320,577	$43,671	.80%
Time Deposits	3,269,359	36,852	1.51	3,030,722	42,418	1.87

Total Savings and Time Deposits	13,140,283	93,892	.95	10,351,299	86,089	1.11

Federal Funds Purchased & Securities Sold Under Agreements to Repurchase	2,281,418	57,489	3.37	3,637,107	73,666	2.71
Federal Home Loan Bank Advances	967,153	36,302	5.01	1,407,326	48,657	4.62
Subordinated Debt (4)	475,817	14,175	3.98	497,336	18,981	5.10
Junior Subordinated Debt (4)	267,386	6,109	3.05	278,152	6,967	3.35

Total Borrowings	3,991,774	114,075	3.82	5,819,921	148,271	3.41

Total Interest Bearing Liabilities	$17,132,057	207,967	1.62	$16,171,220	234,360	1.94

Interest Rate Spread			3.89%			3.82%
Non-Interest Bearing Liabilities:
Demand Deposits	$4,784,597			$3,536,737
Other Liabilities	411,653			362,909

Total Liabilities	22,328,307			20,070,866
Stockholders’ Equity	1,963,594			1,531,312

Total Liabilities and Stockholders’ Equity	$24,291,901			$21,602,178

Net Interest Income and Net Interest Margin (3)		721,058	4.27%		627,469	4.19%
Less: Tax Equivalent Adjustment (3)		(20,659)			(18,647)

Net Interest Income		$700,399			$608,822

(1)	Unrealized gains/(losses) on available-for-sale securities are included in other assets.

(2)	For purposes of these computations, non-accrual loans are included in average loans.

(3)	Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investments in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after-tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.77, $1.67, $1.55, $1.17, and $1.13 for the nine months ended September 30, 2004; and $1.77, $1.66, $1.55, $1.24, and $1.07 for the nine months ended September 30, 2003.

(4)	For purposes of these computations, the fair value adjustments from hedging activities are included in the average balance of the related hedged item and the impact of the hedge is included in interest expense.

(5)	During the nine months ended September 30, 2004, average money market investments included $188 million in Federal Funds Sold to GreenPoint at an average yield 1.53%.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004 vs. 2003
	Change In
	Average	Average	Net Interest	Average	Average	Net Interest
(in thousands)	Volume	Rate	Income	Volume	Rate	Income
Interest Income from Earning Assets:
Securities	$15,607	$16,662	$32,269	$(200)	$10,706	$10,506
Loans	57,318	(17,582)	39,736	112,038	(57,761)	54,277
Money Market Investments	2,067	20	2,087	2,504	(91)	2,413

Total Interest Income	74,992	(900)	74,092	114,342	(47,146)	67,196

Interest Expense on Liabilities:
Savings, NOW & Money Market Deposits	$6,292	$2,194	$8,486	$14,816	$(1,447)	$13,369
Time Deposits	2,999	(2,236)	763	3,105	(8,671)	(5,566)
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	620	4,185	4,805	(33,022)	16,845	(16,177)
Federal Home Loan Bank Advances	(2,844)	1,570	(1,274)	(12,968)	613	(12,355)
Subordinated Debt	(307)	702	395	(789)	(4,017)	(4,806)
Junior Subordinated Debt	(149)	360	211	(261)	(597)	(858)

Total Interest Expense	6,611	6,775	13,386	(29,119)	2,726	(26,393)

Net Change in Net Interest Income	$68,381	$(7,675)	$60,706	$143,461	$(49,872)	$93,589

The following table summarizes the net interest margin components over the last several quarters. Factors contributing to the net interest margin are outlined in the succeeding discussion and analysis.

	2004		2003
	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
Interest Earning Assets:
Securities	4.65%	4.52%	4.40%	4.29%	3.84%
Loans	6.07	6.16	6.27	6.47	6.62
Money Market Investments	1.53	.88	1.19	.93	1.34

Total Interest Earning Assets	5.47%	5.49%	5.57%	5.64%	5.56%

Interest Bearing Liabilities:
Total Savings and Time Deposits	.99%	.94%	.92%	.95%	1.01%
Total Borrowings	3.84	3.86	3.74	3.72	3.30

Total Interest Bearing Liabilities	1.63%	1.61%	1.62%	1.66%	1.67%

Interest Rate Spread	3.84%	3.88%	3.95%	3.98%	3.89%
Net Interest Margin	4.23	4.26	4.33	4.39	4.23

     Net interest income improved $60.0 million or 30% in the current quarter when compared to the third quarter of 2003, while the net interest margin of 4.23% remained unchanged compared to the prior year quarter. For the nine months ended September 30, 2004, net interest income improved by $91.6 million or 15% from the prior year period, while the net interest margin improved 8 basis points from 4.19% to 4.27%. The improvement in net interest income during 2004 was primarily due to: (a) the acquisition of TCNJ, (b) loan growth funded with core deposits, especially demand deposits, and (c) an increase in securities yields due to higher market interest rates and a corresponding slow down in prepayment activity. The net interest margin for the current quarter was negatively impacted by 7 basis points as a direct result of selling federal funds at prevailing market rates to GreenPoint which in turn used the proceeds to finance their held-for-investment loan growth. Federal Funds Sold to GreenPoint averaged $560 million during the third quarter at an average rate of 1.5%.

     Interest income in the third quarter of 2004 increased $73.3 million to $337.3 million compared to $264.0 million in 2003. During this same period, the yield on average interest earning assets declined 9 basis points from 5.56% to 5.47%.

     Loans averaged $15.7 billion for the quarter representing a $3.7 billion increase or 31% when compared to the 2003 third quarter, while yields declined 55 basis points to 6.07%. Higher average loan balances resulted in increased interest income during the period, however lower yields partially offset this benefit. The lower yields resulted as new originations and refinancing activity occurred at lower market rates. Loan growth was experienced in all categories; however it has been concentrated in higher yielding commercial loans and commercial mortgages which also contributed to commercial deposit growth. The loans-to-deposits ratio as of September 30, 2004 was 79%. Loan demand remains strong and should result in growth at levels consistent with the first nine months of 2004.

     Securities averaged $8.8 billion in the third quarter of 2004 representing a $1.5 billion or 21% increase compared to 2003, while yields improved 81 basis points to 4.65%. Interest income and portfolio yields benefited from higher market interest rates. Portfolio cash flows were reinvested at higher yields, while premium amortization slowed due to lower prepayment activity. During 2003, yields and income were negatively impacted by increased prepayment activity, which shortened our security portfolios’ anticipated lives and accelerated premium amortization. Net premium amortization affected security yields by 21 basis points during the current as quarter compared to 118 basis points in the comparable 2003 period.

     Average interest bearing liabilities increased $3.7 billion to $19.0 billion, while funding costs declined 4 basis points to 1.63%. Although we experienced an increase in market interest rates during the period, overall funding costs declined as interest earning assets growth, primarily loans, was funded with low cost core deposits. (defined as Demand, Savings, NOW and Money Market deposits)

     Average demand deposits grew $1.6 billion or 44% to $5.4 billion during the third quarter of 2004. Total demand deposits contributed 78 basis points to our net interest margin this quarter compared to 57 basis points in the same period of 2003. At period end, demand deposits represented 28% of total deposits. Core deposits increased $3.1 billion or 40% to $11.0 billion, while the corresponding cost of funds increased 10 basis points to 83 basis points. Core deposits have traditionally provided us with a low cost funding source, which benefits our net interest margin and net interest income. These core deposits favorably enhance the value of our franchise and are historically less sensitive to the potential impact of rising interest rates. Average time deposits, excluding the $1.3 billion acquired from TCNJ, decreased $.6 billion, while their related cost also declined 27 basis points from the prior year quarter. We believe that certain time deposit customers are only attracted by rate and not customer service. We do not actively compete in our market for these time deposits since their average cost is significantly higher than our average core deposit cost.

     Average total borrowings declined $.2 billion to $4.3 billion in the third quarter 2004 compared to 2003, while the related cost of funds increased 54 basis points to 3.84%. Average borrowings represented 22% of total interest bearing liabilities as compared to 29% during the third quarter of 2003, a direct result of our growth in core deposits. Certain collateralized borrowings were extended and their costs fixed through the use of interest rate swaps, which increased interest expense by approximately $1.5 million and $2.7 million for the third quarters of 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, these swaps increased interest expense by $6.6 million and $21.2 million, respectively. The decline in swap related interest expense is primarily due to the maturity of $850 million in 2003. (See “Condensed Notes to the Consolidated Financial Statements – Note 9 – Derivative Financial Instruments” for additional information).

     During the latter part of 2003, interest rate swaps were used to convert $500 million of Subordinated Debt from fixed to floating indexed to three-month LIBOR. For the three months ended September 30, 2004 and 2003, these swaps decreased interest expense by approximately $2.2 million and $2.6 million, respectively. Interest rate swaps were also used to convert $245 million in Junior Subordinated Debt from fixed to floating indexed to three-month LIBOR. For the three months ended September 30, 2004, and 2003, these swaps decreased interest expense by approximately $3.1 million and $3.3 million, respectively. (See “Condensed Notes to the Consolidated Financial Statements – Note 9 – Derivative Financial Instruments” for additional information).

Provision and Allowance for Loan Losses

     The provision for loan losses totaled $6.5 million for the third quarter of 2004, unchanged when compared to the same period in 2003. As of September 30, 2004, the ratio of the allowance for loan losses to non-performing loans was 815% and the allowance for loans losses to total loans was 87 basis points. Net charge-offs, as an annualized percentage of average loans, was 15 basis points in the third quarter of 2004. (See “ Condensed Notes to the Consolidated Financial Statements Note-1 — Summary of Significant Accounting Policies – Critical Accounting Estimates” for additional information).

Non-Interest Income

     Non-Interest income increased $8.1 million or 24% to $42.1 million in the third quarter of 2004 compared to $34.0 million in 2003. Customer related fees and service charges grew $4.7 million or 22% to $25.4 million resulting from the acquisition of TCNJ, continued growth in core deposits, expansion of both our retail and commercial customer base, and a broadened use of fee based services. Growth in non-interest income was partially offset by a $1.5 million decline in mortgage banking income reflecting decreased origination, refinancing and sales activity from record highs during 2003. Net securities gains recognized during the third quarter of 2004 were $4.3 million as compared to securities gains of $.4 million in prior year period. Gains recognized during 2004 and 2003 were derived primarily from the sale of certain corporate debt and equity securities.

Non-Interest Expense

     Non-interest expense grew $29.7 million or 35% to $114.5 million in the third quarter of 2004 compared to $84.8 million in the third quarter of 2003. Contributing to this increase was an additional $16.5 million in employee compensation and benefits, $5.1 million in occupancy and equipment costs and $6.0 million in other operating expenses. Each of these expense categories were impacted by the acquisition of TCNJ. The current quarter reflects the first full quarters’ impact of operating the TCNJ business. Employee compensation and benefits was also impacted by the hiring of several senior lenders and support staff. Also contributing to the increase were the opening of de novo branches, annual merit increases, increased health insurance and pension costs and growth in incentive based compensation linked to deposit and fee income generation. Total incentive based compensation represented approximately 24% of total employee compensation and benefits during the period. Increases in occupancy and equipment costs are due to the increase in the number of branches from the TCNJ merger, the opening of new branches, investments in existing facilities, technology upgrades, the implementation of new business initiatives and support systems. We have made, and will continue to make, significant capital investments in technology and delivery channels to provide our customers with a wide array of easy to use and competitively priced products and services. Other operating expenses were also impacted by other customer related programs and expenses. The increase in amortization of identifiable intangibles was due to the core deposit intangible associated with the TCNJ acquisition.

     The efficiency ratio, representing the ratio of non-interest expense excluding amortization of identifiable intangible assets to net interest income on a tax equivalent basis and non-interest income, excluding securities gains, was 37.6% and 36.3% for the three and nine months ended September 30, 2004, respectively. This ratio was impacted by the hiring of several senior lenders and support staff and will continue to be impacted in the near term due to the timing of merging GreenPoint Bank with North Fork Bank.

Income Taxes

     Our effective tax rate for both the three and nine months ended September 30, 2004 was 33.7%, as compared to our effective tax rate for the three and nine months ended September 30, 2003 of 33.7% and 33.9%, respectively.

Financial Condition

Loan Portfolio

     Loans grew $1.8 billion or 15% to $15.9 billion, (exclusive of the $2.1 billion in loans acquired from TCNJ) for the quarter ended September 30, 2004, compared to $12.0 billion at September 30, 2003. Loan growth on a linked quarter basis was approximately $480 million, an annualized growth rate of 13%. Loan demand continues to remain strong in most categories. Based on the current loan pipeline, growth in the fourth quarter should remain consistent with the first nine months of 2004.

     Commercial and commercial mortgage portfolios increased $1.6 billion or 37% due to the acquisition of TCNJ, our expanded presence in the New York City market, small business lending initiatives and robust equipment and lease financing activity. We focus on these higher yielding and interest rate sensitive loans that generate core deposit relationships. Multi-family loan growth was $ .2 billion during the period; however, it continues to be tempered by our decision not to compete with the more liberal underwriting terms and rate structures offered by certain competitors. Residential loans increased as we portfolio adjustable rate mortgages, which comprise a significant portion of our origination volume. Consumer loans, which are mostly comprised of auto loans, have been negatively impacted by automobile manufacturers offering aggressive incentives and zero percent financing. Loan growth, excluding the completed and pending acquisitions, for the remainder of 2004 will approximate last year’s experience. (See “Condensed Notes to the Consolidated Financial Statements – Note – 4 –Loans” for additional information)

     Mortgage loans are primarily secured by real estate in the New York Metropolitan area. The segments of the real estate portfolio are diversified in terms of risk and repayment sources. The underlying collateral includes multi-family apartment buildings, residential 1 — 4 family homes and owner occupied/non-owner occupied commercial properties. The risks inherent in these portfolios are dependent on both regional and general economic stability, which affect property values, and our borrowers’ financial well being and creditworthiness.

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

     Real estate underwriting standards include various limits on loan-to-value ratios based on property types, real estate location, property condition, quality of the organization managing the property, and the borrower’s creditworthiness. They also address the viability of the project including occupancy rates, tenants and lease terms. Additionally, underwriting standards require appraisals, periodic property inspections and ongoing monitoring of operating results.

     Commercial loans are made to small and medium sized businesses and include loans collateralized by security interests in lease finance receivables. The commercial mortgage and commercial loan portfolios contain no foreign loans to developing countries (“LDC”). Consumer loans consist primarily of new and used automobile loans originated through a network of automobile dealers. The credit risk in auto lending is dependent on the borrower’s creditworthiness and collateral values. The average consumer loan is generally between $15 — $25 thousand and has a contractual life of approximately 60 months. The consumer loan portfolio does not contain higher risk credit card or sub prime loans. Land loans are used to finance the acquisition of vacant land for future residential and commercial development. Construction loans finance the building and rehabilitation of residential and multi-family projects, and to a lesser extent, commercial developments. The construction and land development portfolios do not contain any high-risk equity participation loans (“AD&C” loans).

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

     Several initiatives were undertaken by management to expand its commercial loan and deposit generation capabilities. They included hiring several senior lenders and support personnel in New Jersey, allowing us to leverage our recent acquisition of TCNJ and to grow in Long Island by strengthen our middle market commercial lending division. We also formed an asset based/structured finance subsidiary (North Fork Business Capital Corp.) led by approximately 25 seasoned lenders and support personnel. North Fork Business Capital Corp. will serve middle market businesses through four offices located throughout the country. Substantially, all these new employees joined us effective July 1, 2004.

Securities Portfolio

     Securities grew $1.8 billion or 25% to $8.8 billion for the quarter ended September 30, 2004, compared to $7.0 billion at September 30, 2003. The growth achieved during the period was due to $1.4 billion in securities acquired from TCNJ. At September 30, 2004, Mortgage Backed Securities represented 79% of total securities, providing continuous sources of cash flow that are affected by changes in interest rates. MBS’s represent pass-through certificates guaranteed by GNMA, FHLMC or FNMA and collateralized mortgage-backed obligations (“CMO’s”) backed by government agency pass-through certificates or whole loans. CMO’s, by virtue of the underlying collateral or structure, are AAA rated and conservative current pay sequentials or PAC structures. (See “Condensed Notes to the Consolidated Financial Statements – Note – 3 –Securities” for additional information)

     Our strategy for managing the MBS portfolio is to maintain a short weighted average life and duration. This short average life provides us with cash flows to proactively manage as market conditions change. Cash flows may be reinvested in securities at current market rates, utilized to pay off short term borrowings, and/or fund loan growth. The weighted average life and duration of the MBS portfolio was 3.7 and 3.0 years, respectively at September 30, 2004.

     The yield and fair value of securities, specifically the MBS portfolio, are impacted by changes in market interest rates and related prepayment activity. Given our current portfolio composition, related prepayment activity should decrease in a rising interest rate environment, extending the portfolio’s weighted average life. Accordingly, net premiums on the portfolio would be amortized against interest income over a longer period of time, resulting in higher MBS portfolio yields and interest income. Conversely, the opposite would occur in a declining interest rate environment. At September 30, 2004, net premiums total $32.3 million and represented approximately 47 basis points of the outstanding balance of MBS’s.

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

     When purchasing securities, we consider the overall interest-rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing the securities portfolio, available-for-sale securities may be sold as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, and/or following the completion of a business combination.

Deposits

     Total deposits increased $5.3 billion or 36% to $20.1 billion at September 30, 2004, compared to September 30, 2003. TCNJ contributed $2.8 billion of this growth, while the balance was achieved through our continued efforts to grow core deposits (demand, savings, NOW and money market deposits).

     We do not actively compete for higher costing time deposits as we believe that customers seeking these products are only attracted by rate and not customer service. Core deposits, excluding $1.8 billion from TCNJ, increased $2.9 billion or 24% at September 30, 2004, compared to the same date in 2003. The primary factors contributing to core deposit growth include: (i) the continued expansion of our retail branch network, (ii) the ongoing branch upgrade program providing for greater marketplace identity, (iii) expanded branch hours providing additional accessibility and convenience, (iv) commercial loan growth and (v) incentive based compensation linked to deposit growth.

     During the past several years, the goal has been to expand our presence in Manhattan where growth has outpaced all other regions. Manhattan deposits comprised 21% of total deposits and accounted for 47% of deposit growth (excluding TCNJ) over the 12 month period ended September 30, 2004. We believe that this over-consolidated, yet fragmented market provides opportunities to grow our commercial banking business. The following table presents the composition of total deposits, while more specifically highlighting Manhattan and New Jersey for the periods ended:

	September 30,	December 31,	September 30,
(in thousands)	2004	2003	2003
Manhattan (28 branches)
Demand	$1,268,146	$1,027,017	$889,349
Savings, Now & Money Market	2,691,871	1,897,448	1,906,853
Time	362,401	370,095	345,076

Total	$4,322,418	$3,294,560	$3,141,278

New Jersey (73 branches)
Demand	$556,377	—	—
Savings, Now & Money Market	1,225,783	—	—
Time	1,055,548	—	—

Total	$2,837,708	—	—

All Other Locations (157 branches)
Demand	$3,749,638	$3,053,117	$3,054,157
Savings, Now & Money Market	7,141,382	6,392,711	6,126,267
Time	2,097,058	2,375,727	2,495,536

Total	$12,988,078	$11,821,555	$11,675,960

Total (258 branches)
Demand	$5,574,161	$4,080,134	$3,943,506
Savings, Now & Money Market	11,059,036	8,290,159	8,033,120
Time	3,515,007	2,745,822	2,840,612

Total	$20,148,204	$15,116,115	$14,817,238

     Commercial demand deposit balances aggregated $3.8 billion or 69% of total demand deposits as compared to $2.6 billion or 66% of total demand deposits at September 30, 2003. Once again, these advances were achieved by our expanded branch network, especially the Manhattan locations, and our strong commercial loan growth and the TCNJ acquisition. Our expansion strategy coupled with the continued maturity of existing branches and our commercial loan growth should result in continued deposit growth during 2004.

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

     The Board has established certain policy limits for the potential volatility of net interest income as projected by the simulation model. Volatility is measured from a base case where rates are assumed to be flat and is expressed as the percentage change, from the base case, in net interest income over a twelve-month period. As of September 30, 2004, we were operating within policy limits.

     The simulation model is kept static with respect to the composition of the balance sheet and, therefore does not reflect our ability to proactively manage in changing market conditions. We may choose to extend or shorten the maturities of our funding sources. We may also choose to redirect cash flows into assets with shorter or longer durations or repay borrowings. As part of our overall interest rate risk management strategy, we periodically use derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. This interest rate risk management strategy can involve modifying the repricing characteristics of certain assets and liabilities utilizing interest rate swaps, caps and floors. We did not enter into or maintain interest rate caps/floors and collars as part of our risk management strategy during the periods presented. (See “Condensed Notes to the Consolidated Financial Statements – Note 9 – Derivative Financial Instruments” for additional information).

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

     The following table reflects the estimated change in projected net interest income for the next twelve months assuming a gradual increase or decrease in interest rates over a twelve-month period:

(dollars in millions)	Changes in Net Interest Income
Change in Interest Rates	$ Change	% Change
+ 200 Basis Points	$(5.7)	(0.55)%
+ 100 Basis Points	$(4.7)	(0.46)%
- 100 Basis Points	$(19.1)	(1.84)%
Board Policy Limit	N/A	(10.00)%

The objective of our interest rate risk management process is to limit the variability of net interest income in future periods under various interest rate scenarios. Another measure we monitor is based on market risk. Market risk is the risk of loss from adverse changes in market prices primarily driven by changes in interest rates. We calculate the value of assets and liabilities using net present value analysis with upward and downward changes (“shocks”) of 200 basis points to market interest rates. The net changes in the calculated values of the assets and liabilities are tax effected and reflected as an impact to the market value of equity.

     The following table reflects the estimated change in the market value of equity assuming an immediate increase or decrease in interest rates.

(dollars in millions)	Market Value of Equity
Change in Interest Rates	$ Change	% Change
+ 200 Basis Points	$(246.9)	(3.50)%
Flat Interest Rates	—	—
- 200 Basis Points	$(285.3)	(4.00)%
Board Policy Limit	N/A	(40)%

     The market value of equity changes exhibit a lack of symmetry (i.e. market values decline in both rising and declining rate scenarios) due to the current low interest rate environment as our short term liability rates do not benefit from the full impact of rate decreases. Therefore, these liabilities do not experience the same market value decline as our assets.

Liquidity Risk Management

     The objective of liquidity risk management is to meet our financial obligations and capitalize on new business opportunities. These obligations include the payment of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature and the ability to fund new and existing loans and investments as opportunities arise.

     The Company’s primary funding source is dividends from North Fork Bank. There are various federal and state banking laws and guidelines limiting the extent to which a bank subsidiary can finance or otherwise supply funds to its holding company. At September 30, 2004, dividends for North Fork Bank were limited under such guidelines to $788 million. From a regulatory capital standpoint, North Fork Bank, with its current balance sheet structure, had the ability to dividend approximately $200 million, while still meeting the criteria for a well-capitalized institution under regulatory guidelines. Additional sources of liquidity include borrowings, the sale of available-for-sale securities, and funds available through the capital markets.

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

     Our banking subsidiaries have the ability to borrow an additional $7.7 billion on a secured basis, utilizing mortgage related loans and securities as collateral. At September 30, 2004, we had $1.6 billion in advances and repurchase agreements outstanding with the FHLB.

     We also maintain arrangements with correspondent banks to provide short-term credit for regulatory liquidity requirements. These available lines of credit aggregated $1.8 billion at September 30, 2004.

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

     As of September 30, 2004, the most recent notification from the various regulators categorized the Company and our subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a Total Risk Adjusted Capital Ratio of at least 10%, a Tier 1 Capital Ratio of at least 6%, a Leverage Ratio of at least 5%, and not be subject to any written order, agreement or directive. Since such notification, there are no conditions or events that management believes would change this classification.

     On May 6, 2004, the Board of Governors of the Federal Reserve System issued a notice of proposed rulemaking in regards to Trust Preferred Securities and the definition of capital. In general, the Board of Governors proposed to allow the continued inclusion of outstanding and prospective issuances of Trust Preferred Securities in Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The quantitative limits would become effective after a three year transition period. As of September 30, 2004, we would still exceed the well capitalized threshold under the regulatory framework for prompt corrective action assuming the exclusion of Capital Securities from Tier 1 Capital.

     The following table sets forth our risk-based capital amounts and ratios as of:

	September 30, 2004		September 30, 2003
(dollars in thousands )	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$1,652,047	10.12%	$1,237,188	10.19%
Regulatory Requirement	652,820	4.00%	485,532	4.00%
Excess	$999,227	6.12%	$751,656	6.19%

Total Risk Adjusted Capital	$2,290,769	14.04%	$1,859,718	15.32%
Regulatory Requirement	1,305,640	8.00%	971,063	8.00%
Excess	$985,129	6.04%	$888,655	7.32%

Total Risk Weighted Assets	$16,320,501		$12,138,291

     At September 30, 2004 and 2003, the Leverage Ratio was 6.32% and 6.06%, respectively. North Fork Bank’s Tier 1 Capital, Total Risk Based and Leverage Ratios were 10.39%, 11.25%, and 6.47%, respectively, at September 30, 2004. Superior Savings of New England’s Tier 1 Capital, Total Risk Based and Leverage Ratios were 16.86%, 17.47% and 7.73%, respectively, at September 30, 2004.

     On September 28, 2004, the Board of Directors declared a 3-for-2 stock split and a 10% increase in its regular quarterly cash dividend from $.30 per common share to $.33 per common share (Pre-split basis). The dividend payment and the stock split distribution will be made on November 15, 2004 to shareholders of record at the close of business on October 29, 2004. Diluted earnings per common share on a post stock split basis was $.47 and $1.37 per share for the three and nine months ended September 30, 2004, respectively as compared to $.42 and $1.28 per share for the three and nine months ended September 30, 2003, respectively.

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

Item 4. Controls and Procedures

     (a) Disclosure Controls and Procedures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, including this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides common stock repurchases made by us or on our behalf during the period:

		Average	Total Number of	Maximum Number of
	Total Number	Price	Shares Purchased as	Shares that May Yet Be
	of Shares	Paid Per	Part of Publicly	Purchased Under the
Period	Purchased (1)	Share	Announced Program	Program (2)
July 1, 2004 – July 31, 2004	—	n/a	—	2,829,100 Shares
August 1, 2004 – August 31, 2004	—	n/a	—	2,829,100 Shares
September 1, 2004 - September 30, 2004	—	n/a	—	2,829,100 Shares

(1)	We did not repurchase shares of our common stock during the third quarter of 2004, pursuant to the repurchase program (the “Program”) that we publicly announced in June 2003.

(2)	In June 2003, our board of directors approved the repurchase of up to 8 million shares of our common stock, which represented 5% of the shares outstanding at such time. Unless terminated earlier by resolutions of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase under the program.

Item 4. Submission of Matters to a Vote of Security Holders

     On August 31, 2004, North Fork held a special meeting of stockholders (the “Special Meeting”) to consider and vote upon a proposal to adopt the Agreement and Plan of Merger, dated as of February 15, 2004, by and between North Fork and GreenPoint, pursuant to which GreenPoint would merge with and into North Fork.

     At the Special Meeting, 116,075,304 shares were voted for the proposal, 529,503 shares were voted against the proposal, and 1,020,033 shares abstained.

Item 6. Exhibits

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

Date: November 9, 2004	North Fork Bancorporation, Inc.
/s/ Daniel M. Healy

Daniel M. Healy
Executive Vice President and Chief Financial Officer