Form 10-K
period 2004-12-31
NORTH FORK BANCORPORATION INC
filed 2005-03-16
CIK 352510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
Commission File Number 1-10458
NORTH FORK BANCORPORATION, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-3154608
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

275 BROADHOLLOW ROAD, MELVILLE, NEW YORK (Address of principal executive offices)	11747 (Zip Code)
(Registrant’s telephone number, including area code)
(631) 844-1004
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Title of Class
      Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      As of June 30, 2004, the aggregate market value of the registrant’s common stock (based on the average stock price on June 30, 2004) of the registrant held by non-affiliates of the registrant was approximately $6,204,180,890.
      As of March 1, 2005, there were 475,340,721 shares of the registrant’s common stock outstanding.

NORTH FORK BANCORPORATION, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2004

DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the North Fork Bancorporation, Inc. definitive Proxy Statement for its 2005 annual meeting of shareholders to be held on May 3, 2005, are incorporated by reference in this Annual Report on Form 10-K in response to items under Part III.
FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which by their nature, are inherently uncertain and beyond our control. Forward-looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly”.
      Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, expected or anticipated revenues, results of operations and our business, with respect to:

•	projections of revenues, income, earnings per share, capital expenditures, assets, liabilities, dividends, capital structure, or other financial items;

•	statements regarding the adequacy of the allowance for loan losses or other reserves;

•	descriptions of plans or objectives of management for future operations, products, or services, including pending acquisition transactions;

•	statements of expected cost savings and revenue enhancements from implementation of pending business plans, including acquisitions, expansion transactions and reorganizations;

•	forecasts of future economic performance; and

•	descriptions of assumptions underlying or relating to any of the foregoing.
      By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.
      Factors which could cause or contribute to such differences include, but are not limited to:

•	general business and economic conditions on both a regional and national level

•	worldwide political and social unrest, including acts of war and terrorism

•	competitive pressures among financial services companies which may increase significantly

•	competitive pressures in the mortgage origination business which could have an adverse effect on gain on sale profit margins

•	changes in the interest rate environment may negatively affect interest margins and mortgage loan originations

•	changes in the securities and bond markets

•	changes in real estate markets, including possible erosion in values, which may negatively affect loan origination and portfolio quality

•	legislative or regulatory changes, including increased regulation of our businesses, including enforcement of the US Patriot Act

•	technological changes, including increasing dependence on the Internet

•	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board

•	accounting principles, policies, practices or guidelines
      Readers are cautioned that any forward-looking statements made in this report or incorporated by reference in this report are made as of the date of this report, and, except as required by applicable law, we assume no obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. You should consider these risks and uncertainties in evaluating forward-looking statements and you should not place undue reliance on these statements.

PART I

Item 1 —	Business
General Description of Our Company and Business
      We are a regional bank holding company organized under the laws of the State of Delaware with principal banking operations in the Tri-state area. We are among the 20 largest banking organizations in the United States, with approximately $60 billion in total assets at December 31, 2004.
      In 2004, we completed two strategically important acquisitions, GreenPoint Financial Corp. (“GreenPoint”), with $27 billion in total assets, and The Trust Company of New Jersey (“TCNJ”), with $4.1 billion in total assets. The TCNJ acquisition represented our first significant expansion into a state other than New York. In the GreenPoint transaction, we acquired both a New York based retail banking operation, GreenPoint Bank, and a separate nationwide mortgage banking business, GreenPoint Mortgage Funding Inc. headquartered in Novato, California. On February 21, 2005, we completed the integration of GreenPoint’s banking operations into our own, with the merger of GreenPoint Bank into our principal subsidiary, North Fork Bank, a New York State chartered commercial bank. We continue to operate GreenPoint Mortgage Funding Inc. (“GreenPoint Mortgage” or “GPM”), as a separate business. ( See “Recent Acquisitions,” below for additional information).
      North Fork Bank now operates from 355 retail bank branches, located in the Tri-state area. This market area includes all five boroughs of New York City, the remaining portions of Long Island, the New York counties of Westchester and Rockland located north of New York City, and adjacent regions in New Jersey. This geographic area represents one of the most densely populated and wealthiest markets in the nation. Our main offices are in Melville, New York, on the border of Suffolk and Nassau Counties on Long Island. North Fork Bank is the third largest bank in the New York Metropolitan area in terms of deposits, and provides a full range of banking products and financial services to customers, including middle market and small business organizations, and local government units, as well as individual retail customers. Our non-bank subsidiaries, which operate principally through the retail bank network, offer other financial products and services to our clients, including asset management, securities brokerage and alternative investment products. We also operate a second subsidiary bank, Superior Savings of New England, N.A. (“Superior Savings”), headquartered in Branford, Connecticut, which focuses on telephonic and media-based generation of deposits principally in the Northeast.
      Our holding company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. It is not currently a “financial holding company” as defined under federal law.
      As a result of the recent acquisitions, our activities are internally organized for functional and management reporting purposes into two operating segments: Retail Banking and Mortgage Banking.
      Our principal business is retail banking — extending loans, accepting customer deposits and providing related fee-based services and products including alternative investment products. As a result of the GreenPoint acquisition, we now operate a national mortgage company that is engaged in the business of originating, selling, and servicing a wide variety of mortgages secured primarily by 1-4 family residences and small commercial mortgages. This constitutes a separate operating segment under applicable financial reporting standards. Additional information on our reporting of these separate operating segments is included elsewhere in this Form 10-K, in Item 8, Notes to Consolidated Financial Statements, Note 20 — “Business Segments.”
      Retail Banking Operations. Our retail banking operations, principally conducted through North Fork Bank, are centered in New York, New Jersey and to a lesser extent Connecticut (also referred to as the Tri-state area), although, due in part to recent acquisitions and the hiring of several seasoned bankers from larger financial institutions, our customer base has expanded to include businesses and individuals located throughout the United States. Our business customers include a significant number of small and medium-sized enterprises in addition to businesses having regional or national profiles.

      We provide a full range of banking products and services principally through the retail network. Our lending operations emphasize both commercial and consumer loans. We are a significant provider of commercial and commercial real estate loans, multi-family mortgage loans, construction and land development loans, asset-based lending services, lease financing and business credit services, including lines of credit. Our consumer lending operations emphasize indirect automobile loans, as well as a wide variety of other installment loans. We offer our clients a complete range of deposit products through our bank branch network and on-line banking services. Through our second subsidiary bank, Superior Savings, we also offer deposit products telephonically. We provide our clients, both commercial and consumers, with a full complement of cash management services including on-line banking, and offer directly or through our securities and insurance affiliates alternative investment products. We provide trust, investment management and custodial services through North Fork Bank’s Trust Department and investment advisory services through our registered investment adviser. We do not engage in international lending or banking.
      We actively participate in community development lending, both through North Fork Bank and through a separate community development subsidiary.
      Mortgage Banking. We recently entered into this line of business with our fourth quarter 2004 acquisition of GreenPoint. Through GreenPoint Mortgage we originate single-family and small commercial mortgages throughout the country. The primary origination channel employed by GPM, which makes up approximately 97% of originations, is a national wholesale loan broker and correspondent lender network. These relationships can range from single-person broker shops to large financial institutions. The balance of originations are sourced directly with consumers on a retail platform.
      GPM offers a broad range of mortgage loan products to provide maximum flexibility to its borrowers. These products include jumbo mortgage loans, specialty mortgage loans, home equity loans and to a lesser extent conforming agency mortgage loans. The specialty mortgage loan category includes loans that may fail to satisfy certain elements of agency underwriting criteria, such as those relating to documentation, employment history, income verification, loan–to–value ratios, qualifying ratios, or other compensating factors. These loans serve a particular niche of borrowers willing to pay a premium in the form of potentially higher interest rates in return for more expedient loan processing by virtue of providing less income and asset information, as compared to loans underwritten in conformance with agency standards. These loans are also referred to as Alternative “A” (Alt-A) or NoDoc loans.
      Loan amount limits, maximum loan-to-value ratios and loan pricing are guided by an evaluation of a borrower’s credit history and the loan purpose. This evaluation results in a borrower being classified in a particular loan level category, to which lending parameters have been ascribed by GPM. In making this determination, GPM obtains credit verification from three independent credit bureaus prior to entering into a loan commitment. Factors considered in making the commitment include the number and length of time credit lines have been outstanding, prior mortgage loan payment histories, performance on installment loans and revolving lines of credit, collection and charge-off experience, and prior bankruptcies and foreclosures. GPM also considers a credit score ascribed to the borrower under a credit evaluation methodology developed by Fair, Isaac and Company (“FICO”). FICO risk scores rank-order consumers according to the likelihood that their credit obligations will be paid as expected.
      After origination, GPM packages mortgage loans for whole loan sale into the secondary market and, from time to time, for securitization. Also, certain products are retained in the Bank’s loan portfolio. GPM generally does not retain credit risk for whole loan sales beyond standard representations and warranties. GPM has established loan distribution relationships with various financial institutions such as banks, investment banks, broker-dealers, and REITs, as well as both the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively “the Agencies”).
      GPM also engages in mortgage loan servicing, which includes customer service, escrow administration, default administration, payment processing, investor reporting and other ancillary services related to the general administration of mortgage loans. GPM’s servicing portfolio consists of mortgage loans held for sale by GPM, mortgage loans held for investment by our retail bank and mortgage loans it has originated and sold to third parties, and for which it has retained the right to service. As of December 31, 2004, GPM’s mortgage servicing portfolio consisted of loans with an aggregate principal balance of approximately $43 billion, of which approximately $28 billion is serviced for investors other than North Fork Bank. GPM can realize the value embedded in its mortgage loan servicing portfolio immediately by selling its mortgage loan servicing rights or, alternatively, it can realize the value gradually over the life of the mortgage loan servicing portfolio through the receipt of monthly mortgage loan servicing fees and imputed interest.
Competition
      Our principal competitors in our retail banking operations are the other major commercial banks engaged in the retail banking business in the Tri-state area. We also compete with smaller independent commercial banks doing business in the area for loans and deposits, with local savings and loan associations and savings banks for deposits, with credit unions for deposits and consumer loans, with insurance companies and money market funds for deposits, and with local consumer finance organizations and the financing affiliates of consumer goods manufacturers (especially automobile manufacturers) for consumer loans. Notwithstanding our recent acquisitions, our principal competitors are substantially larger institutions with easier access to funding sources and greater capital bases, which may enable them to better withstand periods of severe market pressure. In setting rate structures for our retail banking products, we refer to a wide variety of financial information and indices, including the rates charged or paid by the other major commercial banks in the region and the rates fixed periodically by smaller, local competitors. Our second subsidiary bank, Superior Savings, competes with the other financial institutions that focus on telephonic and media-based generation of deposits in the Northeast.
      GreenPoint Mortgage experiences competition primarily from other large mortgage banking companies with nationwide origination networks, as well as from commercial banks and savings and loans with significant mortgage banking operations. Competition in the mortgage industry may occur on various levels, including loan origination, mortgage servicing, marketing and pricing. Many of our mortgage banking competitors are substantially larger and have more capital and additional resources than our operations. Many of our competitors are well established in the specialty mortgage loan market and a number of others are recent entrants into that market seeking the relatively attractive profit margins currently associated with specialty mortgage loan products. To the extent market pricing for specialty mortgage loan products becomes more competitive, it may be more difficult for us to originate and purchase mortgage loans with attractive yields in sufficient volume to maintain historical profit margins.
      Our ability to compete effectively in both retail banking and mortgage banking depends on the relative performance of our products and services, the degree to which our products and services appeal to customers and the extent to which we are able to meet customers’ objectives and needs. In addition, our ability to compete depends on our ability to continue to attract and retain our senior management as well as other key personnel.
Capital and Liquidity
      Information regarding our capital and liquidity is included elsewhere in this Form 10-K, in Item 7, Management’s Discussion and Analysis — “Capital,” Item 7A, Quantitative & Qualitative Disclosures about Market Risk — “Liquidity Risk Management”, and Item 8, Notes to Consolidated Financial Statements, Note 16 — “Capital.”
Recent Acquisitions
      We completed two strategically important acquisitions in 2004, GreenPoint Financial Corp., the largest thrift organization headquartered in New York State, and The Trust Company of New Jersey, the fourth largest commercial bank headquartered in New Jersey.
      On October 1, 2004, we acquired GreenPoint in a transaction involving the merger of GreenPoint’s holding company into our holding company. In the merger, GreenPoint’s shareholders received 1.0514 shares of our common stock for each of their shares of GreenPoint common stock, for a total issuance of 210.3 million shares (adjusted for the three-for-two stock split) of our common stock (excluding shares reserved for issuance under converted GreenPoint options). As a result of the transaction, we acquired $27 billion in assets, $6.8 billion in securities, $5.1 billion in loans held-for-sale, $12.8 billion in loans held-for-investment, $12.8 billion in deposits, $11.4 billion in borrowings, and 95 branches located in and around New York City. We also acquired GreenPoint’s mortgage banking operations, GreenPoint Mortgage Funding Inc., which had total originations of $39.8 billion in 2004. On February 21, 2005, we completed the integration of GreenPoint’s retail banking operations into our own by merging GreenPoint Bank into North Fork Bank. We continue to operate GreenPoint’s mortgage banking business as a separate subsidiary.
      On May 14, 2004, we acquired TCNJ, a New Jersey state-chartered bank, in a transaction involving a stock-for-stock exchange. In the transaction, TCNJ was merged into North Fork Bank and TCNJ shareholders received one share of our common stock for each of their shares of TCNJ common stock, for a total issuance of 27.8 million shares (adjusted for the three-for-two stock split) of our common stock (excluding shares reserved for issuance under converted TCNJ options). As a result of the transaction, we acquired $4.1 billion in total assets, $3.2 billion in deposits and $2.1 billion in loans, together with 73 bank branches in New Jersey.
      In addition to the 2004 transactions, we have also completed thirteen acquisition transactions since 1988. Twelve of these acquired entities were either thrift companies or smaller commercial banks. We also acquired one investment advisory entity. We summarize below the three other acquisitions completed in the preceding five calendar years.
      In November 2001, we purchased the domestic banking business of Commercial Bank of New York (“CBNY”) for approximately $175 million in cash. The acquired business consisted of $1.2 billion in total assets, $310 million in loans and $898 million in deposits. At closing of the transaction, we merged CBNY into North Fork Bank. Also acquired were CBNY’s fourteen retail bank branches, nine located in the New York City borough of Manhattan.
      In February 2000, we acquired Reliance Bancorp, Inc. (“Reliance”), the parent company of Reliance Federal Savings Bank, in a transaction accounted for under the purchase method of accounting. The exchange ratio in the acquisition was 2.0 shares of our common stock for each share of Reliance’s common stock outstanding, or a total issuance of 17.1 million of our common shares (pre-split); (excluding shares reserved for issuance under converted Reliance options). At closing of the transaction, we merged Reliance Federal Savings Bank into North Fork Bank. In the transaction, we acquired $2.4 billion in total assets, $.9 billion in net loans and $1.5 billion in deposits, and 29 bank branches on Long Island and in the New York City borough of Queens.
      In February 2000, we acquired JSB Financial, Inc. (“JSB”), the parent company of Jamaica Savings Bank, in a transaction accounted for under the pooling of interest method of accounting. The exchange ratio was 3.0 shares of our common stock for each share of JSB’s common stock outstanding for a total issuance of 28.3 million of our common shares (pre-split). At closing, Jamaica Savings Bank was merged into North Fork Bank. In the acquisition, we acquired $1.7 billion in total assets, $1.3 billion in loans and $1.1 billion in deposits, as well as 13 bank branches in and around New York City.
Stockholder Access to Additional Company Information
      We make available, free of charge, on or through the Investor Relations section of our website, our periodic and current reports filed with, or furnished to, the Securities and Exchange Commission (i.e., earlier annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K). Our internet address is www.northforkbank.com and the Investor Relations section of our website is accessed from the home page by clicking on Investor Relations. We post such reports on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Also posted on our website or available in print upon request of any shareholder to our Corporate Secretary’s office, are our Corporate Governance Guidelines, Business Code of Conduct, and the Charters of our Audit Committee, Compensation and Stock Committee, and Nominating and Governance Committee. Our Corporate Secretary’s office can be contacted at North Fork Bancorporation, Inc.; Attention: Corporate

Secretary’s office; 275 Broadhollow Road, Melville, NY 11747 by mail or by calling 631-501-4618 or through e-mail: through the Investor Relations section of our website, listed above.
SUPERVISION AND REGULATION
Laws and Regulations Applicable to Bank Holding Companies
      General. As a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), we are subject to regulation and supervision by the Federal Reserve Board (the “FRB”). The FRB has the authority to issue cease and desist orders or take other enforcement action against our holding company if it determines that our actions represent unsafe and unsound practices or violations of law. Regulation by the FRB is intended to protect depositors of our subsidiary banks and the safety and soundness of the U.S. banking system, not our stockholders.
      Limitation on Acquisitions. The BHC Act requires a bank holding company to obtain prior approval of the FRB before: (1) taking any action that causes a bank to become a controlled subsidiary of the bank holding company; (2) acquiring direct or indirect ownership or control of voting shares of any bank or bank holding company, if the acquisition results in the acquiring bank holding company having control of more than 5% of the outstanding shares of any class of voting securities of such bank or bank holding company, unless such bank or bank holding company is majority-owned by the acquiring bank holding company before the acquisition; (3) acquiring all or substantially all the assets of a bank; or (4) merging or consolidating with another bank holding company.
      Limitation on Activities. The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that qualify and register as “financial holding companies” are also able to engage in certain additional financial activities, such as merchant banking and securities and insurance underwriting, subject to limitations set forth in federal law. We are not at this date a “financial holding company.”
      Regulatory Capital Requirements. The FRB has promulgated capital adequacy guidelines for use in its examination and supervision of bank holding companies. If a bank holding company’s capital falls below minimum required levels, then the bank holding company must implement a plan to increase its capital, and its ability to pay dividends, make acquisitions of new banks or engage in certain other activities such as issuing brokered deposits may be restricted or prohibited.
      The FRB currently uses two types of capital adequacy guidelines for holding companies, a two-tiered risk-based capital guideline and a leverage ratio guideline. The two-tiered risk-based capital guideline assigns risk weightings to all assets and certain off-balance sheet items of the holding company’s banking operations, and then establishes a minimum ratio of the holding company’s “Tier 1” Capital to the aggregate dollar amount of risk-weighted assets (which amount is usually less than the aggregate dollar amount of such assets without risk weighting) and a minimum ratio of the holding company’s total capital (“Tier 1” Capital plus “Tier 2” Capital, adjusted) to the aggregate dollar amount of such risk-weighted assets. The leverage ratio guideline establishes a minimum ratio of the holding company’s Tier 1 Capital to its total tangible assets, without risk-weighting.
      Under both guidelines, Tier 1 Capital (sometimes referred to as “core capital”) is defined to include: common shareholders’ equity (including retained earnings), qualifying non-cumulative perpetual preferred stock and related surplus, qualifying cumulative perpetual preferred stock and related surplus, trust preferred securities, and minority interests in the equity accounts of consolidated subsidiaries (limited to a maximum of 25% of Tier 1 Capital). Goodwill and most intangible assets are deducted from Tier 1 Capital.
      For purposes of the total risk-based capital guidelines, Tier 2 Capital (sometimes referred to as “supplementary capital”) is defined to include: allowances for loan and lease losses (limited to 1.25% of risk-weighted assets), perpetual preferred stock not included in Tier 1 Capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, and intermediate-term subordinated debt instruments (subject to limitations). The maximum amount of qualifying Tier 2 Capital is 100% of qualifying Tier 1 Capital. For purposes of the total capital guideline, total capital equals Tier 1 Capital, plus qualifying Tier 2 Capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions.
      The FRB’s current capital adequacy guidelines require that a bank holding company maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8%, and a Tier 1 leverage ratio of 3% to 5%. Top performing companies may be permitted to operate with slightly lower Tier 1 leverage capital ratios, while poor performing or troubled institutions may be required to maintain or build higher Tier 1 leverage capital ratios.
      As of December 31, 2004, our holding company was in compliance with all of the FRB’s capital adequacy guidelines. Additional information on capital adequacy requirements is included elsewhere in this Form 10-K, in Item 7, Management’s Discussion and Analysis — “Capital,” and in Item 8, Notes to Consolidated Financial Statements, Note 16 — “Capital.”
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
Laws and Regulations Applicable to the Company’s Subsidiary Banks
      General. North Fork Bank, a New York state non-member bank, is subject to regulation, supervision and periodic examinations by the New York State Banking Department (“NYSBD”) and the Federal Deposit Insurance Corporation (“FDIC”). Superior Savings, is subject to regulation, supervision and periodic examinations by the Office of the Comptroller of the Currency (“OCC”). These bank regulatory agencies are empowered to issue cease and desist orders or take other enforcement action against the banks if they determine that the banks’ activities represent unsafe and unsound banking practices or violations of law. Regulation by these agencies is designed to protect the depositors of the banks and the safety and soundness of the U.S. banking system, not shareholders of the Company.
      Bank Regulatory Capital Requirements. The FDIC and the OCC have adopted minimum capital requirements applicable to state non-member banks and national banks, respectively. These bank capital requirements are similar to the capital adequacy guidelines established by the FRB for bank holding companies, discussed above under “Laws and Regulations Applicable to Bank Holding Companies — Regulatory Capital Requirements.”
      The federal bank regulators have established a five-category classification system for purposes of grading the capital adequacy of individual banks. Depending on the status of a bank’s capitalization under this classification system, federal law may require or permit the regulators to take certain corrective actions against the bank. The following are the five capital classifications:
      A bank is:

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

“undercapitalized” if it has a total Tier 1 leverage ratio that is less than 4% (or a Tier 1 leverage ratio that is less than 3%, if the bank has a CAMELS rating of 1) or a Tier 1 risk-based capital ratio that is less than 4% or a total risk-based capital ratio that is less than 8%;

“significantly undercapitalized” if it has a total Tier 1 leverage ratio that is less than 3% or a Tier 1 risk based capital ratio that is less than 3% or a total risk-based capital ratio that is less than 6%; and

“critically undercapitalized” if it has a Tier 1 leverage ratio that is equal to or less than 2%.
Federal banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized banks, that is, banks falling into one of the latter three categories set forth above. As of December 31, 2004, our bank subsidiaries were “well capitalized” under applicable requirements.
      Deposit Insurance and Assessments. The deposits of North Fork Bank and Superior Savings are insured by the FDIC’s Bank Insurance Fund, in general up to a maximum of $100,000 per insured depositor. Under federal banking regulations, insured banks are required to pay semi-annual assessments to the FDIC for deposit insurance. The FDIC’s assessment system requires insured banks to pay varying assessment rates, depending upon the level of the bank’s capital, the degree of supervisory concern over the bank, and the portion, if any, of the bank’s deposits attributable to the bank’s earlier acquisition of institutions insured under the FDIC’s Savings Association Insurance Fund. The FDIC has the authority to increase the annual assessment rates as necessary to ensure the safety of its insurance fund, without limitation.
      Limitations on Interest Rates and Loans to One Borrower. The rate of interest a bank may charge on certain classes of loans may be limited by state and federal law. If and when they apply, they may serve to restrict net interest income earned on certain classes of loans. Federal and state laws impose additional restrictions on the lending activities of banks including, among others, the maximum amount that a bank may loan to one borrower.
      Payment of Dividends. Our subsidiary banks are subject to federal and state bank corporation laws limiting the payment of cash dividends by banks. Typically, such laws restrict dividends to undivided profits generally or profits earned during preceding periods. In addition, under federal banking law, an FDIC-insured institution may not pay dividends while it is undercapitalized or if payment would cause it to become undercapitalized. The FDIC and the OCC also have authority to prohibit or to limit the payment of dividends by a bank if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.
      The USA Patriot Act. The USA Patriot Act of 2001, as amended (the “Patriot Act”), has broadened existing anti-money laundering legislation while imposing new compliance and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money-laundering transactions involving domestic or international customers. The U.S. Treasury Department has issued and will continue to issue regulations clarifying the Patriot Act’s requirements. The Patriot Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs.
      Recently, the regulatory agencies have intensified their examination procedures in light of the Patriot Act’s anti-money laundering and bank secrecy act requirements. The Company believes that its controls and procedures are in compliance with the Patriot Act.
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

      Transactions with Affiliates. Our subsidiary banks are subject to federal laws which limit certain transactions between banks and their affiliated companies, including loans, other extensions of credit, investments or asset purchases. Among other things, these laws place a ceiling on the aggregate dollar amount of such transactions expressed as a percentage of the bank’s capital and surplus. Furthermore, loans and extensions of credit from banks to their non-bank affiliates, as well as certain other transactions, are required to be secured in specified amounts. Finally, the laws require that such transactions with affiliates be on terms and conditions that are or would be offered to nonaffiliated parties. We carefully monitor our compliance with these restrictions on transactions between our banks and their affiliates.
      Other Laws. Our subsidiary banks are subject to a variety of other laws particularly affecting banks and financial institutions, including laws regarding permitted investments; loans to officers, directors and their affiliates; security requirements; anti-tying limitations; anti-money laundering, financial privacy and customer identity verification; truth-in-lending; permitted types of interest bearing deposit accounts; trust department operations; brokered deposits; and audit requirements.
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
      States may prohibit acquisitions of an in-state bank or bank branches by an out-of state bank or bank holding company controlling only out-of state banks, if such acquisition would result in the acquiring institution’s controlling more than a specified percentage of in-state deposits, provided such restriction applies as well to acquisitions of in-state banks or bank branches by in-state banking organizations.
Regulation of Mortgage Banking
      As a subsidiary of our principal bank, North Fork Bank, GreenPoint Mortgage is subject to regulation and supervision by the bank’s regulators, the NYSBD and the FDIC. As a separate subsidiary engaged in the business of mortgage banking on a nationwide basis, we are subject from time to time to licensing and other legal and regulatory requirements imposed by states in which we engage in significant business operations. These laws and regulations, which often are intended to protect consumers, may restrict our ability to change the fees or rates we would otherwise charge by agreement with customers, in connection with providing them mortgage lending services and products.
Regulation of Other Non-Banking Activities
      Federal and state banking laws affect the ability of bank holding companies and their subsidiary banks to engage, directly or indirectly through non-bank subsidiaries, in activities of a non-traditional banking nature, such as insurance agency, securities brokerage, or investment advisory activities. To the extent that we are authorized to engage and do engage in such activities, through our bank or non-bank subsidiaries, we comply with the applicable banking laws, as well as any other laws and regulations specifically regulating the conduct of these non-banking activities, such as the federal and state securities laws, regulations of self-regulatory organizations such as the National Association of Securities Dealers and state insurance laws and regulations. These laws and regulations are principally focused on protecting consumers rather than shareholders or other investors.
Changes in Law and Regulation Affecting the Company Generally
      Future Legislation. Various legislation is from time to time introduced in Congress and in the legislatures of states in which we do business. Such legislation may change our operating environment and the operating environment of our subsidiaries in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations, would have upon our financial condition or results of operations or upon our shareholders.
      Fiscal and Monetary Policies. Our business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the FRB are conducting open market operations in United States government securities, changing the discount rates of borrowings of depository institutions, imposing or changing reserve requirements against depository institutions’ deposits, and imposing or changing reserve requirements against certain borrowings by banks and their affiliates.
      These methods are used in varying degrees and combinations to directly effect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB have a material effect on our business, results of operations and financial condition.
      Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 imposed significant new responsibilities on publicly held companies such as North Fork, particularly in the area of corporate governance. We, like other public companies, have reviewed and reinforced our internal controls and financial reporting procedures in response to the various requirements of Sarbanes-Oxley and implementing regulations issued by the Securities and Exchange Commission and the New York Stock Exchange. We have observed and will continue to observe full compliance with these new legal requirements. We have always emphasized best practices in corporate governance as the most effective way of assuring shareholders that their investment is properly managed and their interests remain paramount.
      The discussion in the preceding pages of various aspects of law and regulation is merely a summary which does not purport to be complete and which is qualified in its entirety by reference to the actual statutes and regulations.
Certification to the New York Stock Exchange on Corporate Governance
      The Chief Executive Officer of the Company has certified to the New York Stock Exchange under the NYSE’s Rule 303A.12, that he is not aware of any violation by the Company of NYSE corporate governance listing standards.
Employees
      As of December 31, 2004, we had 7,198 full-time employees and 1,355 part-time employees. We do not maintain collective bargaining agreements with any groups of employees. We consider our relationship with our employees to be very good, allowing us to retain key employees, while attracting talented new personnel.

Item 2 —	Properties
      Our principal executive and administrative offices are located in two adjacent facilities located at 265 and 275 Broadhollow Road in Melville, New York. These facilities comprise approximately 260,000 square feet of leased space, pursuant to lease agreements expiring in 2018 (with options to renew for up to 10 additional years). We occupy a 75,000 square foot operations center, that we own, at 9025 Main Road in Mattituck, New York. The main office of North Fork Bank also is in Mattituck and the main office of Superior Savings of New England, N.A. is in Branford, Connecticut. Each is an owned facility. The principal offices of GreenPoint Mortgage is located at 100 Wood Hollow Drive in Novato, California and comprise 125,000 square feet of leased space, pursuant to a lease agreement that expires in 2011 (with options to renew for up to 10 additional years). GPM also occupies a 35,000 square foot servicing center, that we own, at 2300 Brookstone Center Parkway in Columbus, Georgia.
      At December 31, 2004, of our 355 retail bank branches, 117 were owned and 238 were leased under long-term lease arrangements expiring at various times through 2026. In addition, GreenPoint Mortgage operates retail and wholesale branches throughout the United States, all of which are leased.
      Additional information regarding properties is included elsewhere in this Form 10-K, in Item 8, Notes to Consolidated Financial Statements, Note 6 — “Premises and Equipment” and Note 18 — “Other Commitments and Contingent Liabilities.” We are also subject to leases for other facilities that have been vacated as a result of consolidation following acquisitions. We have subleased the majority of these vacated facilities.

Item 3 —	Legal Proceedings
      We are subject to certain pending and threatened legal actions which arise out of the normal course of our business, including typical customer claims and counterclaims arising out of the retail banking and mortgage banking business. We believe that the resolution of any pending or threatened litigation will not have a material adverse effect on our financial condition or results of operations.

Item 4 —	Submission of Matters To a Vote of Security Holders
      No matters were submitted to a vote of stockholders during the fourth quarter of 2004.

Item 4A —	Executive Officers of the Registrant
      The following information is provided for the holding company’s executive officers as of January 1, 2005. Each of the listed executives is also a director of the holding company. The executives are elected annually by the Board of Directors.
      John A. Kanas, 58, has been the President of our holding company since it was organized in 1981, and the President of North Fork Bank since 1977. He has been the Chairman of the Board of the holding company since 1986 and of North Fork Bank since 1987, and the Chief Executive Officer of the holding company and North Fork Bank since 1988.
      John Bohlsen, 62, has been the Vice Chairman of the Board of our holding company and of North Fork Bank since 1992 and a member of the Board of Directors since 1986.
      Daniel M. Healy, 62, has been the Executive Vice President and Chief Financial Officer of our holding company and of North Fork Bank since 1992 and a member of the Board of Directors since 2000.
PART II

Item 5 —	Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities
      The outstanding shares of our common stock are listed and traded on the New York Stock Exchange under the symbol NFB. Information relating to the high and low sales prices of our common stock for each full quarterly period during 2004 and 2003 is set forth under Item 8, “Notes to Consolidated Financial Statements”, Note 22 — “Quarterly Financial Information” of the Annual Report on Form 10-K. As of March 1, 2005, there were 13,254 holders of record of North Fork common stock.
      On September 28, 2004, our Board of Directors approved a three-for-two stock split that was paid on November 15, 2004. Accordingly, all historical per share amounts included in this Form 10-K have been adjusted to reflect the split.
      We declared quarterly cash dividends on our common stock in the amount of $.20 per share for each of the first two quarters of 2004 and $.22 per share for the third and fourth quarters of 2004. For the year 2003, we declared quarterly cash dividends on our common stock in the amount of $.18 in each of the first three quarters and $.20 fourth quarter. Additional information regarding dividends and restrictions thereon, and market price information is included elsewhere in this Form 10-K, in Item 7, Management’s Discussion and Analysis — “Capital” Item 7A, Quantitative and Qualitative Disclosures About Market Risk — “Liquidity Risk Management” and Item 8, Notes to Consolidated Financial Statements, Note 16 — “Capital,” and Note 22 — “Quarterly Financial Information”.
Issuer Purchases of Equity Securities
      The following table provides common stock repurchases made by us or on our behalf during the fourth quarter:

Maximum Number
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased as	may yet be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)	per Share	Announced Program	the Program(2)

October 1, 2004-October 31, 2004	—	n/a	—	4,243,650 Shares
November 1, 2004-November 30, 2004	—	n/a	—	4,243,650 Shares
December 1, 2004-December 31, 2004	—	n/a	—	4,243,650 Shares

(1)	We did not repurchase shares of our common stock during the fourth quarter of 2004, pursuant to the repurchase program (the “Program”) that we publicly announced in June 2003.

(2)	In June 2003, our Board of Directors approved the repurchase of up to 12 million shares (split adjusted) of our common stock, which represented 5% of the shares outstanding at such time. Unless terminated earlier by resolutions of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase under the program.

Item 6 —	Selected Financial Data
      Selected financial data for each of the years in the five-year period ended December 31, 2004 are set forth below. Our consolidated financial statements and notes thereto as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 are included elsewhere in this 10-K.

	2004	2003	2002	2001	2000
(In thousands, except ratios and per share amounts)
Earnings Summary:
Interest Income (tax equivalent basis)(1)	$1,609,866	$1,135,642	$1,212,225	$1,129,961	$1,087,780
Interest Expense	402,931	295,389	348,203	444,564	501,305

Net Interest Income (tax equivalent basis)(1)	1,206,935	840,253	864,022	685,397	586,475
Less: Tax Equivalent Adjustment	31,714	24,739	22,244	19,438	14,537

Net Interest Income	1,175,221	815,514	841,778	665,959	571,938
Provision for Loan Losses	27,189	26,250	25,000	17,750	17,000

Net Interest Income after Provision for Loan Losses	1,148,032	789,264	816,778	648,209	554,938

Non-Interest Income	235,847	129,069	116,368	100,166	99,375
Securities Gains, net	12,656	15,762	4,517	8,729	3,138
Gain on Sale of Facilities, net	—	10,980	3,254	—	—
Non-Interest Expense	555,802	333,915	305,186	231,207	263,543
Debt Restructuring Costs	—	11,955	—	—	—
Amortization of Goodwill	—	—	—	19,815	17,937

Income Before Income Taxes	840,733	599,205	635,731	506,082	375,971
Provision for Income Taxes	287,737	202,840	218,838	174,598	141,206

Net Income	$552,996	$396,365	$416,893	$331,484	$234,765

	2004	2003	2002	2001	2000
(In thousands, except ratios and per share amounts)
Per Share:
Net Income — Basic	$1.88	$1.75	$1.74	$1.38	$.94
Net Income — Diluted	1.85	1.73	1.72	1.37	.93
Cash Dividends	.84	.74	.67	.58	.48
Book Value at December 31,	18.78	6.46	6.36	5.88	5.03
Tangible Book Value at December 31,(4)	6.03	4.61	4.58	4.13	3.59
Market Price at December 31,	28.85	26.95	22.49	21.33	16.37
Balance Sheet Data at December 31,:
Total Assets	$60,667,055	$20,969,374	$21,420,834	$17,239,836	$14,848,695
Securities:
Available-for-Sale	15,412,850	7,136,275	8,563,625	5,051,290	3,475,396
Held-to-Maturity	142,573	190,285	307,878	709,965	1,090,677
Loans Held-for-Sale	5,775,945	4,074	30,673	25,539	1,757
Loans Held-for-Investment	30,453,334	12,341,199	11,338,466	10,374,152	9,392,956
Goodwill and Identifiable Intangibles	6,029,011	423,259	423,464	427,274	347,019
Demand Deposits	6,738,302	4,080,134	3,417,534	2,702,753	2,025,249
Interest Bearing Deposits	28,074,126	11,035,981	9,774,996	8,600,553	7,143,946
Federal Funds Purchased & Collateralized Borrowings	14,593,027	3,221,154	5,401,000	3,692,182	4,004,147
Other Borrowings	1,506,318	743,476	775,799	252,097	252,072
Stockholders’ Equity	8,881,079	1,478,489	1,514,053	1,437,008	1,213,918
Average Balance Sheet Data:
Total Assets	$32,900,140	$21,336,071	$18,864,525	$15,635,865	$14,585,699
Securities	10,002,003	7,955,837	6,528,622	4,744,290	4,786,349
Total Loans, net	19,242,743	11,794,243	10,946,247	9,829,856	8,958,180
Goodwill and Identifiable Intangibles	2,022,934	424,474	425,041	351,051	305,518
Total Deposits	21,939,334	14,166,580	12,165,896	10,009,868	8,784,258
Federal Funds Purchased & Collateralized Borrowings	5,915,714	4,524,192	4,214,834	3,736,820	4,064,995
Other Borrowings	937,519	770,069	460,866	252,085	246,060
Stockholders’ Equity	3,684,525	1,515,773	1,652,897	1,417,381	1,303,455
Selected Financial Ratios:
Return on Average Assets	1.68%	1.86%	2.21%	2.12%	1.61%
Return on Average Tangible Assets(3)	1.82	1.91	2.27	2.31	1.78
Return on Average Equity	15.01	26.15	25.22	23.39	18.01
Return on Average Tangible Equity(3)	33.88	36.54	34.16	33.09	25.47
Efficiency Ratio(2)	37.55	34.30	31.10	29.70	29.75
Net Interest Margin(1)	4.09	4.24	4.93	4.69	4.25
Dividend Payout Ratio	47	43	39	43	54
Average Equity to Average Assets	11.20	7.11	8.77	9.07	8.94
Tier 1 Capital Ratio	9.90	10.49	11.43	11.82	12.38
Risk Adjusted Capital Ratio	12.50	15.53	16.77	12.81	13.40
Leverage Capital Ratio	6.22	6.47	6.46	7.68	7.62
Allowance for Loan Losses to Non-Performing Loans Held-For-Investment	158	920	941	709	601
Non-Performing Loans to Loans Held-For-Investment	.44	.11	.11	.14	.16
Non-Performing Assets to Total Assets	.35	.07	.06	.09	.10
Weighted Average Shares Outstanding:
Basic	294,491	226,304	239,659	239,345	250,821
Diluted	299,219	228,774	242,473	242,073	252,796

The 10-K contains supplemental financial information, described in the following notes, which has been determined by methods other than Generally Accepted Accounting Principles (“GAAP”) that management uses in its analysis of the Company’s performance. The Company’s management believes these non-GAAP financial measures provide information useful to investors in understanding the underlying operational performance of the Company, its business and performance trends and facilitates comparisons with the performance of others in the financial services industry.

(1)	Interest income on a tax equivalent basis includes the additional amount of interest income that would have been earned if our investment in certain tax-exempt interest earning assets had been made in tax-exempt assets subject to federal, state and local income taxes yielding the same after-tax income.

(2)	The efficiency ratio is used by the financial services industry to measure an organization’s operating efficiency. The efficiency ratio represents non-interest expense excluding debt restructuring costs, amortization of identifiable intangible assets and goodwill, other non-recurring costs, and other real estate expense to net interest income on a tax equivalent basis and non-interest income, excluding securities and facilities gains and other non-recurring items.

(3)	Return on average tangible assets and return on average tangible equity, which represent non-GAAP measures are computed on an annualized basis as follows:
     Return on average tangible assets is computed by dividing net income, as reported plus amortization of identifiable intangible assets, net of taxes, by average total assets less average goodwill and average identifiable intangible assets.
     Return on average tangible equity is computed by dividing net income, as reported, plus amortization of identifiable intangible assets, net of taxes, by average total stockholders’ equity less average goodwill and average identifiable intangible assets.

	2004	2003	2002	2001	2000

(In thousand, except ratios and per share amounts)
RETURN ON TANGIBLE ASSETS
Net Income	$552,996	$396,365	$416,893	$331,484	$234,765
Plus: Amortization of Identifiable Intangibles and Goodwill (Net of tax)	9,939	2,360	2,497	21,321	19,389

Net Income plus Amortization of Identifiable Intangibles (Net of tax)	$562,935	$398,725	$419,390	$352,805	$254,154

Average Assets	$32,900,140	$21,336,071	$18,864,525	$15,635,865	14,585,699
Less: Average Identifiable Intangibles & Goodwill	2,022,934	424,474	425,041	351,051	305,518

Average Assets less Average Identifiable Intangibles & Goodwill	$30,877,206	$20,911,597	$18,439,484	$15,284,814	$14,280,181

RETURN ON AVERAGE TANGIBLE EQUITY
Net Income plus Amortization of Identifiable Intangibles and Goodwill (Net of tax)	$562,935	$398,725	$419,390	$352,805	$254,154

Average Stockholders’ Equity	$3,684,525	$1,515,773	$1,652,897	$1,417,381	$1,303,455
Less: Average Identifiable Intangibles & Goodwill	2,022,934	424,474	425,041	351,051	305,518

Average Stockholders’ Equity less Average Identifiable Intangibles & Goodwill	$1,661,591	$1,091,299	$1,227,856	$1,066,330	$997,937

Return on Average Tangible Assets	1.82%	1.91%	2.27%	2.31%	1.78%
Return on Average Tangible Equity	33.88%	36.54%	34.16%	33.09%	25.47%

(4)	Tangible Book Value is calculated by dividing period end stockholders’ equity, less period end goodwill and identifiable intangible assets, by period end shares outstanding.

	2004	2003	2002	2001	2000

(In thousands, except ratios and per share amounts)
TANGIBLE BOOK VALUE
Period End Stockholders’ Equity Inclusive of Unrealized Gain/(Loss) on Securities Available-for-Sale	$8,881,079	$1,478,489	$1,514,053	$1,437,008	$1,213,918
Less: Goodwill and Identifiable Intangible Assets	6,029,011	423,259	423,464	427,274	347,019

Period End Stockholders’ Equity Less Intangibles	$2,852,068	$1,055,230	$1,090,589	$1,009,734	$866,899

End of Period Shares Outstanding	472,843	228,783	238,135	244,333	241,246

Tangible Book Value	$6.03	$4.61	$4.58	$4.13	$3.59

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Unless specifically stated otherwise, all references to 2004, 2003 and 2002 refer to our fiscal year ended. When we use the terms “North Fork”, “we”, “us” and “our” we mean North Fork Bancorporation, Inc. and its subsidiaries.
      In this discussion, we have included statements that may constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which by their nature, are inherently uncertain and beyond our control. These statements relate to our future plans and objectives, among other things. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from those indicated in the forward-looking statements. Additional information and examples of statements that may constitute forward-looking statements and important risk factors which could cause our results to differ from those indicated can be found elsewhere in this Form 10-K, in the section entitled “Forward-Looking Statements”.
Business Overview
      North Fork Bancorporation, Inc. is a regional bank holding company organized under the laws of the State of Delaware and registered as a “bank holding company” under the Bank Holding Company Act of 1956, as amended. We are committed to providing superior customer service, while offering a full range of banking products and financial services, to both our retail and commercial customers. Our primary subsidiary is North Fork Bank which operates from 355 retail bank branches in the Tri-state area, including 73 in New Jersey. Through our recent acquisition of GreenPoint Financial Corp., we operate a nationwide mortgage business (GreenPoint Mortgage Funding Inc.) headquartered in Novato, California. Through non-bank subsidiaries, we offer financial products and services to our customers including asset management, securities brokerage, and the sale of alternative investment products. We also operate a second subsidiary bank, Superior Savings of New England, N.A., headquartered in Branford, Connecticut which focuses on telephonic and media-based generation of deposits principally in the Northeast.
      In 2004, we completed two strategically important and accretive acquisitions more than doubling our total assets, expanded our geographic presence in northern New Jersey and transformed our institution into one of the twenty largest banking organizations in the United States, with approximately $60 billion in assets at December 31, 2004.
      In May 2004, we acquired The Trust Company of New Jersey (“TCNJ”) and simultaneously merged its operations into North Fork Bank. TCNJ was the fourth largest commercial bank headquartered in New Jersey and operated primarily in northern and central New Jersey. TCNJ represented our first significant expansion into a state other than New York. At the date of merger, TCNJ had $4.1 billion in total assets, $1.4 billion in securities, $2.1 billion in loans, $3.3 billion in deposits and $.7 billion in borrowings.
      On October 1, 2004, we completed the GreenPoint Financial Corp. (“GreenPoint”) acquisition. GreenPoint was a regional bank holding company that operated two primary businesses, a New York based retail banking operation (“GreenPoint Bank”) and a separate mortgage banking business (“GreenPoint Mortgage” or “GPM”) with nationwide operations. GreenPoint Bank maintained 90 retail bank branches in the Tri-state area. At the date of merger, GreenPoint had $27 billion in assets, $6.8 billion in securities, $5.1 billion in loans held-for-sale, $12.8 billion in loans held-for-investment, $12.8 billion in deposits, and $11.4 billion in borrowings. GreenPoint Bank continued to operate as a separate subsidiary until its banking operations were integrated into those of North Fork Bank on February 21, 2005. The former GreenPoint Bank branches will continue, for a limited period of time, to operate under the name GreenPoint Bank, a division of North Fork Bank. We anticipate all branches will be operating under the North Fork Bank name within the next two years. GreenPoint Mortgage originates single family and small commercial mortgages primarily through a national wholesale loan broker and correspondent lender network and continues to operate as a subsidiary of North Fork Bank.
      Both acquisitions have been accounted for using the purchase method of accounting and accordingly, our consolidated financial statements and the accompanying management’s discussion and analysis include activity of TCNJ and GreenPoint subsequent to their respective acquisition dates. (See Item 8, Notes to Consolidated Financial Statements, Note 2 — “Business Combinations” for additional information).

      The recent acquisitions discussed above have resulted in us dividing our operating activities into two primary business segments (Retail Banking and Mortgage Banking):
      Retail Banking — Our retail banking operation is conducted principally through North Fork Bank’s 355 branches located throughout the Tri-state area, through which we are able to provide a full range of banking products and services to both commercial and consumer clients. We are a significant provider of commercial and commercial real estate loans, multi-family mortgages, construction and land development loans, asset based lending services, lease financing and business credit services, including lines of credit. Our consumer lending operations emphasizes indirect automobile loans. We offer our customers a complete range of deposit products through our branch network and on-line banking services. We provide our clients, both commercial and consumer, with a full complement of cash management services including on-line banking, and offer directly or through our securities and insurance affiliates a full selection of alternative investment products. We also provide trust, investment management and custodial services through North Fork Bank’s Trust Department and investment advisory services through our registered investment advisor.
      Revenues from our retail banking operations, principally net interest income, is the difference between the interest income we earn on our loan and investment portfolios and the cost to us of funding those portfolios. Our primary source of such funds are deposits and collateralized borrowings. We also earn income from fees charged on the various banking products and services we offer. Commissions from the sale of alternative investment products which includes the sale of mutual funds and insurance products are also a component of revenues.
      Mortgage Banking — We entered into the national mortgage business through our October 2004 purchase of GreenPoint. Since activity from GreenPoint Mortgage has only been reflected in our 2004 operating results for three months, it did not have a significant impact on consolidated earnings. Also, approximately 50% of the economic gain on the sale of mortgage loans realized by GreenPoint Mortgage in the fourth quarter was not included in our operating results, but instead was recorded as a purchase accounting adjustment at the acquisition date. (See the “Financial Results” section below for additional information).
      GreenPoint Mortgage originates single-family and small commercial mortgages throughout the country. Approximately 97% are originated through a national wholesale loan broker and correspondent lender network. GPM offers a broad range of mortgage loan products in order to provide maximum flexibility to its borrowers. These products include Jumbo mortgage loans, specialty mortgage loans, conforming agency mortgage loans and home equity loans. After origination, GPM packages mortgage loans for whole loan sale into the secondary market and, from time to time, for securitization. Also, certain products are retained by the Bank’s loan portfolio. GPM has established loan distribution relationships with various financial institutions such as banks, investment banks, broker-dealers, and REITs, as well as both the Fannie Mae and Freddie Mac. For the full year 2004 GPM originated $39.8 billion in loans with an average gain on sale margin of approximately 150 basis points. The composition of total loan originations was: 44% jumbo, 37% specialty, 14% home equity and 5% agency.
      GPM also engages in mortgage loan servicing, which includes customer service, escrow administration, default administration, payment processing, investor reporting and other ancillary services related to the general administration of mortgage loans. As of December 31, 2004, GPM’s mortgage loan servicing portfolio consisted of mortgage loans with an aggregate principal balance of $43 billion, of which $28 billion was serviced for investors other than North Fork. Loans held-for-sale totaled $5.8 billion, while the pipeline was $6.2 billion ($2.0 billion was covered under rate lock commitments) at December 31, 2004.

      The following table sets forth a summary reconciliation of each business segment’s contribution to consolidated pre-tax earnings as reported:
Segment Results

Summary Pre-Tax Earnings(1)	2004	Contribution %

(Dollars in thousands)
Retail Banking	$808,359	96%
Mortgage Banking(2)	32,374	4

Consolidated Pre-Tax Earnings	$840,733	100%

(1)	Reflects GreenPoint Mortgage activity subsequent to October 1, 2004.

(2)	Excludes net inter-company activity of $23.2 million.
     (For additional information on Business Segments, see Item 8, Notes to Consolidated Financial Statements, Note 20 — “Business Segments”).
Estimates
      Our significant accounting polices are described in Item 8, Notes to Consolidated Financial Statement, Note 1 — “Summary of Significant Accounting Policies”. Some of these policies require us to make estimates and assumptions which are based on difficult, complex or subjective judgments, some of which are inherently uncertain and can materially affect the valuation of revenues, expenses, assets, liabilities and disclosures of contingent assets and liabilities. We have established certain policies and procedures to ensure that the information used in these estimates and assumptions is appropriate.
Critical Accounting Policies
      We have identified four accounting policies that are critical to the presentation of our financial statements and that require critical accounting estimates, involving significant valuation adjustments, on the part of management. The following is a description of those policies:
Provision and Allowance for Loan Losses
      The allowance for loan losses is available to cover probable losses inherent in the current loans held-for-investment portfolio. Loans held-for-investment, or portions thereof, deemed uncollectible are charged to the allowance for loan losses, while recoveries, if any, of amounts previously charged off are added to the allowance. Amounts are charged off after giving consideration to such factors as the customer’s financial condition, underlying collateral values and guarantees, and general economic conditions.
      The evaluation process for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require our prompt attention. Conditions giving rise to such action are business combinations or other acquisitions or dispositions of large quantities of loans, dispositions of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend. Recognition is also given to the changed risk profile resulting from previous business combinations, customer knowledge, results of ongoing credit-quality monitoring processes and the cyclical nature of economic and business conditions. An important consideration in applying these methodologies is our concentration of real estate loans.
      The loan portfolio is categorized according to collateral type, loan purpose or borrower type (i.e. commercial, consumer). The categories used include Multi-Family Mortgages, Residential Mortgages, Commercial Mortgages, Commercial, Consumer, and Construction and Land, which are more fully described in the section entitled Management’s Discussion and Analysis, — “Loan Portfolio.” An important consideration is our concentration of real estate related loans located in the Tri-state area.

      The methodology employed for assessing the appropriateness of the allowance consists of the following criteria:

•	Establishment of reserve amounts for specifically identified criticized loans, including those arising from business combinations and those designated as requiring special attention by our internal loan review program, or bank regulatory examinations (specific-allowance method).

•	An allocation to the remaining loans giving effect to historical losses experienced in each loan category, cyclical trends and current economic conditions which may impact future losses (loss experience factor method).
      The initial allocation or specific-allowance methodology commences with loan officers and underwriters grading the quality of their loans on a risk classification scale ranging from 1-8. Loans identified as below investment grade are referred to our independent Loan Review Department (“LRD”) for further analysis and identification of those factors that may ultimately affect the full recovery or collectibility of principal and/or interest. These loans are subject to continuous review and monitoring while they remain in a criticized category. Additionally, LRD is responsible for performing periodic reviews of the loan portfolio independent from the identification process employed by loan officers and underwriters. Loans that fall into criticized categories are further evaluated for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” The portion of the allowance allocated to impaired loans is based on the most appropriate of the following measures: discounted cash flows from the loan using the loan’s effective interest rate, the fair value of the collateral for collateral dependent loans, or the observable market price of the impaired loan.
      The remaining allocation applies a category specific loss experience factor to loans which have not been specifically reviewed for impairment, including smaller balance homogeneous loans that we have identified as residential and consumer, which are not specifically reserved for impairment. These category specific factors give recognition to our historical loss experience, as well as that of acquired businesses, cyclical trends, current economic conditions and our exposure to real estate values. These factors are reviewed on a quarterly basis with senior lenders to ensure that the factors applied to each loan category are reflective of trends or changes in the current business environment which may affect these categories.
      Upon completion of both allocation processes, the specific and loss experience factor method allocations are combined, producing the allocation of the allowance for loan losses by loan category. Other factors used to evaluate the adequacy of the allowance for loan losses include the amount and trend of criticized loans, results of regulatory examinations, peer group comparisons and economic data associated with the relevant markets, specifically the local real estate market. Because many loans depend upon the sufficiency of collateral, any adverse trend in the relevant real estate markets could have a significant adverse effect on the quality of our loan portfolio. This may lead management to consider that the overall allowance level should be greater than the amount determined by the allocation process described above.
Accounting for Derivative Financial Instruments
      Derivative financial instruments are recorded at fair value as either assets or liabilities on the balance sheet. The accounting for changes in the fair value of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Transactions hedging changes in the fair value of a recognized asset, liability, or firm commitment are classified as fair value hedges. Derivative instruments hedging exposure to variable cash flows of recognized assets, liabilities or forecasted transactions are classified as cash flow hedges.
      Fair value hedges result in the immediate recognition in earnings of gains or losses on the derivative instrument, as well as corresponding losses or gains on the hedged item, to the extent they are attributable to the hedged risk. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported in accumulated other comprehensive income, and reclassified to earnings in the same period that the hedged transaction affects earnings. The ineffective portion of the gain or loss, if any, is recognized in current earnings for both fair value and cash flow hedges. Derivative instruments not qualifying for hedge accounting treatment are recorded at fair value and classified as trading assets or liabilities with the resultant changes in fair value recognized in current earnings during the period of change. We also account for certain fair value hedges under the short cut method of accounting for derivatives. The short cut method assumes no ineffectiveness between an interest-bearing financial instrument and an interest rate swap. Changes in the fair value of the interest rate swap are recorded as changes in value of the swap and the hedged financial instrument.
      In the event of early termination of a derivative contract, which had been designated as part of a cash flow hedging relationship, any resulting gain or loss is deferred as an adjustment to the carrying value of the assets or liabilities, against which the hedge had been designated with a corresponding offset to other comprehensive income, and reclassified to current earnings over the shorter of the remaining life of the designated assets or liabilities, or the derivative contract. However, if the hedged item is no longer on balance sheet (i.e. — sold or canceled), the derivative gain or loss is immediately reclassified to current earnings.
      We designate certain fixed rate mortgage loans held-for-sale as hedged items in fair value hedges. The risk being hedged on these loans is the changes in fair value attributable to changes in market interest rates. We designate forward delivery commitments as the hedging instruments used in the fair value hedges. The results of previous retrospective assessments of hedge effectiveness have established an expectation that the results of the derivative hedging instruments will substantially offset the effects of changes in the fair value of the hedged item on a prospective basis. If the retrospective assessment determines that the hedge was not highly effective, we will discontinue hedge accounting prospectively. We will re-establish the prospective expectation of correlation if the hedge is determined to be highly effective.
      We designate certain commitments to purchase mortgage loans to be held-for-investment as the derivative used in cash flow hedges. The risk being hedged in these transactions is the variability in the cash flows of a forecasted purchase. To the extent that the hedge is effective, we include in other comprehensive income changes in the fair value of these derivatives.
      Certain derivative financial instruments do not qualify for hedge accounting. We record these derivatives at fair value with changes in fair value recognized through earnings. For example, an interest rate lock commitment on a mortgage loan that we do not intend to hold for investment is a derivative. During the accumulation of these commitments with borrowers, we are exposed to interest rate risk. If market interest rates required by investors are higher than management’s assumptions, the prices paid by investors and resultant gain on sale of loans will be lower than previously estimated. To mitigate this interest rate risk, we use a combination of other derivatives, such as forward delivery commitments and forward sales contracts. The amount and duration of these derivatives are selected in order to have the changes in their fair value correlate closely with the changes in fair value of the interest rate lock commitments on loans to be sold.
Representation and Warranty Reserve
      The representation and warranty reserve is available to cover probable losses inherent with the sale of loans in the secondary market. In the normal course of business certain representations and warranties are made to investors at the time of sale, which permit the investor to return the loan to the seller or require the seller to indemnify the investor (make whole) for any losses incurred by the investor while the loan remains outstanding.
      The evaluation process for determining the adequacy of the representation and warranty reserve and the periodic provisioning for estimated losses is performed for each product type on a quarterly basis. Factors considered in the evaluation process include historical sales volumes, aggregate repurchase and indemnification activity and actual losses incurred. Additions to the reserve are recorded as a reduction to the gain on sale of loans. Losses incurred on loans where we are required to either repurchase the loan or make payments to the investor under the indemnification provisions are charged against the reserve. The representation and warranty reserve is included in accrued expenses and other liabilities in the consolidated balance sheet.

Mortgage Servicing Rights
      Mortgage Servicing Rights (“MSRs”) are carried at the lower of the initial carrying value, adjusted for amortization or fair value. MSRs are amortized over the period of, and, in proportion to the estimated net servicing income. In determining fair value, MSRs are stratified. Fair value is based on the risk characteristics of the underlying loan pools. The fair value of MSRs is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, ancillary income, servicing costs and discount rates that market participants would ordinarily use for similar assets.
      If it is determined that the impairment for a stratum is temporary, a valuation allowance is recognized through a charge to current earnings equal to the excess of the amortized cost balance over the current fair value. If the fair value of the stratum were to later increase, the reduction of the valuation allowance may be recorded as an increase to servicing income. However, if it is determined that an impairment for a stratum is other-than-temporary, the amortized cost of the servicing asset is written-down and any related valuation allowance is reversed.
Financial Results
      Net income for 2004 was $553 million or diluted earnings per share of $1.85 as compared to $396.4 million or diluted earnings per share of $1.73 for 2003. Returns on average tangible assets and average tangible equity for 2004 were 1.82% and 33.88%, respectively as compared to 1.91% and 36.54%, respectively for 2003. Net income as reported for 2004 excluded $36.6 million of economic gains, net of taxes ($.12 diluted earnings per share for the full year 2004) recognized during the fourth quarter from the sale of certain mortgage loans originated and sold by GreenPoint Mortgage. In accordance with generally accepted accounting principles, we were required to adjust the carrying value of loans classified by GreenPoint as held-for-sale, as of the acquisition date, to fair value. As a result, the economic gain from the sale of these mortgage loans that would ordinarily be reflected as a component of our operating results, at the date of sale, was recorded as a fair value adjustment to the loans’ carrying values and reflected as a reduction to Goodwill recorded in the acquisition.
      Major accomplishments during 2004 included the following:

•	Completion of two strategically important acquisitions (GreenPoint & TCNJ)

•	Continuation of industry leading returns

•	Increased our quarterly cash dividend 10% to $.22 per share in the third quarter

•	Declared a three-for-two common stock split effective November 15, 2004

•	Hired experienced commercial bankers and support staff to lead our New Jersey business

•	Hired experienced commercial lenders to strengthen middle market lending on Long Island

•	Established an asset based lending/structured finance business led by a seasoned management team

•	Opened 12 branches as part of our continuing expansion program
Net Interest Income
      Net interest income is the difference between interest income earned on assets, such as loans and securities and interest expense paid on liabilities, such as deposits and borrowings. It constituted 83% of total revenue (defined as net interest income plus non-interest income) during 2004. Net interest income is affected by the level and composition of assets, liabilities and equity, as well as the general level of interest rates and changes in interest rates.
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
      The following table presents an analysis of net interest income by each major category of interest earning assets and interest-bearing liabilities for the years ended December 31,

	2004			2003			2002

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in thousands)
Interest Earning Assets:
Loans Held-for-Sale(2)	$1,228,540	$64,391	5.24%	$—	$—	—%	$—	$—	—%
Loans Held-for-Investment, net(2)	18,014,203	1,081,681	6.00	11,794,243	790,688	6.70	10,946,247	802,232	7.33
Securities(1)	10,002,003	460,169	4.60	7,955,837	344,141	4.33	6,528,622	409,026	6.27
Money Market Investments	241,198	3,625	1.50	64,505	813	1.26	47,112	967	2.05

Total Interest Earning Assets	29,485,944	1,609,866	5.46%	19,814,585	1,135,642	5.73%	17,521,981	1,212,225	6.92%

Non-Interest Earning Assets:
Cash and Due from Banks	702,192			441,839			360,937
Other Assets(1)	2,712,004			1,079,647			981,607

Total Assets	$32,900,140			$21,336,071			$18,864,525

Interest Bearing Liabilities:
Savings, NOW & Money Market Deposits	$12,412,698	$113,082	.91%	$7,527,161	$58,008	.77%	$6,025,278	$63,133	1.05%
Time Deposits	4,287,479	66,056	1.54	2,961,129	54,127	1.83	3,220,899	83,183	2.58

Total Savings and Time Deposits	16,700,177	179,138	1.07	10,488,290	112,135	1.07	9,246,177	146,316	1.58
Federal Funds Purchased & Collateralized Borrowings	5,915,714	187,008	3.16	4,524,192	150,724	3.33	4,214,834	174,656	4.14
Other Borrowings	937,519	36,785	3.92	770,069	32,530	4.22	460,866	27,231	5.91

Total Borrowings	6,853,233	223,793	3.27	5,294,261	183,254	3.46	4,675,700	201,887	4.32

Total Interest Bearing Liabilities	23,553,410	402,931	1.71	15,782,551	295,389	1.87	13,921,877	348,203	2.50

Interest Rate Spread			3.75%			3.86%			4.42%
Non-Interest Bearing Liabilities:
Demand Deposits	5,239,157			3,678,290			2,919,719
Other Liabilities	423,048			359,457			370,032

Total Liabilities	29,215,615			19,820,298			17,211,628
Stockholders’ Equity	3,684,525			1,515,773			1,652,897

Total Liabilities and Stockholders’ Equity	$32,900,140			$21,336,071			$18,864,525

Net Interest Income and Net Interest Margin(3)		1,206,935	4.09%		840,253	4.24%		864,022	4.93%
Less: Tax Equivalent Adjustment		(31,714)			(24,739)			(22,244)

Net Interest Income		$1,175,221			$815,514			$841,778

(1)	Unrealized gains/(losses) on available-for-sale securities are included in other assets.

(2)	For purposes of these computations, non-accrual loans are included in both loans held-for-sale and loans held-for-investment, net. Average loans held-for-sale and related interest income during 2003 and 2002 was not meaningful.

(3)	Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investments in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.77, $1.69, $1.63, $1.22 and $1.08 during 2004; $1.77, $1.66, $1.55, $1.23 and $1.08 during 2003; and $1.77, $1.67, $1.55, $1.23 and $1.10 during 2002.

     The following table highlights the relative impact on tax equivalent net interest income brought about by changes in average interest earning assets and interest bearing liabilities as well as changes in average rates on such assets and liabilities. Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes due to volume or rate. For presentation purposes, changes which are not solely due to volume changes or rate changes have been allocated to these categories based on the respective percentage changes in average volume and average rates as they compare to each other.

	2004 vs. 2003			2003 vs. 2002

	Change In			Change In

	Average	Average	Net Interest	Average	Average	Net Interest
Years Ended December 31,	Volume	Rate	Income	Volume	Rate	Income

(In thousands)
Interest Income from Earning Assets:
Loans Held-for-Sale	$64,391	$—	$64,391	$—	$—	$—
Loans Held-for-Investment	380,668	(89,675)	290,993	59,626	(71,170)	(11,544)
Securities	93,798	22,230	116,028	78,260	(143,145)	(64,885)
Money Market Investments	2,628	184	2,812	290	(444)	(154)

Total Interest Income	541,485	(67,261)	474,224	138,176	(214,759)	(76,583)

Interest Expense on Liabilities:
Savings, NOW & Money Market Deposits	$43,005	$12,069	$55,074	$13,716	$(18,841)	$(5,125)
Time Deposits	21,367	(9,438)	11,929	(6,360)	(22,696)	(29,056)
Federal Funds Purchased and Collateralized Borrowings	47,255	(10,971)	36,284	3,028	(26,960)	(23,932)
Other Borrowings	5,478	(1,223)	4,255	15,232	(9,933)	5,299

Total Interest Expense	117,105	(9,563)	107,542	25,616	(78,430)	(52,814)

Net Change in Net Interest Income	$424,380	$(57,698)	$366,682	$112,560	$(136,329)	$(23,769)

      During 2004, net interest income improved $359.7 million or 44% to $1.2 billion when compared to $816 million in 2003, while the net interest margin declined 15 basis points from 4.24% to 4.09%. The improvement in net interest income during 2004 was primarily due to the acquisition of GreenPoint and TCNJ and commercial loan growth funded with core deposits, especially demand deposits; and increasing securities yields. Primarily as a result of GreenPoint’s lower yielding mortgage loans and higher costing deposits acquired on October 1, 2004, the net interest margin for the year declined 15 basis points. During the fourth quarter of 2004, our first full quarter of combined operations, GreenPoint’s loan and deposit mix had the impact of lowering our net interest margin by approximately 30 to 35 basis points.
      Interest income during 2004 increased $467.2 million to $1.6 billion compared to the prior year. During this same period, the yield on average interest earning assets declined 27 basis points from 5.73% to 5.46%.
      Average loans held-for-sale increased $1.2 billion during 2004, the direct result of GreenPoint Mortgage, while yields were 5.24%. Period end loan balances totaled $5.8 billion and were principally funded with short-term borrowings. The yield and level of these earning assets will fluctuate with changes in origination volume and market interest rates.
      Loans held-for-investment averaged $18.0 billion for 2004 representing an increase of $6.2 billion or 53% from 2003, while yields declined 70 basis points to 6.00%. GreenPoint and TCNJ added approximately $4.6 billion in average loans during 2004. Our core growth was approximately $1.6 billion exclusive of these acquisitions. Loan growth was experienced in all categories, especially higher yielding commercial loans and commercial mortgages which also contribute to commercial deposit growth. The lower yields resulted as refinancing activity and new originations occurred at lower market rates and GreenPoint’s loan portfolio, primarily residential mortgages, carry a lower yield than our traditional loan portfolio.
      Securities averaged $10.0 billion for 2004, representing a $2.0 billion increase from the prior year, as yields increased 27 basis points to 4.60%. The change in the securities balance was due to approximately $2.6 billion in average securities added in the GreenPoint and TCNJ acquisitions offset by a redeployment of our portfolio cash flows into higher yielding loans as discussed above. Our yield improvement was due in part to a decrease in prepayment activity and lower premium amortization. During 2003, yields and income were negatively impacted by higher prepayment activity and accelerated premium amortization. Net premium amortization affected security yields by 24 basis points during the year compared to 98 basis points in 2003.
      Average interest bearing liabilities rose $7.8 billion to $23.6 billion, while overall funding costs declined 16 basis points to 1.71% during 2004. Although we experienced an increase in market interest rates during the period, overall funding costs declined due to the continued growth in low cost core deposits.
      Average demand deposits grew $1.6 billion or 42% to $5.2 billion in 2004 primarily due to our core average growth of $1.1 billion with $534 million added in the GreenPoint and TCNJ transactions. Total demand deposits contributed 46 basis points to our net interest margin this year compared to 52 basis points in 2003. At year end, demand deposits represented 19% of total deposits. Average Savings, NOW and Money Market deposits increased $4.9 billion or 65% to $12.4 billion, while the corresponding cost of funds increased 14 basis points to ..91%. The acquisitions contributed approximately $3.0 billion of this growth and negatively impacted our cost of funds. Core deposits have traditionally provided us with a low cost funding source, benefiting our net interest margin and income. These core deposits favorably enhance the value of our franchise and have been historically less sensitive to the potential impact of rising interest rates. Average time deposits, net of the $1.8 billion acquired from GreenPoint and TCNJ, declined $441 million while the cost of funds decreased 29 basis points from the prior year. Our focused strategy in growing core deposits has impacted our pricing strategy for time deposits. We do not actively compete for time deposits since these customers have traditionally been attracted by rate and not customer service.
      Average borrowings, net of the $3.4 billion acquired from GreenPoint and TCNJ, declined $1.8 billion while the cost of funds decreased 19 basis points from the prior year. This net decline in borrowings is a direct result of our focused strategy to grow core deposits. However, short-term borrowings are utilized to fund loans held-for-sale and will fluctuate with the level of these earning assets. The cost of funds has been positively impacted by the related fair value purchase accounting adjustments associated with these transactions (See Item 8, Notes to the Consolidated Financial Statements, Note 2 — “Business Combinations” for additional information).
      Certain collateralized borrowings have their costs fixed through the use of interest rate swaps, increasing interest expense by approximately $8.0 million and $23.9 million in 2004 and 2003, respectively. The decline in swap related interest expense is primarily due to the maturity of $850 million of these swaps in June 2003. Certain other borrowings were converted from fixed to floating indexed to three-month LIBOR utilizing interest rate swaps. These swaps decreased interest expense by approximately $22.9 million and $17.6 million, respectively, during 2004 and 2003. (See Item 8, Notes to the Consolidated Financial Statements, Note 17 — “Derivative Financial Instruments” for additional information).
      We believe that future net interest income, margin trends and earnings per share trends will continue to be dependent on the movement in market interest rates, loan demand, core deposit growth, and the timing and extent of future share repurchases. Other factors include, but are not limited to, future trends in the overall economy and the financial impact and continued business integration of TCNJ and GreenPoint.
Provision and Allowance for Loan Losses
      The allowance for loan losses is available to cover probable losses inherent in the current loans held-for-investment portfolio. Loans held-for-investment, or portions thereof, deemed uncollectible are charged to the allowance for loan losses, while recoveries, if any, of amounts previously charged off are added to the allowance. Amounts are charged off after giving consideration to such factors as the customer’s financial condition, underlying collateral values and guarantees, and general economic conditions.
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
      The loan portfolio is categorized according to collateral type, loan purpose or borrower type (i.e. commercial, consumer). The categories used include Multi-Family Mortgages, Residential Mortgages, Commercial Mortgages, Commercial, Consumer, and Construction and Land, which are more fully described in the section entitled Management’s Discussion and Analysis — “Loan Portfolio.” An important consideration is our concentration of real estate related loans.
      The methodology employed for assessing the appropriateness of the allowance consists of the following criteria:

•	Establishment of reserve amounts for specifically identified criticized loans, including those arising from business combinations and those designated as requiring special attention by our internal loan review program, or bank regulatory examinations (specific-allowance method).

•	An allocation to the remaining loans giving effect to historical losses experienced in each loan category, cyclical trends and current economic conditions which may impact future losses (loss experience factor method).
      The initial allocation or specific-allowance methodology commences with loan officers and underwriters grading the quality of their loans on a risk classification scale ranging from 1-8. Loans identified as below investment grade are referred to our independent Loan Review Department (“LRD”) for further analysis and identification of those factors that may ultimately affect the full recovery or collectibility of principal and/or interest. These loans are subject to continuous review and monitoring while they remain in a criticized category. Additionally, LRD is responsible for performing periodic reviews of the loan portfolio independent from the identification process employed by loan officers and underwriters. Loans that fall into criticized categories are further evaluated for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan.” The portion of the allowance allocated to impaired loans is based on the most appropriate of the following measures: discounted cash flows from the loan using the loan’s effective interest rate, the fair value of the collateral for collateral dependent loans, or the observable market price of the impaired loan.
      The remaining allocation applies a category specific loss experience factor to loans which have not been specifically reviewed for impairment, including smaller balance homogeneous loans that we have identified as residential and consumer, which are not specifically reserved for impairment. These category specific factors give recognition to our historical loss experience, as well as that of acquired businesses, cyclical trends, current economic conditions and our exposure to real estate values. These factors are reviewed on a quarterly basis with senior lenders to ensure that the factors applied to each loan category are reflective of trends or changes in the current business environment which may affect these categories.
      Upon completion of both allocation processes, the specific and loss experience factor method allocations are combined, producing the allocation of the allowance for loan losses by loan category reflected in the table below. Other factors used to evaluate the adequacy of the allowance for loan losses include the amount and trend of criticized loans, results of regulatory examinations, peer group comparisons and economic data associated with the relevant markets, specifically the local real estate market. Because many loans depend upon the sufficiency of collateral, any adverse trend in the relevant real estate markets could have a significant adverse effect on the quality of our loan portfolio. This information may lead management to consider that the overall allowance level should be greater than the amount determined by the allocation process described above.
      The following table presents the allocation of the allowance for loan losses and the related percentage of loans in each category to total loans held-for-investment.

		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
Allowance for	2004	to Total	2003	to Total	2002	to Total	2001	to Total	2000	to Total
Loan Losses	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

(Dollars in thousands)
Multi-Family Mortgages	$10,913	14%	$9,162	29%	$9,093	32%	$8,577	33%	$8,292	35%
Residential Mortgages	65,130	51	15,039	20	16,592	22	17,741	26	17,721	28

Sub-Total	76,043	65	24,201	49	25,685	54	26,318	59	26,013	63

Commercial Mortgages	37,085	18	28,583	23	22,625	19	23,588	17	20,704	16
Commercial	38,799	10	33,719	17	29,489	16	22,710	14	15,951	11
Consumer	37,840	5	22,134	9	20,537	9	17,525	8	15,564	8
Construction and Land	4,802	2	6,234	2	6,273	2	5,535	2	4,226	2
Unallocated	16,528	—	7,862	—	10,386	—	8,125	—	7,195	—

Sub-Total	135,054	35	98,532	51	89,310	46	77,483	41	63,640	37

Total	$211,097	100%	$122,733	100%	$114,995	100%	$103,801	100%	$89,653	100%

      The following table presents the impact of allocating the allowance for loan losses as of December 31, 2004, into our two primary portfolio segments.

		Residential &	Commercial &
	Total	Multi-Family	All Other Loans
(Dollars in thousands)
Loans Held-for-Investment	$30,424,844	$19,923,343	$10,501,501
Allowance for Loan Losses Allocated	$211,097	$76,043	$135,054
Non-Performing Loans Held-for-Investment	$133,833	$105,035	$28,798
Allowance for Loan Losses to Loans-Held-for Investment	.69%	.38%	1.29%

Allowance for Loan Losses to Non-Performing Loans Held-for-Investment	158%	72%	469%

      The provision for loan losses totaled $27.2 million for 2004, an increase of $.9 million when compared to $26.3 million for 2003. The allowance for loan losses increased by $88.4 million during 2004 to $211.1 million when compared to 2003. The increase in the allowance for loan losses is due primarily to the balances assumed in the TCNJ and GreenPoint acquisitions, and to a lesser extent increased provisioning levels. The allowance for loan losses as a percentage of total loans held-for-investment declined from 99 basis points at December 31, 2003 to 69 basis points at December 31, 2004.
      The allowance for loan losses as a percentage of total loans held-for-investment was directly impacted by the level of comparatively low risk residential and multi-family loans acquired from GreenPoint. Residential and multi-family loans represented 88% of the GreenPoint’s held-for-investment portfolio. As a result, residential and multi-family mortgage loans increased to 65% of our total portfolio at December 31, 2004 as compared to 49% at year end 2003. Historically, losses incurred on residential and multi-family loans have represented only a small percentage of our net charge offs. (See the table below for additional detail regarding losses by loan type). Similarly, GreenPoint’s historical losses (or net charge-offs) in these categories averaged approximately 4 basis points over the past three years.
      Based on the data contained in the allocation of the allowance for loan losses presented above, the portion of the allowance for loan losses allocated to residential and multi-family mortgage loans was 38 basis points at

December 31, 2004. Accordingly, 129 basis points was allocated to cover losses inherent in the remaining loan categories (principally commercial and consumer).
      As a result of the process employed and giving recognition to all attendant factors associated with the loan portfolio, the allowance for loan losses at December 31, 2004 is considered to be adequate by management.
      Transactions in the Allowance for Loan Losses are summarized as follows for the years ended December 31,

	2004	2003	2002	2001	2000
(Dollars in thousands)
Loans Held-for-Investment, net:
Average Balance	$18,014,203	$11,794,243	$10,946,247	$9,829,856	$8,958,180
End of Year	30,453,334	12,341,199	11,338,466	10,374,152	9,392,956

Analysis of Allowance for Loan Losses:
Balance at Beginning of Year	$122,733	$114,995	$103,801	$89,653	$74,525
Loans Charged-Off:
Consumer	23,590	14,701	14,794	13,626	13,209
Commercial & Industrial	11,782	11,783	4,893	3,581	3,349
Commercial Mortgages	29	35	1,023	535	350
Residential Mortgages	1,170	102	567	509	665
Multi-Family Mortgages	—	13	16	2	29
Construction and Land	—	—	—	—	—

Total Charge-Offs	36,571	26,634	21,293	18,253	17,602
Recoveries of Loans Charged-Off:
Consumer	8,231	6,181	6,295	6,263	5,454
Commercial & Industrial	3,418	1,431	1,120	1,139	918
Commercial Mortgages	878	293	37	137	124
Residential Mortgages	242	208	33	126	77
Multi-Family Mortgages	—	9	2	—	88
Construction and Land	—	—	—	88	—

Total Recoveries	12,769	8,122	7,487	7,753	6,661
Net Loans Charged-Off	23,802	18,512	13,806	10,500	10,941
Provision for Loan Losses	27,189	26,250	25,000	17,750	17,000
Allowance Acquired from Acquisitions	84,977	—	—	6,898	9,069

Balance at End of Year	$211,097	$122,733	$114,995	$103,801	$89,653

Net Charge-Offs to Average Loans Held-for-Investment	.13%	.16%	.13%	.11%	.12%

Allowance for Loan Losses to Non-performing Loans Held-for-Investment	158%	920%	941%	709%	601%

Non-Interest Income
      Non-interest income was $248.5 million for 2004 representing an increase of $92.7 million when compared to 2003. A significant portion of the growth achieved in the components comprising non-interest income, resulted from the GreenPoint and TCNJ transactions. Customer related fees and service charges also improved due to continued growth in core deposits, expansion of both our retail and commercial client base and a broadened use of our fee based services. Gain on sale of loans of $53.7 million in 2004 was achieved primarily in the fourth quarter of 2004 from activity at GreenPoint Mortgage. As previously mentioned, excluded from the gain on sale of loans was $56.6 million of economic gains recognized during the fourth quarter for the sale of certain mortgage loans originated by GPM. In accordance with generally accepted accounting principles, we were required to adjust the historical carrying value of loans classified by GreenPoint as held-for-sale as of the acquisition date to fair value. As a result, the economic gain from the sale of these mortgage loans, that would ordinarily be reflected as a component of non-interest income at the date of sale, was recorded as a fair value adjustment to the loans’ historical carrying values and reflected as a reduction to Goodwill recorded in the acquisition. Investment management, commissions and trust fees benefited from the acquisitions, GreenPoint operated a very successful alternative investments program through its branch network (the North Fork Bank and GreenPoint programs were merged on January 1, 2005). TCNJ provided us with a successful corporate trust services program based in New Jersey. Additionally we benefited from increased customer demand for alternative investment products. Included in other operating income during 2004 was $3.3 million in income derived from our investment in Bank Owned Life Insurance (“BOLI”). Our investment in BOLI, is classified in other assets, was a direct result of both the GreenPoint and TCNJ acquisitions. (See Item 8, Notes to Consolidated Financial Statements Note 13 — “Retirement and Other Employee Benefits” — for additional information). Also contributing to the other operating income was a $3.5 million gain recognized on the sale of our 85% interest in Omni Financial (re-factoring business).
      Securities gains were $12.7 million for 2004 as compared to $15.8 million in 2003. Gains recognized were derived principally from the sale of mortgage-backed securities and certain debt and equity securities.
Non-Interest Expense
      Non-interest expense was $555.8 million during 2004 representing an increase of $209.9 million when compared to 2003. A significant portion of this overall increase resulted from the GreenPoint and TCNJ transactions. Several additional factors also contributed to the increase in each non-interest expense category. Employee compensation and benefits was impacted by the hiring of several senior lenders and support staff to pursue new business initiatives, opening 12 branches, annual merit increases, increased health insurance costs and growth in incentive based compensation linked to deposit and fee income generation. Additional increases in occupancy and equipment costs were recognized due to the opening of new branches, upgrades made to existing facilities, investment in new technology and the implementation of new business initiatives and support systems. We have made, and will continue to make, significant investments in technology and delivery channels to provide our clients with a wide array of easy to use and competitively priced products and services. The increase in amortization of identifiable intangibles was due to the core deposit intangibles recorded with the TCNJ and GreenPoint acquisitions.
      The efficiency ratio is used by the financial services industry to measure an organization’s operating efficiency. The ratio, which is calculated by dividing non-interest expense excluding amortization of identifiable intangible assets by net interest income (on a tax equivalent basis) and non-interest income, excluding securities and facilities gains, was 37.55% for 2004, as compared to 34.30% in 2003. The efficiency ratio in 2004 was impacted by the additional expenses incurred with operating GreenPoint Bank as a separate company during the fourth quarter. These redundant costs were eliminated subsequent to the merger of GreenPoint Bank into North Fork Bank on February  21, 2005. Start-up costs incurred in the second quarter of 2004 associated with the hiring of several senior lenders and back office staff to support new business initiatives also impacted the efficiency ratio.

Income Taxes
      Our effective tax rate for 2004 was 34.2% as compared to 33.9% for 2003. Management anticipates that the effective tax rate in 2005 will be approximately 35%. (See Item 8, Notes to Consolidated Financial Statements Note 12 — “Income Taxes” for additional information).
Financial Condition
Loans
Loans Held-for-Sale
      The following table represents the components of loans held-for-sale at December 31,:

	2004	%	2003	%
(Dollars in thousands)
Residential Mortgages	$4,339,581	76%	$4,074	100%
Home Equity	1,380,247	24%	—	—

Total	$5,719,828	100%	$4,074	100%
Deferred Origination Costs	56,117		—

Loans Held-For-Sale, net(1)	$5,775,945		$4,074

(1)	Residential loans classified as held-for-sale were $30.7 million, $25.5 million and $1.8 million for the years ended 2002, 2001 and 2000, respectively.
Loans Held-for-Investment
      The following table represents the components of loans held-for-investment at December 31,

	2004		2003		2002		2001		2000

(Dollars in thousands)
Commercial Mortgages	$5,369,656	18%	$2,814,103	23%	$2,194,092	19%	$1,766,991	17%	$1,503,795	16%
Commercial & Industrial	3,046,820	10	2,145,798	17	1,776,419	16	1,487,819	14	1,035,071	11

Total Commercial	8,416,476	28	4,959,901	40	3,970,511	35	3,254,810	31	2,538,866	27
Residential Mortgages	15,668,938	51	2,399,232	20	2,476,715	22	2,621,651	26	2,632,273	28
Multi-Family Mortgages	4,254,405	14	3,634,533	29	3,640,039	32	3,414,209	33	3,316,894	35
Consumer	1,604,863	5	1,095,529	9	1,040,490	9	876,241	8	778,218	8
Construction and Land	480,162	2	283,243	2	232,227	2	221,381	2	141,754	2

Total	$30,424,844	100%	$12,372,438	100%	$11,359,982	100%	$10,388,292	100%	$9,408,005	100%
Unearned Income & Deferred Costs	28,490		(31,239)		(21,516)		(14,140)		(15,049)

Loans Held-For-Investment, net	$30,453,334		$12,341,199		$11,338,466		$10,374,152		$9,392,956

      The following table represents the change in the loans held-for-investment portfolio, while highlighting the impact of the GreenPoint and TCNJ transactions. The GreenPoint and TCNJ amounts are presented at fair value as of the respective acquisition dates.

	2004	Core Growth	GreenPoint	TCNJ	2003
(Dollars in thousands)
Commercial Mortgages	$5,369,656	$497,430	$1,445,294	$612,829	$2,814,103
Commercial & Industrial	3,046,820	778,738	—	122,284	2,145,798

Total Commercial	8,416,476	1,276,168	1,445,294	735,113	4,959,901
Residential Mortgages	15,668,938	1,330,269	11,259,902	679,535	2,399,232
Multi-Family Mortgages	4,254,405	532,589	87,100	183	3,634,533
Consumer	1,604,863	(121,319)	27,162	603,491	1,095,529
Construction & Land	480,162	104,441	—	92,478	283,243

Total	30,424,844	3,122,148	12,819,458	2,110,800	12,372,438
Unearned Income & Deferred Costs	28,490	6,505	53,224	—	(31,239)

Total Loans Held-for-Investments, net	$30,453,334	$3,128,653	$12,872,682	$2,110,800	$12,341,199

      Loans held-for-investment increased $18.1 billion to $30.5 billion during 2004 when compared to 2003 levels. While a substantial portion of this growth, $15.0 billion, represented amounts acquired in the GreenPoint and TCNJ transactions, core growth of $3.1 billion or 25% was also achieved during 2004. GreenPoint’s loans outstanding of $12.8 billion consisted principally of residential mortgage loans (representing 87% of their portfolio) and to a lesser extent small commercial mortgage loans, originated through GreenPoint Mortgage. TCNJ’s loans outstanding of $2.1 billion were similar in nature to those in the North Fork portfolio.
      We experienced strong loan demand during 2004 as demonstrated by core loan growth of 25%. Core growth was achieved in all categories, with the exception of consumer loans. Core commercial and commercial mortgage loan growth of $1.3 billion or 26%, resulted from our expanded presence in the New York City market, small business lending initiatives, robust lease financing activity and the hiring of several lenders and support staff during the second half of 2004. This initiative was undertaken by management to expand our commercial loan and deposit generating capabilities in New Jersey, strengthen our middle market commercial lending division on Long Island and enter the asset based lending and structured finance business through our new subsidiary (North Fork Business Capital Corp). Core multi-family mortgage growth of $.5 billion or 15% was achieved during 2004, despite our decision not to compete with the more liberal underwriting terms and rate structures offered by certain competitors.
      Core residential mortgage loan growth of $1.3 billion or 55% during 2004 was achieved through two channels: the origination of adjustable rate mortgages through North Fork Bank during the year and management’s decision to retain $1.9 billion in GreenPoint Mortgage originations during the fourth quarter. Effective January 1, 2005 the mortgage origination department of North Fork was consolidated with GreenPoint Mortgage. Future decisions to retain loans originated by GreenPoint Mortgage will be impacted by mortgage origination volumes, growth in other loan categories and deposit growth.
      Consumer loans, which are mostly comprised of auto loans, have been negatively impacted by automobile manufacturers offering aggressive incentives and zero percent financing.
      Multi-family and commercial mortgage loans are primarily secured by real estate in the Tri-state area and are diversified in terms of risk and repayment sources. The underlying collateral includes multi-family apartment buildings and owner occupied/ non-owner occupied commercial properties. The risks inherent in these portfolios are dependent on both regional and general economic stability, which affect property values, and our borrowers’ financial well being and creditworthiness.

      The risk inherent in the mortgage portfolio is managed by prudent underwriting standards and diversification in loan collateral type and location. Multi-family mortgages, collateralized by various types of apartment complexes located in the Tri-state area, are largely dependent on sufficient rental income to cover operating expenses. They may be affected by rent control or rent stabilization regulations, which could impact future cash flows of the property. Most multi-family mortgages do not fully amortize; therefore, the principal outstanding is not significantly reduced prior to contractual maturity. Residential mortgages represent first liens on owner occupied 1-4 family residences located throughout the United States, with a concentration in the Tri-state area and California. Commercial mortgages are secured by professional office buildings, retail stores, shopping centers and industrial developments.
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
      Commercial loans are made to small and medium sized businesses and include loans collateralized by security interests in lease finance receivables. The commercial mortgage and commercial loan portfolios contain no foreign loans to developing countries (“LDC”). Consumer loans consist primarily of new and used automobile loans originated through a network of automobile dealers. The credit risk in auto lending is dependent on the borrower’s creditworthiness and collateral values. The average consumer loan is generally between $15 - $25 thousand and has a contractual life of approximately 60 months. The consumer loan portfolio does not contain higher risk credit card or sub prime loans. Land loans are used to finance the acquisition of vacant land for future residential and commercial development. Construction loans finance the building and rehabilitation of residential and multi-family projects, and to a lesser extent, commercial developments. The construction and land development portfolios do not contain any high-risk equity participation loans (“AD&C” loans).
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
Non Performing Assets
      Non-performing assets include loans ninety days past due and still accruing, non-accrual loans and other real estate. Other real estate consists of property acquired through foreclosure or deed in lieu of foreclosure. The components of non-performing assets are detailed below:

	2004	2003	2002	2001	2000
(Dollars in thousands)
Loans Ninety Days Past Due and Still Accruing	$5,269	$2,268	$4,438	$4,146	$5,777
Non-Accrual Loans	128,564	11,072	7,778	10,490	9,144

Non-Performing Loans Held-for-Investment	133,833	13,340	12,216	14,636	14,921
Non-Performing Loans Held-for-Sale	60,858	—	—	—	—

Total Non-Performing Loans	194,691	13,340	12,216	14,636	14,921
Other Real Estate	17,410	313	295	315	499

Non-Performing Assets	$212,101	$13,653	$12,511	$14,951	$15,420

	2004	2003	2002	2001	2000
(Dollars in thousands)
Allowance for Loan Losses to Non-Performing Loans Held-For Investment(1)	158%	920%	941%	709%	601%
Allowance for Loan Losses to Total Loans Held-For-Investment(1)	.69	.99	1.01	1.00	.95
Non-Performing Loans Held-For-Investment to Loans Held-For-Investment	.44	.11	.11	.14	.16
Non-Performing Assets to Total Assets	.35	.07	.06	.09	.10

(1)	For additional information regarding this ratio see “Provision and Allowance for Losses” section of this discussion and analysis.
     The increase in non-performing assets of $198.5 million during 2004 is comprised principally of non-performing assets assumed from GreenPoint. At December 31, 2004, non-performing assets contained in the GreenPoint segment of the loan portfolio consisted of $116.5 million in loans held-for-investment, $60.9 million in loans held-for-sale and $17.2 million in other real estate.
      The increase in the level of non-performing loans held-for-investment also had a significant impact on several of the asset quality ratios presented in the table above. This increased level of non-performing assets is not necessarily indicative of a decline in our overall asset quality. As discussed more fully in the “Provision and Allowance for Loan Losses” section of Management’s Discussion and Analysis, GreenPoint’s historical losses (or net charge-offs) as a percentage of their total portfolio averaged approximately 4 basis points over the past three years, while the level of non-performing assets remained relatively consistent.
      Interest forgone on non-accrual loans, or the amount of income that would have been recorded had these loans been current in accordance with their original terms, aggregated approximately $2.9 million in 2004 and $1 million in 2003 and 2002, respectively. The amount of interest income included in net income on these non-accrual loans was not significant for the periods presented. We did not have any restructured loans for any of the periods presented above.
      Future levels of non-performing assets will be influenced by prevailing economic conditions and the impact of those conditions on our customers, prevailing interest rates, unemployment rates, property values and other internal and external factors.

      The following are approximate contractual maturities and sensitivities to changes in interest rates of certain loans, exclusive of non-commercial real estate mortgages, consumer and non-accrual loans as of December 31, 2004:

		Due After
		One but
	Due Within	Within Five	Due After
	One Year	Years	Five Years	Total
(In thousands)
Types of Loans:
Multi-Family Mortgages	$132,816	$2,176,813	$1,943,486	$4,253,115
Commercial Mortgages	551,220	2,700,457	2,102,307	5,353,984
Commercial	1,571,090	1,194,157	274,411	3,039,658
Construction & Land	473,506	4,988	1,668	480,162

Total	$2,728,632	$6,076,415	$4,321,872	$13,126,919

Rate Provisions:
Amounts with Fixed Interest Rates	$283,506	$4,543,283	$4,221,455	$9,048,244
Amounts with Adjustable Interest Rates	2,445,126	1,533,132	100,417	4,078,675

Total	$2,728,632	$6,076,415	$4,321,872	$13,126,919

Securities
      The tables that follow depict the amortized cost, contractual maturities and approximate weighted average yields (on a tax equivalent basis) of the available-for-sale and held-to-maturity securities portfolios at December 31, 2004:
Available-for-Sale(1)

					U.S.
	U.S.		State &		Government
	Treasury		Municipal		Agencies’		Other
Maturity	Securities	Yield	Obligations	Yield	Obligations	Yield	Securities	Yield	Total	Yield

(Dollars in thousands)
Within 1 Year	$50,309	1.54%	$556,746	2.96%	$1,392	6.56%	$32,244	4.23%	$640,691	2.92%
After 1 But Within 5 Years	25,325	3.40	117,449	6.01	206,278	4.17	51,371	7.46	400,423	5.08
After 5 But Within 10 Years	75,332	4.24	136,265	6.27	2,834	9.06	50,980	6.73	265,411	5.81
Due After 10 Years	517	9.08	105,779	7.18	—	—	634,478	4.77	740,774	5.12

Subtotal	151,483	3.22%	916,239	4.33%	210,504	4.25%	769,073	5.06%	2,047,299	4.51%
Agency Pass-Through Certificates									2,715,253	4.78
Collateralized Mortgage Obligations									9,844,081	4.52
Equity Securities									790,042	3.19

Total Securities	$151,483	3.22%	$916,239	4.33%	$210,504	4.25%	$769,073	5.06%	$15,396,675	4.50%

(1)	Unrealized gains/(losses) have been excluded for presentation purposes.

Held-to-Maturity

	State &
	Municipal		Other
Maturity	Obligations	Yield	Securities	Yield	Total	Yield

(Dollars in thousands)
Within 1 Year	$6,650	6.95%	$1,986	7.02%	$8,636	6.97%
After 1 But Within 5 Years	12,526	6.75	13,069	4.66	25,595	5.68
After 5 But Within 10 Years	12,120	11.34	—	—	12,120	11.34
After 10 Years	14,007	7.91	70	—	14,077	7.87

Subtotal	45,303	8.37%	15,125	4.95%	60,428	7.51%
Agency Pass-Through Certificates					57,719	5.44
Collateralized Mortgage Obligations					24,426	5.26

Total Securities	$45,303	8.37%	$15,125	4.95%	$142,573	6.29%

      The following table shows the total securities portfolio composition based on the financial statement carrying amount at December 31,

	2004	2003
(In thousands)
Collateralized Mortgage Obligations	$9,844,482	$4,424,868
Agency Pass-Through Certificates	2,794,786	1,328,753
State & Municipal Obligations	965,415	761,747
Equity Securities	794,005	194,345
U.S. Treasury & Government Agencies	363,775	58,090
Other Securities	792,960	558,757
Retained Interest in Securitizations	31,775	—

Total Securities	$15,587,198	$7,326,560

      Securities, net of amounts acquired in the GreenPoint and TCNJ transactions of $8.2 billion, were unchanged from year end 2003. During 2004 we invested liquidity generated from deposit growth in the loan portfolio and reinvested only portfolio cash flows back into securities. This reflects the continued strategic transformation of the balance sheet, emphasizing higher margin loan growth.
      Mortgage Backed Securities represented 81% of total securities at December 31, 2004, and included pass-through certificates guaranteed by GNMA, FHLMC or FNMA and collateralized mortgage-backed obligations (“CMOs”) backed by government agency pass-through certificates or whole loans. The pass- through certificates included both fixed and adjustable rate instruments. CMOs, by virtue of the underlying collateral or structure, are AAA rated and are either fixed rate current pay sequentials and PAC structures or adjustable rate issues. (See Item 8, Notes to the Consolidated Financial Statements Note 3, “Securities” for additional information). The adjustable rate pass-throughs and CMOs are principally Hybrid Arms. These have fixed initial term of 3 through 7 years and at the end of that term convert to one year adjustables indexed to short term benchmarks (i.e. LIBOR or 1 year Treasuries). Hybrid Arms included in Pass-throughs and CMOs as of year end aggregated $3.2 billion.
      Our goal is to maintain a portfolio with a short weighted average life and duration. This is accomplished using instruments with short final maturities, predictable cash flows and adjustable rates. These attributes allow us to proactively manage as market conditions change so that cash flows may be reinvested in securities at current market rates, fund loan growth or utilized to pay off short-term borrowings. These strategies contributed to the 3.5 year weighted average life and 2.8 duration of the MBS portfolio as of December 31, 2004.

      The yield and fair value of securities, specifically the MBS portfolio, are impacted by changes in market interest rates and related prepayment activity. Given our current portfolio composition, related prepayment activity could moderately decrease in a rising interest rate environment, extending the portfolio’s weighted average life. Conversely, the opposite would occur in a declining interest rate environment. These changes in average life would also either extend or shorten the period over which the net premiums would be amortized affecting income and yields. However, either impact would be minimal as net premiums total $39.6 million or approximately 31 basis points of the outstanding balance of MBSs at December 31, 2004.
      Municipal securities represent a combination of short-term debentures issued by local municipalities (purchased as part of a strategy to expand relationships with these governmental entities) and highly rated obligations of New York State and related authorities. Equity securities held in the available-for-sale portfolio include $369.6 million of FNMA and FHLMC (“GSE”) Preferred stock, $351.7 million of Federal Home Loan Bank common stock, and common and preferred stocks of certain publicly traded companies. The GSE Preferred stock includes $370.2 million of par value acquired in the GreenPoint acquisition and recorded at fair value as of the acquisition date of $319.6 million. The market value of the entire GSE equity holdings approximated book value as of year end. Other securities held in the available-for-sale portfolio include capital securities (trust preferred securities) of certain financial institutions and corporate bonds.
      When purchasing securities, we consider the overall interest-rate risk profile, as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing the securities portfolio, available-for-sale securities may be sold as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, and/or following the completion of a business combination.
Deposits
      The following table summarizes deposit activity during 2004, including balances acquired from GreenPoint and TCNJ as of the respective acquisition dates at fair value.

	2004	Core Growth	GreenPoint	TCNJ	2003

(Dollars in thousands)
Demand	$6,738,302	$1,499,772	$519,633	$638,763	$4,080,134
Savings, NOW & Money Market	20,598,994	2,436,406	8,641,389	1,231,040	8,290,159
Time Deposits	7,475,132	(316,397)	3,745,108	1,300,599	2,745,822

Total Deposits	$34,812,428	$3,619,781	$12,906,130	$3,170,402	$15,116,115

      Total deposits, exclusive of balances acquired in the GreenPoint and TCNJ transactions of $16.1 billion, increased $3.6 billion or 24% during 2004. Factors contributing to core deposit growth include: (i) the continued expansion of our retail branch network, (ii) the ongoing branch upgrade program providing for greater marketplace identity, (iii) expanded branch hours providing additional accessibility and convenience, (iv) commercial loan growth and (v) incentive based compensation linked to deposit growth.

      Customer deposits represent our primary funding source. The following table shows the classification of the average deposits and average rates paid for each of the last three years ended December 31,:

	2004		2003		2002

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

(Dollars in thousands)
Demand	$5,239,157	—%	$3,678,290	—%	$2,919,719	—%
Savings	3,521,019	.80	3,653,744	.63	3,388,120	.85
NOW & Money Market	8,891,679	.96	3,873,417	.90	2,637,158	1.30
Time	4,287,479	1.54	2,961,129	1.83	3,220,899	2.58

Total	$21,939,334	.82%	$14,166,580	0.79%	$12,165,896	1.20%

Contractual Obligations and Commitments
      We have certain obligations and commitments to make future payments under contracts. At December 31, 2004, the aggregate contractual obligations and commitments were:
Contractually Obligated Payments

	Payments Due by Period

		Less than			After
	Total	One Year	1-3 Years	3-5 Years	5 Years
(In thousands)
Time Deposits and Certificates of Deposits $100,000 and Over(1)	$7,412,125	$5,329,055	$1,642,568	$426,819	$13,683
Total Borrowings(1)	13,479,886	6,022,376	1,875,000	1,300,000	4,282,510
Annual Rental Commitments Under Non-Cancelable Leases	616,512	73,355	135,732	117,228	290,197

Total Contractually Obligated Commitments	$21,508,523	$11,424,786	$3,653,300	$1,844,047	$4,586,390

(1)	Excludes purchase accounting and hedge fair value adjustments.
Other Commitments

	Amount of Commitment — Expiration by Period

		Less than	1-3	3-5	After 5
	Total	One Year	Years	Years	Years
(In thousands)
Commitments to Originate Mortgage Loans Held-for-Sale	$6,264,104	$6,264,104	$—	$—	$—
Commitments to Fund Against Home Equity Lines of Credit	676,551	676,551	—	—	—
Commitments to Extend Credit on Loans Held-for-Investment	2,926,271	1,871,997	1,054,274	—	—
Standby Letters of Credit	299,299	299,299	—	—	—
Commercial Letters of Credit	16,482	16,482	—	—	—

Total Other Commitments	$10,182,707	$9,128,433	$1,054,274	$—	$—

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
      As of December 31, 2004, the most recent notification from the various regulators categorized the Company and our subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a Total Risk Adjusted Capital Ratio of at least 10%, a Tier 1 Capital Ratio of at least 6%, a Leverage Ratio of at least 5%, and not be subject to any written order, agreement or directive. Since such notification, there are no conditions or events that management believes would change this classification.
      The following table sets forth our risk-based capital amounts and rates as of December 31,

	2004		2003

	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
Tier 1 Capital	$3,281,054	9.90%	$1,301,687	10.49%
Regulatory Requirement	1,325,837	4.00	496,414	4.00

Excess	$1,955,217	5.90%	$805,273	6.49%

Total Risk Adjusted	$4,142,993	12.50%	$1,927,410	15.53%
Regulatory Requirement	2,651,675	8.00	992,828	8.00

Excess	$1,491,318	4.50%	$934,582	7.53%

Risk Weighted Assets	$33,145,936		$12,410,354

      The Company’s Leverage Ratio at December 31, 2004 and 2003 was 6.22% and 6.47%, respectively.
      The following table sets forth the capital ratios for our banking subsidiaries at December 31, 2004:

Capital Ratios:	North Fork	GreenPoint	Superior

Tier 1 Capital	10.34%	11.17%	17.26%
Total Risk Adjusted	11.12	12.58	17.88
Leverage Ratio	6.63	8.04	7.15
      The Board of Directors approved in 2003 an increase in its share repurchase program from the previously authorized level of 6 million shares to 12 million shares (adjusted for the 3-for-2 stock split), representing 5% of the shares outstanding at such time. As of December 31, 2004, the Company had purchased 7.8 million shares at an average cost of $23.05 per share under this program. No shares were repurchased during 2004. Repurchases are made in the open market or through privately negotiated transactions.
      During 2004, the Board of Directors approved a three-for-two common stock split. Accordingly, all prior period share amounts have been adjusted to reflect the impact.

      On December 14, 2004, the Board of Directors declared a regular quarterly cash dividend of $.22 per common share. The dividend was paid on February 15, 2005 to shareholders of record at the close of business on January 28, 2005.
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
Comparison Between 2003 and 2002
      Net income for 2003 was $396.4 million or diluted earnings per share of $1.73 compared to $416.9 million or diluted earnings per share of $1.72 for 2002. The return on average tangible assets and average tangible stockholders’ equity for 2003 was 1.91% and 36.54%, respectively as compared to 2.27% and 34.16%, respectively for 2002.
Net Interest Income
      During 2003, net interest income declined $26.3 million from 2002 and the net interest margin declined 69 basis points from 4.93% to 4.24%. The impact of declining market rates in the first half of 2002 had a positive effect on our net interest margin, as our liabilities re-priced at an accelerated pace. From the latter half of 2002 through May 2003, we implemented a strategy to leverage our excess capital by adding approximately $3 billion in mortgage-backed securities funded principally with short-term borrowings and $500 million in subordinated debt proceeds. This decision capitalized on the prevailing interest rate environment and attractive spreads between these assets and liabilities, increasing our net interest income. However, the sustained nature of the lowest interest rate environment experienced in over 40 years led to an accelerated contraction of our net interest margin during the second quarter of 2003. This was due primarily to accelerated prepayment rates experienced in all earning asset categories and the impact of replacing these earning assets with new origination volumes at lower interest rates. In June 2003, the prospect of a near term economic recovery coupled with the historically low returns on reinvestment opportunities led us to reevaluate our capital management strategy. To improve our net interest margin, strengthen our interest rate risk profile, we revised our capital management strategy and repositioned our balance sheet by reducing our securities portfolio by approximately $3 billion from an interim period high through $1.1 billion in sales, at a net gain of $0.4 million, and portfolio cash flows. The securities proceeds received during the third quarter 2003 were used to reduce short-term borrowings. During June and July 2003, we also restructured $1 billion in longer-term borrowings as follows: (a) $300 million of variable rate term-borrowings were prepaid and their underlying pay fixed swaps maturing in 2004 were canceled, resulting in a $6.6 million charge; (b) $200 million of fixed rate term-borrowings maturing in 2004 were prepaid, resulting in a $5.3 million charge; and (c) $500 million of Subordinated Debt and $45 million of 8.17% Capital Securities were converted from fixed rates to floating rates using interest rate swaps.
      Interest income during 2003 declined $79.1 million to $1.1 billion compared to 2002. During this same period, the yield on average interest earning assets declined 119 basis points from 6.92% to 5.73%.

      Loans averaged $11.8 billion for 2003 representing an increase of $848 million or 8% from 2002, while yields declined 63 basis points to 6.70%. This compression in yields offset the positive effects of higher loan balances during this period. Factors contributing to the overall decline in yields included new originations and refinancing activity at lower market interest rates, increased prepayment levels, and adjustable rate loans resetting downward. As of December 31, 2003, the loans-to-deposits ratio was 82%.
      Securities averaged $7.9 billion for 2003, representing a $1.4 billion increase from 2002 levels, as yields declined 194 basis points to 4.32%. Portfolio yields and interest income were negatively impacted during 2003 as cash flows and purchases were invested at lower market rates. To mitigate extension risk, we purchased short duration securities that by their nature have lower yields. Additionally, yields and income were negatively impacted by a significant increase in prepayment activity, which shortened the anticipated lives and accelerated premium amortization. Net premium amortization reduced security yields by 98 basis points in 2003 compared to 15 basis points in 2002.
      Average interest bearing liabilities rose $1.9 billion to $15.8 billion, while overall funding costs declined 63 basis points to 1.87% during 2003. The negative effects of lower asset yields were partially offset by a decrease in our cost of funds, resulting from the repricing of short-term borrowed funds, lower year over year deposit rates and continued improvement in the overall mix of interest bearing liabilities, with substantial growth in low or no cost customer deposits.
      Average demand deposits grew $759 million or 26% to $3.7 billion in 2003. Total demand deposits contributed 52 basis points to our net interest margin compared to 60 basis points in 2002. Demand deposits represented 27% of total deposits at December 31, 2003. Average Savings, NOW and Money Market deposits increased $1.5 billion or 25% to $7.5 billion, while the corresponding cost of funds declined 28 basis points to 0.77%. Average time deposits and their related cost declined $260 million and 75 basis points from 2002 levels.
      Average total borrowings rose $618.6 million to $5.3 billion in 2003, while the related cost declined 86 basis points to 3.46%, principally due to current market rates. Certain collateralized borrowings (repurchase agreements and FHLB advances) had their costs fixed through the use of interest rate swaps, increasing interest expense by approximately $23.9 million and $32.8 million in 2003 and 2002, respectively. In June 2003, $850 million of these interest rate swaps and related borrowings matured, while an additional $300 million in swaps, with 2004 maturity dates, were canceled and the underlying borrowings repaid.
      Also contributing to the increase in average total borrowings was the issuance of $500 million in Subordinated Debt in August 2002 with an original weighted average cost of 5.79%. During 2003, we used interest rate swaps to convert this debt from fixed rates to floating rates indexed to three-month LIBOR, lowering interest expense by approximately $5.3 million. In June 2002, interest rate swaps were used to convert $200 million in Capital Securities from fixed rates to floating rates indexed to three-month LIBOR. In July 2003, we used interest rate swaps to convert the remaining $45 million of Capital Securities from fixed rates to floating rates, indexed to three-month LIBOR. During 2003 and 2002, the Capital Securities swaps decreased interest expense by approximately $12.3 million and $5.5 million, respectively.
Provision and Allowance for Loan Losses
      The provision for loan losses totaled $26.3 million for 2003, an increase of $1.3 million when compared to $25.0 million for 2002. The allowance for loan losses increased by $7.7 million to $122.7 million when compared to 2002. The allowance for loan losses as a percentage of total loans was 99 basis points at December 31, 2003, and 101 basis points at December 31, 2002.

Non-Interest Income
      Non-interest income, increased $31.7 million or 26% to $155.8 million compared to $124.1 million in 2002. Contributing to this growth was a $5.2 million improvement in customer related fees and service charges to $82.4 million resulting from continued growth in core deposits, expansion of both our retail and commercial customer base and a broadened use of fee based services. Mortgage banking related income increased $3.2 million or 47%, as we benefited from record origination, refinancing activity and increased sales volume into the secondary market. Other operating income increased $7.3 million compared to last year due, in part, to trading gains of $2.4 million from the sale of treasury securities that were held in our trading portfolio and to a $1.8 million increase in check cashing fees resulting from the addition of seven new stores during the first quarter of 2003. Growth in other income was partially offset by a $3.0 million decline in investment management, commissions and trust fees reflecting decreased customer demand for mutual funds and annuity products. We also recognized facility gains of $11 million (one vacated facility totaled $9.1 million) during 2003.
      Securities gains recognized during 2003 were $15.8 million as compared to $4.5 million in 2002. Gains recognized were derived principally from the sale of mortgage backed securities and certain debt and equity securities.

Non-Interest Expense
      Non-interest expense increased $40.7 million or 13.3% to $345.9 million. Contributing to the increase was an additional $17.2 million in employee compensation and benefits and $11.0 million in occupancy and equipment costs. Employee compensation and benefits rose 9.9% due to the hiring of additional employees to support new business initiatives, including de novo branches, increased health insurance and pension costs and growth in incentive based compensation linked to deposit and fee income generation. Increases in occupancy and equipment costs were due to the opening of new branches, investments in existing facilities, technology upgrades, the implementation of new business initiatives and support systems. During 2003, we invested approximately $15 million in facilities and $21 million in technology and equipment. Debt restructuring costs of $12.0 million were incurred in 2003 as a result of our decision to prepay certain term borrowings and cancel related interest rate swaps. The efficiency ratio was 34.30% in 2003, as compared to 31.10% in 2002.

Income Taxes
      Our effective tax rate for 2003 was 33.9% as compared to 34.4% for 2002.
Recent Accounting Pronouncements

Accounting for Stock Based Compensation (Revised 2004)
      In December 2004, FASB issued SFAS No. 123R — “Accounting for Stock Based Compensation, Share Based Payment”, (SFAS 123R) which replaces the guidance prescribed in SFAS 123. SFAS 123R requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The associated costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R is effective as of the first interim or annual reporting period beginning after June 15, 2005. Adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements. (See Item 8, Notes to Consolidated Financial Statements, Note 1 — “Summary of Significant Accounting Policies — Accounting for Stock Based Compensation”, for disclosure of our current accounting policy and the historical impact of expensing stock based awards or our consolidated financial statements).

Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003
      In December 2003, The Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”) was passed. The Act expands medical benefits, primarily adding a prescription drug benefit for medicare-eligible retirees beginning in 2006. In May 2004, FASB issued FASB Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvements and Modernization Act of 2003,” (“FSP 106-2”) which supersedes FSP 106-1 issued in January 2004. FSP 106-2 specifies that any medicare subsidy must be taken into account in measuring the employer’s post-retirement health care benefit obligation and will also reduce the net periodic post-retirement cost in future periods. FSP 106-2 is effective for reporting periods beginning on or after June 15, 2004. This pronouncement did not have a material impact on the Company’s consolidated financial statements.

Application of Accounting Principles to Loan Commitments
      In March 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. SAB 105 indicates that the expected future cash flows related to the associated servicing of the loan and any other internally-developed intangible assets should not be considered when recognizing a loan commitment at inception or through its life. SAB 105 also discusses disclosure requirements for loan commitments and was effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. This pronouncement did not have a material impact on the Company’s consolidated financial statements.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity
      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 was effective immediately for financial instruments entered into or modified after May 31, 2003; otherwise, it was effective for all existing contracts on July 1, 2003. However, the effective date of the statement’s provisions related to the classification and measurement of certain mandatory redeemable non-controlling interests has been deferred indefinitely by the FASB, pending further Board action. Adoption of SFAS 150 did not have a material impact, nor do we expect the deferred portion to have a material impact on our consolidated financial statements.
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
Asset/Liability Management
      The net interest margin is directly affected by changes in the level of interest rates, the shape of the yield curve, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of assets and liabilities, and the credit quality of the loan portfolio. Our asset/ liability objectives are to maintain a strong, stable net interest margin, to utilize our capital effectively without taking undue risks, and to maintain adequate liquidity.
      The risk assessment program includes a coordinated approach to the management of liquidity, capital, and interest rate risk. This process is governed by policies and limits established by senior management, which are reviewed at least annually by the Board of Directors. The Asset/ Liability Committee of the Board of Directors (“ALCO”) provides guidance for asset/ liability activities. ALCO periodically evaluates the impact of changes in market interest rates on interest earning assets and interest bearing liabilities, net interest margin, capital and liquidity, and evaluates management’s strategic plan. The balance sheet structure is primarily short-term with most assets and liabilities repricing or maturing in less than five years. We monitor the sensitivity of net interest income by utilizing a dynamic simulation model complemented by a traditional gap analysis.
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

      The Board has established certain policy limits for the potential volatility of net interest income as projected by the simulation model. Volatility is measured from a base case where rates are assumed to be flat and is expressed as the percentage change, from the base case, in net interest income over a twelve-month period. As of December 31, 2004, we were operating within policy limits.
      The simulation model is kept static with respect to the composition of the balance sheet and, therefore does not reflect our ability to proactively manage in changing market conditions. We may choose to extend or shorten the maturities of our funding sources. We may also choose to redirect cash flows into assets with shorter or longer durations or repay borrowings. Derivative instruments, including interest rate swaps, interest rate caps/floors, and interest rate collars may be used to reduce pricing mismatches between assets and liabilities.
      The assumptions used are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of interest rate changes, changes in market conditions and interest rate differentials (spreads) between maturity/ repricing categories, prepayments, and any actions we may take to counter such changes. The specific assumptions utilized in the simulation model include:

•	Parallel yield curve shifts for market rates (i.e.-treasuries, LIBOR, swaps, etc.) with an assumed floor of 50 basis points.

•	Maintaining our current asset or liability spreads to market interest rates.

•	Savings and money market deposit rates experience a 40% impact of market interest rate movements after 3 months and have a floor of 15 and 25 basis points, respectively.

•	NOW deposit rates experience a 15% impact of market rate movements immediately and have a floor of 10 basis points.
      The following table reflects the estimated change in projected net interest income for the next twelve months assuming a gradual increase or decrease in interest rates over a twelve-month period.

	Changes in
	Net Interest Income

Change in Interest Rates	$ Change	% Change

(Dollars in thousands)
+ 200 Basis Points	$(28,049)	(1.45)%
+ 100 Basis Points	(11,661)	(.60)
- 100 Basis Points	2,607	.13
      The traditional gap analysis complements income simulation modeling, primarily focusing on the longer-term structure of the balance sheet. The gap analysis does not assess the relative sensitivity of assets and liabilities to changes in the interest rates and also fails to account for the embedded options, caps and floors, if any. We have not established Gap policy limits since it does not appropriately depict interest rate risk as changes in interest rates do not necessarily affect all categories of interest earnings assets and interest bearing liabilities equally.
      The gap analysis is prepared based on the maturity and repricing characteristics of interest earning assets and interest bearing liabilities for selected time periods. The mismatch between repricings or maturities within a time period is commonly referred to as the “gap” for that period. A positive gap (asset sensitive), where interest-rate sensitive assets exceed interest-rate sensitive liabilities, generally will result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap (liability sensitive) will generally have the opposite results on the net interest margin.

      The following table reflects the re-pricing of the balance sheet, or “Gap” position at December 31, 2004:

			181-365
Interest Earning Assets:	0-90 Days	91-180 Days	Days	1-5 Years	Over 5 Years	Total

(Dollars in thousands)
Money Market Investments	$90,394	$—	$—	$—	$—	$90,394
Securities(1)	1,420,917	1,179,381	1,799,532	8,153,020	3,018,173	15,571,023
Loans Held-for-Sale	5,775,945	—	—	—	—	5,775,945
Loans Held-for-Investment, net(2)(3)	5,039,076	1,607,150	2,063,636	15,464,078	6,150,830	30,324,770

Total Interest Earning Assets	$12,326,332	$2,786,531	$3,863,168	$23,617,098	$9,169,003	$51,762,132

Interest Bearing Liabilities:
Savings, NOW and Money Market Deposits(4)	$6,985,924	$—	$—	$—	$13,613,070	$20,598,994
Time Deposits	2,338,074	1,457,457	1,568,069	2,098,319	13,213	7,475,132
Federal Funds Purchased and Collateralized Borrowings	7,869,852	279,989	987,954	2,230,232	3,225,000	14,593,027
Other Borrowings	1,334	1,334	2,667	522,507	978,476	1,506,318

Total Interest Bearing Liabilities	$17,195,184	$1,738,780	$2,558,690	$4,851,058	$17,829,759	$44,173,471

Gap before Derivatives	(4,868,852)	1,047,751	1,304,478	18,766,040	(8,660,754)
Derivative Instruments Notional Amounts	(920,000)	(100,000)	—	470,000	550,000

Cumulative Difference Between Interest Earning Assets and Interest Bearing Liabilities after Derivatives	$(5,788,852)	$(4,841,101)	$(3,536,623)	$15,699,417	$7,588,661

Cumulative Difference as a Percentage of Total Assets	(9.54)%	(7.98)%	(5.83)%	25.88%	12.51%

(1)	Based upon (a) historical price, (b) contractual maturity, (c) repricing date, if applicable, and (d) projected repayments of principal based upon experience.

(2)	Excludes non-accrual loans totaling $128.6 million.

(3)	Based upon (a) contractual maturity, (b) repricing date, if applicable, and (c) estimated principal prepayments.

(4)	Interest-bearing deposits without stated maturities are assigned to categories based on observed historical rate sensitivity. In order to represent the observed rate sensitivity of these deposits in the gap table, 38%, of the savings, 33% of money market and 13% of now account balances were placed in the “0 - 90 Days” category. The remainder of the balance was assigned to the “Over 5 Years” category to represent the relative insensitivity of these products to changes in short-term rates.
     Our philosophy toward interest rate risk management is to limit the variability of net interest income in future periods under various interest rate scenarios. Another measure management monitors is based on market risk. Market risk is the risk of loss from adverse changes in market prices primarily driven by changes in interest rates. We calculate the value of assets and liabilities using net present value analysis with upward and downward shocks of 200 basis points to market interest rates. The net changes in the calculated values of the assets and liabilities are tax affected and reflected as an impact to the market value of equity. The following table reflects the estimated change in the market value of equity assuming an immediate increase or decrease in interest rates.

	Market Value of Equity

Change in Interest Rates	$ Change	% Change

(Dollars in thousands)
+ 200 Basis Points	$(924,908)	(6.6)%
Flat Interest Rates	—	—
- 200 Basis Points	569,155	4.1
Policy Limit	N/A	(20.0)
      As part of our overall interest rate risk management strategy, we periodically use derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The interest rate risk management strategy at times involves modifying the repricing characteristics of certain assets and liabilities utilizing interest rate swaps, caps and floors.
      The credit risk associated with derivative instruments is the risk of non-performance by the counterparty to the agreements. Management does not anticipate non-performance by any of the counterparties and monitors/controls the risk through its asset/liability management procedures. (See Item 8, Notes to Consolidated Financial Statements, Note 17 — “Derivative Financial Instruments” for additional information on all derivative transactions).
Liquidity Risk Management
      The objective of liquidity risk management is to meet our financial obligations and capitalize on new business opportunities. These obligations include the payment of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature and the ability to fund new and existing loans and investments as opportunities arise.
      The Company’s primary funding source is dividends from North Fork Bank. There are various federal and state banking laws and guidelines limiting the extent to which a bank subsidiary can finance or otherwise supply funds to its holding company. At December 31, 2004, dividends for North Fork Bank were limited under such guidelines to $861 million. From a regulatory standpoint, North Fork Bank, with its current balance sheet structure, had the ability to dividend approximately $190 million, while still meeting the criteria for designation as a well-capitalized institution under existing regulatory capital guidelines. Additional sources of liquidity for the Company include borrowings, the sale of available-for-sale securities, and funds available through the capital markets.
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
      Our banking subsidiaries currently have the ability to borrow an additional $13.9 billion on a secured basis, utilizing mortgage related loans and securities as collateral. At December 31, 2004, our banking subsidiaries had $7.0 billion in advances and repurchase agreements outstanding with the FHLB.
      We also maintain arrangements with correspondent banks to provide short-term credit for regulatory liquidity requirements. These available lines of credit aggregated $3.5 billion at December 31, 2004. We continually monitor our liquidity position as well as the liquidity positions of our bank subsidiaries and believe that sufficient liquidity exists to meet all of our operating requirements.

Item 8 —	Financial Statements and Supplementary Data
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,

	2004	2003	2002
(In thousands, except per share amounts)
Interest Income:
Loans Held-for-Investment	$1,078,684	$789,136	$800,934
Loans Held-for-Sale	64,391	—	—
Mortgage-Backed Securities	352,816	258,338	337,279
Other Securities	78,743	62,789	51,017
Money Market Investments	3,518	640	751

Total Interest Income	1,578,152	1,110,903	1,189,981

Interest Expense:
Savings, NOW & Money Market Deposits	113,082	58,008	63,133
Time Deposits	66,056	54,127	83,183
Federal Funds Purchased & Collateralized Borrowings	187,008	150,724	174,656
Other Borrowings	36,785	32,530	27,231

Total Interest Expense	402,931	295,389	348,203

Net Interest Income	1,175,221	815,514	841,778
Provision for Loan Losses	27,189	26,250	25,000

Net Interest Income after Provision for Loan Losses	1,148,032	789,264	816,778

Non-Interest Income:
Customer Related Fees & Service Charges	114,481	82,406	77,197
Gain on Sale of Loans	53,710	4,822	2,056
Mortgage Servicing Fees	7,132	5,243	4,808
Investment Management, Commissions & Trust Fees	25,181	13,712	16,708
Other Operating Income	35,343	22,886	15,599

Subtotal	235,847	129,069	116,368
Securities Gains, net	12,656	15,762	4,517
Gain on Sale of Facilities, net	—	10,980	3,254

Total Non-Interest Income	248,503	155,811	124,139

Non-Interest Expense:
Employee Compensation & Benefits	306,781	191,758	174,558
Occupancy & Equipment, net	106,174	66,929	55,883
Amortization of Identifiable Intangibles	15,109	3,567	3,808
Other Operating Expenses	127,738	71,661	70,937
Debt Restructuring Costs	—	11,955	—

Total Non-Interest Expense	555,802	345,870	305,186

Income Before Income Taxes	840,733	599,205	635,731
Provision for Income Taxes	287,737	202,840	218,838

Net Income	$552,996	$396,365	$416,893

Earnings Per Share — Basic	$1.88	$1.75	$1.74
Earnings Per Share — Diluted	$1.85	$1.73	$1.72
See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	At December 31,

	2004	2003
(In thousands, except per share amounts)
ASSETS
Cash & Due from Banks	$972,506	$510,354
Money Market Investments	90,394	21,037
Securities:
Available-for-Sale ($7,219,173 pledged in 2004; $1,911,586 in 2003)	15,412,850	7,136,275
Held-to-Maturity ($24,114 pledged in 2004; $52,808 in 2003) (Fair Value $145,991 in 2004; $195,312 in 2003)	142,573	190,285
Retained Interest In Securitizations	31,775	—

Total Securities	15,587,198	7,326,560

Loans:
Loans Held-for-Sale	5,775,945	4,074
Loans Held-for-Investment, Net of Unearned Income & Deferred Costs	30,453,334	12,341,199
Less: Allowance for Loan Losses	211,097	122,733

Net Loans Held-for-Investment	30,242,237	12,218,466
Goodwill	5,878,277	410,494
Identifiable Intangibles	150,734	12,765
Premises & Equipment	416,003	150,875
Mortgage Servicing Rights	254,857	—
Accrued Income Receivable	205,189	88,722
Other Assets	1,093,715	226,027

Total Assets	$60,667,055	$20,969,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$6,738,302	$4,080,134
NOW & Money Market	14,265,395	4,519,476
Savings	6,333,599	3,770,683
Time	4,932,302	1,784,408
Certificates of Deposit, $100,000 & Over	2,542,830	961,414

Total Deposits	34,812,428	15,116,115
Federal Funds Purchased & Collateralized Borrowings	14,593,027	3,221,154
Other Borrowings	1,506,318	743,476
Accrued Expenses & Other Liabilities	874,203	410,140

Total Liabilities	$51,785,976	$19,490,885

Stockholders’ Equity
Preferred Stock, par value $1.00; authorized 10,000,000 shares, unissued	$—	$—
Common Stock, par value $.01; authorized 500,000,000 shares; issued 474,476,655 shares in 2004; 261,871,167 in 2003	4,745	1,746
Additional Paid in Capital	6,968,493	378,793
Retained Earnings	2,064,148	1,816,458
Accumulated Other Comprehensive Income/(Loss)	240	(2,044)
Deferred Compensation	(125,174)	(91,789)
Treasury Stock at cost; 1,633,891 shares in 2004; 33,088,600 shares in 2003	(31,373)	(624,675)

Total Stockholders’ Equity	8,881,079	1,478,489

Total Liabilities and Stockholders’ Equity	$60,667,055	$20,969,374

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		Additional		Accumulated Other			Total
	Common	Paid in	Retained	Comprehensive	Deferred	Treasury	Stockholders’
For the Years Ended December 31;	Stock	Capital	Earnings	Income/(Loss)	Compensation	Stock	Equity

(Dollars in thousands,
except per share amounts)
Balance, January 1, 2002	$1,746	$364,345	$1,337,564	$10,341	$(42,535)	$(234,453)	$1,437,008
Net Income	—	—	416,893	—	—	—	416,893
Cash Dividends ($.67 per share)	—	—	(163,863)	—	—	—	(163,863)
Issuance of Stock (207,920 shares)	—	2,262	—	—	—	2,918	5,180
Purchases of Treasury Stock (9,009,750 shares)	—	—	—	—	—	(207,604)	(207,604)
Restricted Stock Activity, net	—	13,484	—	—	(28,027)	21,885	7,342
Stock Based Compensation Activity, net	—	(2,780)	—	—	—	14,227	11,447
Other Comprehensive Income	—	—	—	7,650	—	—	7,650

Balance, December 31, 2002	$1,746	$377,311	$1,590,594	$17,991	$(70,562)	$(403,027)	$1,514,053
Net Income	—	—	396,365	—	—	—	396,365
Cash Dividends ($.74 per share)	—	—	(170,501)	—	—	—	(170,501)
Issuance of Stock (231,977 shares)	—	1,116	—	—	—	4,636	5,752
Purchases of Treasury Stock (11,664,600 shares)	—	—	—	—	—	(264,193)	(264,193)
Restricted Stock Activity, net	—	8,435	—	—	(21,227)	21,908	9,116
Stock Based Compensation Activity, net	—	(8,069)	—	—	—	16,001	7,932
Other Comprehensive Loss	—	—	—	(20,035)	—	—	(20,035)

Balance, December 31, 2003	$1,746	$378,793	$1,816,458	$(2,044)	$(91,789)	$(624,675)	$1,478,489
Net Income	—	—	552,996	—	—	—	552,996
Cash Dividends ($.84 per share)	—	—	(305,306)	—	—	—	(305,306)
Issuance of Stock-TCNJ Acquisition (27,791,384 shares)	185	714,609	—	—	—	—	714,794
Fair Value of Options-TCNJ Acquisition	—	33,364	—	—	—	—	33,364
Issuance of Stock-GPT Acquisition (184,814,105 shares)	1,232	5,359,609	—	—	—	—	5,360,841
Reissued from Treasury-GPT Acquisition (25,500,000 shares)	—	258,262	—	—	—	481,408	739,670
Fair Value of Options-GPT Acquisition	—	218,564	—	—	—	—	218,564
Issued 3-for-2 Stock Split (158,158,885 shares)	1,582	(1,764)	——	——	——	——	(182)
Issuance of Stock (181,758 shares)	—	2,070	—	——	——	4,501	6,571
Restricted Stock Activity, net	—	15,981	—	——	(33,385)	30,447	13,043
Stock Based Compensation Activity, net	—	(10,995)	—	—	—	76,946	65,951
Other Comprehensive Income	—	—	—	2,284	——	—	2,284

Balance, December 31, 2004	$4,745	$6,968,493	$2,064,148	$240	$(125,174)	$(31,373)	$8,881,079

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2004	2003	2002
(In thousands)
Cash Flows from Operating Activities:
Net Income	$552,996	$396,365	$416,893
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Provision for Loan Losses	27,189	26,250	25,000
Depreciation	24,781	15,391	13,544
Net Amortization/(Accretion):
Securities	24,169	78,946	11,421
Loans	(9,348)	(19,937)	(18,113)
Borrowings & Time Deposits	(41,492)	(1,325)	(1,539)
Intangibles	15,109	3,567	3,808
Deferred Compensation	14,575	9,858	8,714
Gain on Sale of Loans	(53,710)	(4,822)	(2,056)
Securities Gains	(12,656)	(15,762)	(4,517)
Gain on Sale of Facilities, net	—	(10,980)	(3,254)
Debt Restructuring Costs	—	11,955	—
Capitalization of Mortgage Servicing Rights	(50,444)	—	—
Amortization of Mortgage Servicing Rights	20,841	—	—
Loans Held-for-Sale:
Originations	(10,545,353)	(372,656)	(270,839)
Proceeds from Sale(1)	9,608,834	350,806	278,029
Other	324,123	—	—
Purchases of Trading Assets	(13,911)	(148,314)	(16,685)
Sales of Trading Assets	14,015	150,731	18,091
Other, net	(93,774)	(108,536)	66,558

Net Cash (Used in)/ Provided by Operating Activities	(194,056)	361,537	525,055

Cash Flows from Investing Activities:
Purchases of Securities Held-to-Maturity	(7,758)	(51,248)	(551)
Maturities, Redemptions, Calls and Principal Repayments on Securities Held-to-Maturity	57,274	167,351	401,584
Purchases of Securities Available-for-Sale	(4,795,103)	(6,260,244)	(7,521,643)
Proceeds from Sales of Securities Available-for-Sale	1,442,626	1,532,384	169,830
Maturities, Redemptions, Calls and Principal Repayments on Securities Available-for-Sale	3,174,137	6,035,159	3,767,435
Loans Originated, Net of Principal Repayments and Charge-offs	(3,091,948)	(948,034)	(970,275)
Purchases of Premises and Equipment, net	(47,380)	(35,585)	(38,547)
Cash Acquired in Purchase Acquisitions	835,418	—	—

Net Cash (Used in)/ Provided by Investing Activities	(2,432,734)	439,783	(4,192,167)

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Years Ended December 31,

	2004	2003	2002
(In thousands)
Cash Flows from Financing Activities:
Net Increase in Customer Deposit Liabilities	3,619,781	1,923,585	1,889,224
Net (Decrease)/ Increase in Borrowings	(278,661)	(2,191,801)	1,708,818
Purchase of Treasury Stock	—	(264,193)	(207,604)
Exercise of Options and Common Stock Sold for Cash	64,216	5,752	14,240
Proceeds from the Issuance of Subordinated Debt	—	—	495,929
Cash Dividends Paid	(247,037)	(167,610)	(160,091)

Net Cash Provided by/(Used in) Financing Activities	3,158,299	(694,267)	3,740,516

Net Increase in Cash and Cash Equivalents	531,509	107,053	73,404
Cash and Cash Equivalents at Beginning of the Year	531,391	424,338	350,934

Cash and Cash Equivalents at Year End	$1,062,900	$531,391	$424,338

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest Expense	$441,663	$309,397	$348,547

Income Taxes	$139,497	$214,027	$136,280

During the Year the Company Purchased Various Securities which Settled in the Subsequent Period	$2,352	$31,095	$105,227

The Fair Value of Non-Cash Assets Acquired and Liabilities Assumed in the GreenPoint and TCNJ acquisitions were(2):
Assets Acquired	$30,218,756
Liabilities Assumed	$29,607,910

(1)	Includes loans retained in the held-for-investment portfolio totaling $1.9 billion during 2004.

(2)	Excludes goodwill and identifiable intangibles established in the acquisitions. See Note to Consolidated Financial Statements, Note 2 — “Business Combinations” for additional information.
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2004	2003	2002
(In thousands)
Net Income	$552,996	$396,365	$416,893

Other Comprehensive Income:
Unrealized Gains/(Losses) On Securities:
Changes in Unrealized Gains/(Losses)Arising During the Year	18,900	(44,434)	32,166
Less: Reclassification Adjustment for Gains Included in Net Income	(12,656)	(15,762)	(4,517)

Changes in Unrealized Gains/(Losses) Arising During the Year	6,244	(60,196)	27,649
Related Tax Effect on Unrealized Gains/(Losses) Arising During the Year	(2,685)	25,884	(11,889)

Net Change in Unrealized Gains/(Losses) Arising During the Year	3,559	(34,312)	15,760

Unrealized Gains/(Losses) On Derivative Instruments:
Changes in Unrealized (Losses)/ Gains Arising During the Year	(10,207)	(5,465)	(46,992)
Add: Reclassification Adjustment for Expenses/ Losses Included in Net Income	7,970	30,512	32,763

Changes in Unrealized (Losses)/ Gains Arising During the Year	(2,237)	25,047	(14,229)
Related Tax Effect on Changes in Unrealized Losses Arising During the Year	962	(10,770)	6,119

Net Change in Unrealized (Losses)/ Gains Arising During the Year	(1,275)	14,277	(8,110)

Net Other Comprehensive Income/(Loss)	$2,284	$(20,035)	$7,650

Comprehensive Income	$555,280	$376,330	$424,543

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	Business and Summary of Significant Accounting Policies
      North Fork Bancorporation, Inc. is a regional bank holding company organized under the laws of the State of Delaware and registered as a “bank holding company” under the Bank Holding Company Act of 1956, as amended. North Fork Bank, our principal bank subsidiary, operates from 355 retail bank branches in the Tri-state area, including 73 in New Jersey. Through our recent acquisition of GreenPoint Financial Corp., we operate a nationwide mortgage business (GreenPoint Mortgage Funding Inc.) headquartered in Novato, California. Through non-bank subsidiaries, we offer financial products and services to our customers including asset management, securities brokerage, and the sale of alternative investment products. We also operate a second subsidiary bank, Superior Savings of New England, N.A., headquartered in Branford, Connecticut which focuses on telephonic and media-based generation of deposits principally in the Northeast.
      In 2004 we completed two strategically important and accretive acquisitions that have more than doubled our total assets and expanded our geographic presence in northern and central New Jersey.
      In May 2004, the Company acquired The Trust Company of New Jersey (“TCNJ”) and simultaneously merged its operations into North Fork Bank. TCNJ was the fourth largest commercial bank headquartered in New Jersey and operated primarily in the northern New Jersey market area. TCNJ represented our first significant expansion into a state other than New York. At the date of merger, TCNJ had $4.1 billion in total assets, $1.4 billion in securities, $2.1 billion in net loans, $3.2 billion in deposits and $.7 billion in borrowings.
      On October 1, 2004, the Company acquired GreenPoint Financial Corp. (“GreenPoint”). GreenPoint operated two primary businesses, a New York based retail banking operation (“GreenPoint Bank”) and a separate mortgage banking business (“GreenPoint Mortgage” or “GPM”) with nationwide operations. GreenPoint Bank maintained 95 retail bank branches in the Tri-state area. At the date of merger, GreenPoint had $27 billion in assets, $6.8 billion in securities, $5.1 billion in loans held-for-sale, $12.8 billion in loans held-for-investment, $12.8 billion in deposits, and $11.4 billion in borrowings. GreenPoint Bank continued to operate as a separate subsidiary until its banking operations could be integrated with those of North Fork Bank. The systems conversion and simultaneous merger with North Fork Bank was completed on February 21, 2005.
      Both acquisitions have been accounted for using the purchase method of accounting and accordingly, the consolidated financial statements include activity of TCNJ and GreenPoint subsequent to their respective acquisition dates. (See Note 2 — “Business Combinations” for additional information).
Basis of Presentation
      The accounting and financial reporting policies of the Company and its subsidiaries are in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual results could differ from those estimates. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. All significant inter-company accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentation.
      Effective January 1, 2004, the Company adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003), (“FIN 46R”)”. In accordance with the provisions of FIN 46R, all wholly-owned statutory business trusts (collectively, the “Trusts”) which were originally formed to issue Capital Securities (or “Trust Preferred Securities”) were deconsolidated. This deconsolidation resulted in the re-characterization of the underlying consolidated debt obligation from Capital Securities to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Junior Subordinated Debt securities that exist between the Company and the Trusts that issued the Capital Securities. The re-characterization was reflected herein for all periods presented. The adoption of FIN 46R had no effect on net income, stockholders’ equity or regulatory capital.
      During 2004, the Board of Directors approved a three-for-two common stock split. Accordingly, all prior period share amounts have been adjusted to reflect the impact of the stock split.
Significant Accounting Policies
Securities
      Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Securities that may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or other factors, and marketable equity securities, are classified as available-for-sale and carried at fair value. The unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of accumulated other comprehensive income, a component of stockholders’ equity. Equity securities that do not have a readily determinable fair value are reported at cost. Debt and equity securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading account securities and reported at fair value. The unrealized gains and losses on trading securities are reported as a component of other non-interest income. Management determines the appropriate classification of securities at the time of purchase, and at each reporting date, management reassesses the appropriateness of the classification.
      Interest income on securities, including amortization of premiums and accretion of discounts, is recognized using the level yield method over the lives of the individual securities. Realized gains and losses on sales of securities are computed using the specific identification method. The cost basis of individual held-to-maturity and available-for-sale securities is reduced through write-downs to reflect other-than-temporary impairments in value.
Derivative Financial Instruments
      Derivative financial instruments are recorded at fair value as either assets or liabilities on the balance sheet. The accounting for changes in the fair value of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Transactions hedging changes in the fair value of a recognized asset, liability, or firm commitment are classified as fair value hedges. Derivative instruments hedging exposure to variable cash flows of recognized assets, liabilities or forecasted transactions are classified as cash flow hedges.
      Fair value hedges result in the immediate recognition in earnings of gains or losses on the derivative instrument, as well as corresponding losses or gains on the hedged item, to the extent they are attributable to the hedged risk. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported in other comprehensive income, and reclassified to earnings in the same period that the hedged transaction affects earnings. The ineffective portion of the gain or loss, if any, is recognized in current earnings for both fair value and cash flow hedges. Derivative instruments not qualifying for hedge accounting treatment are recorded at fair value and classified as trading assets or liabilities with the resultant changes in fair value recognized in current earnings during the period of change.
      In the event of early termination of a derivative contract, which had been designated as part of a cash flow hedging relationship, any resulting gain or loss is deferred as an adjustment to the carrying value of the assets or liabilities, against which the hedge had been designated with a corresponding offset to other comprehensive income, and reclassified to current earnings over the shorter of the remaining life of the designated assets or liabilities, or the derivative contract. However, if the hedged item is no longer on balance sheet (i.e. — sold or canceled), the derivative gain or loss is immediately reclassified to current earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Loans Held-for-Sale
      Loans held-for-sale consist primarily of residential mortgage loans, secured by one-to-four family residential properties located throughout the United States. Loans originated with the intent of selling in the secondary market are classified as held-for-sale. Loans held-for-sale are carried at the lower of aggregate cost, net of deferred fees, deferred origination costs and effects of hedge accounting, or fair value. The fair value of loans held-for-sale is determined using current secondary market prices for loans with similar coupons, maturities and credit quality.
      The fair value of loans held-for-sale is impacted by changes in market interest rates. The exposure to changes in market interest rates is hedged primarily by selling forward contracts on agency securities. These derivative instruments, designated as fair value hedges, are recorded on the balance sheet at fair value with changes in fair value being recorded in gain on sale of loans in current earnings. Also changes in the fair value of loans held-for-sale are recorded as an adjustment to the loans’ carrying basis through gain on sale of loans in current earnings.
      As part of our mortgage banking operations, commitments to purchase or originate loans are entered into whereby the interest rate on the loans is determined prior to funding (“rate lock commitments”). Rate lock commitments on loans we intend to sell are recorded as derivative instruments as defined in SFAS 133 and the fair value of rate lock commitments is determined using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability, or pull through rate.
      Similar to loans held-for-sale, the fair value of rate lock commitments is subject to change due to changes in market interest rates. In addition, the value of rate lock commitments is affected by changes in the anticipated loan funding probability or pull through rate. These changes in fair value are also hedged primarily by selling forward contracts on agency securities. Both the rate lock commitments and the related forward contracts are recorded at fair value with changes in fair value being recorded in current earnings in gain on sale of loans.
Accounting for Loan Sales
      Residential mortgage loans originated for sale are primarily sold in the secondary market as whole loans. Whole loan sales are executed with either the servicing rights being retained or released to the buyer. For sales where the loans are sold with the servicing released to the buyer, the gain or loss on the sale is equal to the difference between the proceeds received and the carrying value of the loans sold. If the loans are sold with the servicing rights retained, the gain or loss on the sale is also impacted by the fair value attributed to the servicing rights.
Mortgage Servicing Rights
      Mortgage Servicing Rights (“MSRs”) are carried at the lower of the initial carrying value, adjusted for amortization or fair value. MSRs are amortized over the period of, and, in proportion to, the estimated net servicing income. In determining fair value, MSRs are stratified. Fair value is based on the risk characteristics of the underlying loan pools. The fair value of MSR’s is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, ancillary income, servicing costs and discount rates that market participants would ordinarily use for similar assets.
      If it is determined that the impairment for a stratum is temporary, a valuation allowance is recognized through a charge to current earnings equal to the excess of the amortized cost balance over the current fair value. If the fair value of the stratum were to later increase, the reduction of the valuation allowance may be recorded as an increase to servicing income. However, if it is determined that an impairment for a stratum is other-than-temporary, the amortized cost of the servicing asset is written-down and any related valuation allowance is reversed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Representation and Warranty Reserve
      The representation and warranty reserve is available to cover probable losses inherent with the sale of loans in the secondary market. In the normal course of business, certain representations and warranties are made to investors at the time of sale, which permit the investor to return the loan to the seller or require the seller to indemnify the investor (make whole) for any losses incurred by the investor while the loan remains outstanding.
      The evaluation process for determining the adequacy of the representation and warranty reserve and the periodic provisioning for estimated losses is performed for each product type on a quarterly basis. Factors considered in the evaluation process include historical sales volumes, aggregate repurchase and indemnification activity and actual losses incurred. Additions to the reserve are recorded as a reduction to the gain on sale of loans. Losses incurred on loans where the Company was required to either repurchase the loan or make payments to the investor under the indemnification provisions are charged against the reserve. The representation and warranty reserve is included in accrued expenses and other liabilities in the consolidated balance sheet.
Loans Held-for-Investment
      Loans are stated at the principal amount outstanding, net of unearned income and net deferred loan fees and costs. Interest income is recognized using the interest method or a method that approximates a level rate of return over the loan term. Unearned income and net deferred loan fees and costs are recognized in interest income over the loan term as a yield adjustment.
Non-Accrual and Restructured Loans
      Loans are generally placed on non-accrual status when payments become 90 days past due, unless they are well secured and in the process of collection. Loans may also be placed on non-accrual status if management has doubt as to the collectibility of interest and principal prior to a loan becoming 90 days past due. Interest and fees previously accrued, but not collected, are generally reversed and charged against interest income at the time a loan is placed on non-accrual status. Interest payments received on non-accrual loans are recorded as reductions of principal if, in management’s judgment, principal repayment is doubtful. Loans may be reinstated to an accrual or performing status if future payments of principal and interest are reasonably assured and the loan has a demonstrated period of performance.
      Loans are classified as restructured when management grants, for economic or legal reasons related to the borrower’s financial condition, concessions to the borrower that we would not otherwise consider. Generally, this occurs when the cash flows of the borrower are insufficient to service the loan under its original terms. Restructured loans are reported as such in the year of restructuring. In subsequent reporting periods, the loan is removed from restructured status if the loan yields a market rate of interest, is performing in accordance with the restructured terms, and such performance is expected to continue.
Provision and Allowance for Loan Losses
      The allowance for loan losses is available to cover probable losses inherent in the current loans held-for-investment portfolio. Loans held-for-investment, or portions thereof, deemed uncollectible are charged to the allowance for loan losses, while recoveries, if any, of amounts previously charged off are added to the allowance. Amounts are charged off after giving consideration to such factors as the customer’s financial condition, underlying collateral values and guarantees, and general economic conditions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and marginally performing loans by bulk sale or any development which may indicate an adverse trend. Recognition is also given to the changed risk profile resulting from previous business combinations, customer knowledge, results of ongoing credit-quality monitoring processes and the cyclical nature of economic and business conditions.
      The loan portfolio is categorized according to collateral type, loan purpose or borrower type (i.e. commercial, consumer). The categories used include Multi-Family Mortgages, Residential Mortgages, Commercial Mortgages, Commercial, Consumer, and Construction and Land. An important consideration is our concentration of real estate related loans.
      The methodology employed for assessing the appropriateness of the allowance consists of the following criteria:

•	Establishment of reserve amounts for specifically identified criticized loans, including those arising from business combinations and those designated as requiring special attention by our internal loan review program or bank regulatory examinations (specific-allowance method).

•	An allocation to the remaining loans giving effect to historical losses experienced in each loan category, cyclical trends and current economic conditions which may impact future losses (loss experience factor method).
      The initial allocation or specific-allowance methodology commences with loan officers and underwriters grading the quality of their loans on a risk classification scale ranging from 1-8. Loans identified as below investment grade are referred to our independent Loan Review Department (“LRD”) for further analysis and identification of those factors that may ultimately affect the full recovery or collectibility of principal and/or interest. These loans are subject to continuous review and monitoring while they remain in a criticized category. Additionally, LRD is responsible for performing periodic reviews of the loan portfolio independent from the identification process employed by loan officers and underwriters. Loans that fall into criticized categories are further evaluated for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan.” The portion of the allowance allocated to impaired loans is based on the most appropriate of the following measures: discounted cash flows from the loan using the loan’s effective interest rate, the fair value of the collateral for collateral dependent loans, or the observable market price of the impaired loan.
      The remaining allocation applies a category specific loss experience factor to loans which have not been specifically reviewed for impairment, including smaller balance homogeneous loans that we have identified as residential and consumer, which are not specifically reserved for impairment. These category specific factors give recognition to our historical loss experience, as well as that of acquired businesses, cyclical trends, current economic conditions and our exposure to real estate values. These factors are reviewed on a quarterly basis with senior lenders to ensure that the factors applied to each loan category are reflective of trends or changes in the current business environment which may affect these categories.
      Upon completion of both allocation processes, the specific and loss experience factor method allocations are combined, producing the allocation of the allowance for loan losses by loan category. Other factors used to evaluate the adequacy of the allowance for loan losses include the amount and trend of criticized loans, results of regulatory examinations, peer group comparisons and economic data associated with the relevant markets, specifically the local real estate market. Because many loans depend upon the sufficiency of collateral, any adverse trend in the relevant real estate markets could have a significant adverse effect on the quality of our loan portfolio. This information may lead management to consider that the overall allowance level should be greater than the amount determined by the allocation process described above.
Premises and Equipment
      Premises and equipment, including leasehold improvements, are stated at cost, net of accumulated depreciation and amortization. Equipment, which includes furniture and fixtures, are depreciated over the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assets’ estimated useful lives using the straight-line method (3 to 10 years). Bank premises and leasehold improvements are amortized, using the straight line method, over the estimated useful life of the related asset or the lease term, whichever is shorter. Maintenance, repairs and minor improvements are charged to non-interest expense in the period incurred.
Impairment
      Long-lived assets including goodwill and certain identifiable intangibles are periodically evaluated for impairment in value. Long-lived assets and deferred costs are typically measured whenever events or circumstances indicate that the carrying amount may not be recoverable. No such events have occurred during the periods reported. Certain identifiable intangibles and goodwill are evaluated for impairment at least annually utilizing the “market approach” as prescribed by SFAS No. 142, “Goodwill and Other Intangible Assets.” Asset impairment is recorded when required.
Other Real Estate
      Other real estate consists of property acquired through foreclosure or deed in lieu of foreclosure. Prior to foreclosure, the recorded amount of the loan is written down, if necessary, to the fair value of the real estate to be acquired by a charge to the allowance for loan losses.
Income Taxes
      Income taxes are provided for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period the change occurs. Deferred tax assets are reduced, through a valuation allowance, if necessary, by the amount of such benefits that are not expected to be realized based on current available evidence.
Earnings Per Share (“EPS”)
      Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares adjusted for restricted shares outstanding during the period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding, adjusted for restricted shares, and common stock equivalents (i.e. stock options) outstanding during the period accounted for under the treasury stock method. The weighted average number of common shares outstanding used in the computation of Basic EPS (adjusted for the three-for-two stock split) was 294,490,840, 226,304,234 and 239,658,882 for 2004, 2003 and 2002, respectively. The weighted average number of common shares outstanding used in the computation of diluted EPS was 299,219,291, 228,774,213 and 242,473,101 for 2004, 2003 and 2002, respectively.
Accounting for Stock-Based Compensation
      Stock-based compensation plans are accounted for in accordance with the requirements specified in SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). As permitted under these Statements, the Company has elected to apply the intrinsic value method in accounting for option-based stock compensation plans. Accordingly, compensation expense has not been recognized in the accompanying consolidated financial statements for stock-based compensation plans, other than for restricted stock awards. Restricted stock awards are recorded as deferred compensation, a component of stockholders’ equity, at the fair value of these awards at the date of grant and are amortized to compensation expense over

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the awards’ specified vesting periods. Since the intrinsic value method is used, the Company is required to disclose the pro-forma impact on net income and earnings per share that the fair value-based method would have had, if it was applied rather than the intrinsic value method.
      Accordingly the following table illustrates the effect on net income and earnings per share as if the fair value-based method had been applied to all outstanding awards in each period.

	2004	2003	2002
(Dollars in thousands, except per share amounts)
Net Income as Reported	$552,996	$396,365	$416,893

Add: Restricted Stock Expense Included in Net Income, Net of Taxes	9,536	6,808	5,535
Less: Total Stock-based Employee Compensation Expense Determined Under the Fair Value Method for all Awards, Net of Taxes	(12,745)	(9,282)	(11,738)

Pro-Forma Net Income	$549,787	$393,891	$410,690

Earnings Per Share:
Basic — as Reported	$1.88	$1.75	$1.74
Basic — Pro-Forma	1.87	1.74	1.71
Diluted — as Reported	1.85	1.73	1.72
Diluted — Pro-Forma	1.84	1.72	1.69

See Note 14 — “Common Stock Plans”, for additional information.
Goodwill and Identifiable Intangible Assets
      Goodwill and identifiable intangible assets (primarily core deposit intangibles) reflected on the consolidated balance sheets arose from previous purchase acquisitions. At the date of acquisition, the Company records the assets acquired and liabilities assumed at fair value. The excess of cost over the fair value of the net assets acquired is recorded on the balance sheet as goodwill. The Company’s cost includes the consideration paid and all direct costs associated with the acquisition. Indirect costs relating to the acquisition are expensed when incurred based on the nature of the item.
      Under the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets”, goodwill and identifiable intangible assets having an indefinite useful life are no longer amortized but are periodically assessed for impairment. Identifiable intangible assets having an estimated useful life are separately recognized and amortized over their estimated useful lives. The Company completed the required assessment of goodwill impairment as of December 31, 2004 and determined that no impairment exists.
Statement of Cash Flows
      For purposes of the accompanying consolidated statements of cash flows, cash and cash equivalents are defined as the amounts included in the consolidated balance sheets under the captions “Cash & Due from Banks” and “Money Market Investments”, with contractual maturities of less than 90 days.
      Cash flows associated with derivative financial instruments are classified in the accompanying consolidated statements of cash flows in the same category as the cash flows from the assets or liabilities being hedged.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	Business Combinations
The Trust Company of New Jersey
      On May 14, 2004, the Company acquired The Trust Company of New Jersey (“TCNJ”), a New Jersey state-chartered bank, in a tax free merger. Under the terms of the Definitive Merger Agreement, dated December 13, 2003, TCNJ shareholders received 27.8 million shares of the Company’s common stock, adjusted for the three-for-two stock split. At the date of merger, TCNJ had $4.1 billion in total assets, $1.4 billion in securities, $2.1 billion in loans, $3.2 billion in deposits and $.7 billion in borrowings.
GreenPoint Financial Corp.
      On October 1, 2004, the Company acquired GreenPoint Financial Corp. (“GreenPoint”), in a tax free merger. Under the terms of the Agreement and Plan of Merger, dated February 15, 2004, GreenPoint’s shareholders received 1.0514 shares of the Company’s common stock for each of share of GreenPoint common stock held, for a total issuance of 210.3 million shares (adjusted for the three-for-two stock split). GreenPoint operated two primary businesses, a retail savings bank (GreenPoint Bank) and a national mortgage company (GreenPoint Mortgage Funding, Inc.). At the date of merger, GreenPoint had $27 billion in assets, $6.8 billion in securities, $5.1 billion in loans held-for-sale, $12.8 billion in loans held-for-investment, $12.8 billion in deposits and $11.4 billion in borrowings. On February 21, 2005, the operations of GreenPoint Bank merged into North Fork Bank. GreenPoint Mortgage will continue to operate as a separate subsidiary.
      The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date as summarized below:

	GreenPoint Acquisition	TCNJ Acquisition
	as of October 1, 2004	as of May 14, 2004
(In thousands, except per share amounts)
Purchase Price:
Acquired Institution’s Common Stock Exchanged(1)	200,032	27,791
Exchange Ratio	1.0514	1.0000

Total Shares of the Company’s Common Stock Exchanged(1)	210,314	27,791
Purchase Price per Share of the Company’s Common Stock(2)	$29.01	$25.72

Total Value of the Company’s Common Stock Exchanged	$6,100,511	$714,794
Fair Value of the Acquired Institutions Outstanding Stock Options, net of taxes(3)	145,298	29,331
Termination of ESOP and Related Tax Benefit	(114,765)	—
Transaction Costs, net of taxes	87,747	47,550
State & Local Tax Bad Debt Recapture, net of federal benefit	45,000	—

Total Purchase Price	$6,263,791	$791,675

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	GreenPoint Acquisition	TCNJ Acquisition
	as of October 1, 2004	as of May 14, 2004
(In thousands, except per share amounts)
Less: Allocation of Purchase Price:
Acquired Institution’s Stockholders’ Equity(4)	$2,005,567	$246,108
Pre-Merger In Store Branch Closure, net of taxes	—	(4,053)
Acquired Institution’s Goodwill & Other Identifiable Intangibles	(395,065)	(1,846)
Adjustments to Reflect Assets Acquired and Liabilities Assumed at Fair Value:
Securities	(115,689)	(24,535)
Loans Held-for-Investment	86,204	(53,515)
Loans Held-for-Sale & Locked Loan Commitments	52,244	(8,737)
Premises & Equipment	48,216	22,201
Other Real Estate Owned	(3,271)	—
Core Deposit Intangible	113,726	39,352
Time Deposits	(62,496)	(11,136)
Collateralized Borrowings	(251,589)	(41,048)
Other Borrowings	(59,909)	—
Sale of Manufacturing Housing Business	(165,343)	—

Total Allocation of Purchase Price	1,252,595	162,791
Tax Effect of Fair Value Adjustments	137,323	34,866

Total Allocation of Purchase Price, net of taxes	$1,389,918	$197,657

Estimated Goodwill Resulting from the Mergers	$4,873,873	$594,018

(1)	Adjusted for the three-for-two stock split.

(2)	The purchase price for these transactions were based upon the Average Stock Price 2 days prior and 2 days subsequent to the consummation date, as adjusted for the three-for-two stock split.

(3)	GreenPoint includes cash of $92 thousand paid in lieu of fractional shares of the Company’s common stock.

(4)	Excludes accumulated other comprehensive income reflected as a component of the acquired institution’s equity.
     The following table presents data with respect to the fair values of assets acquired and liabilities assumed in the acquisitions:

	GreenPoint	TCNJ
	as of	as of
	October 1, 2004	May 14, 2004
(In thousands)
Cash & Money Market Investments	$589,209	$246,209
Securities	6,783,142	1,414,452
Loans Held-for-Sale	5,112,359	—
Net Loans Held-for-Investment	12,842,526	2,100,549
Goodwill	4,873,873	594,018
Identifiable Intangibles	113,726	39,352
Premises & Equipment	228,695	46,273
Other Assets	1,465,180	225,580

Total	$32,008,710	$4,666,433

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	GreenPoint	TCNJ
	as of	as of
	October 1, 2004	May 14, 2004
(In thousands)
Deposits	$12,906,130	$3,170,402
Federal Funds Purchased & Collateralized Borrowings	10,961,471	689,063
Other Borrowings	763,651	—
Accrued Expenses & Other Liabilities	1,058,383	58,810

Total Liabilities	$25,689,635	$3,918,275
Common Stock Issued & Fair Value of Stock Options	6,319,075	748,158

Total	$32,008,710	$4,666,433

      The following unaudited pro forma combined condensed statements of income give effect to the acquisitions as if they had taken place at the beginning of each period presented:

	2004	2003
(In thousands)
Net Interest Income	$1,855,448	$1,756,807
Provision for Loan Losses	36,894	43,169
Non-Interest Income	669,507	704,860
Securities Gains, net	25,043	20,426
Non-Interest Expense	1,050,715	980,421
Merger Related Costs	48,850	7,173
Debt Restructuring Costs	—	17,982

Income Before Income Taxes	$1,413,539	$1,433,348
Provision for Income Taxes	529,921	507,506

Net Income	$883,618	$925,842

Earnings Per Share — Basic	$1.91	$1.97
Earnings Per Share — Diluted	$1.87	$1.94
Average Shares Outstanding — Basic(1)	463,478	471,158
Average Shares Outstanding — Diluted(1)	471,697	478,284

(1) adjusted for the three-for-two stock split

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Transaction and direct acquisition costs associated with the GreenPoint and TCNJ mergers were $87.7 million and $47.6 million, net of taxes, respectively. Transaction and direct acquisition costs have been determined in accordance with the criteria specified in EITF Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” and are included in the consolidated balance sheet as a component of Goodwill. A summary of these costs are as follows:

	GreenPoint	TCNJ
	as of	as of
	October 1, 2004	May 14, 2004
(In thousands)
Professional Fees	$13,711	$12,958
Merger Related Compensation & Severance	94,544	20,792
Facilities & Systems Costs	9,191	23,012
Other Merger Related Costs	15,358	11,379

Total Pre-tax Transaction Costs	132,804	68,141
Less: Related Tax Benefit	45,057	20,591

Transaction Costs Recorded, net of taxes	$87,747	$47,550

Total Pre-Tax Transaction Costs	$132,804	$68,141
Less: Cash Payments Made During 2004	126,920	54,728

Balance Remaining at December 31, 2004	$5,884	$13,413

      Professional fees include investment banking, legal and other professional fees and expenses associated with shareholder and customer notifications. Merger related compensation and severance costs include employee severance, compensation arrangements, transitional staffing and related employee benefit expenses. Facilities and system costs include lease termination charges and equipment write-offs resulting from the elimination of GreenPoint and TCNJ’s headquarters and operational facilities. Also reflected are the costs associated with the cancellation of certain data and item processing contracts and the deconversion of GreenPoint and TCNJ’s computer systems. Other Merger Related Costs include: (a) costs associated with obtaining directors’ and officers’ liability insurance for GreenPoint and TCNJ directors and officers subsequent to the merger; (b) estimated consulting costs associated with employee benefits and other employee related matters for terminated employees and the assessment of computer systems and programs which were discontinued when the mergers were completed; (c) the write off of certain other assets (i.e. prepaid expenses) which provided no continuing benefit to the combined entity upon completing the mergers; and (d) the purchase of fiduciary liability and other insurance coverage for any prior acts. Merger-related costs incurred by GreenPoint and TCNJ were expensed as incurred. All other costs incurred by the Company were capitalized or expensed as incurred, based on the nature of the costs and the Company’s accounting policies for these costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Identifiable Intangibles:
      The following table represents a roll forward of identifiable intangibles, which is comprised primarily of core deposits intangibles from previous acquisitions.

	2004	2003

Gross Carrying Value	$35,165	$35,165
Add: GreenPoint Acquisition(1)	113,726	—
Add: TCNJ Acquisition(2)	39,352	—

Gross Carrying Value	$188,243	$35,165
Less: Accumulated Amortization	(37,509)	(22,400)

Net Carrying Value	$150,734	$12,765

(1)	The GreenPoint core deposit intangible is being amortized over 11 years on an accelerated basis.

(2)	The TCNJ core deposit intangible is being amortized over 8 years on an accelerated basis.
     Amortization expense on identifiable intangibles was $15.1 million, $3.6 million and $3.8 million for 2004, 2003 and 2002, respectively. The Company estimates that the aggregate amortization expense will be $36.6 million, $33.6 million, $25.6 million, $20.5 million and $15.7 million in 2005, 2006, 2007, 2008, and 2009 respectively.

NOTE 3 —	Securities
Available-for-Sale Securities
      The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale securities were as follows at December 31:

	2004				2003

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
(In thousands)
CMO Agency Issuances	$5,121,001	$11,911	$(34,669)	$5,098,243	$3,129,005	$14,162	$(32,737)	$3,110,430
CMO Private Issuances	4,723,080	14,628	(15,895)	4,721,813	1,278,205	4,862	(7,018)	1,276,049
Agency Pass-Through Certificates	2,715,253	28,109	(6,295)	2,737,067	1,240,897	11,593	(5,496)	1,246,994
State & Municipal Obligations	916,239	6,147	(2,274)	920,112	700,307	7,432	(724)	707,015
Equity Securities(1)(2)	790,042	5,377	(1,414)	794,005	185,757	8,588	—	194,345
U.S. Treasury & Agency Obligations	361,987	2,737	(949)	363,775	58,060	30	—	58,090
Other Debt Securities	769,073	12,075	(3,313)	777,835	534,114	14,544	(5,306)	543,352

	$15,396,675	$80,984	$(64,809)	$15,412,850	$7,126,345	$61,211	$(51,281)	$7,136,275

(1)	Amortized cost and fair value includes $351.7 million and $68.2 million in Federal Home Loan Bank stock at December 31, 2004 and 2003, respectively.

(2)	Amortized cost and fair value includes $369.6 million and $371.2 million for 2004 and $50 million and $50.1 million for 2003 in Freddie Mac and Fannie Mae Preferred Stock, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Held-to-Maturity Securities
      The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of held-to-maturity securities were as follows at December 31:

	2004				2003

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
(In thousands)
Agency Pass-Through Certificates	$57,719	$1,402	$(345)	$58,776	$81,759	$2,693	$(463)	$83,989
CMO Private Issuances	24,426	209	(484)	24,151	38,389	225	(485)	38,129
State & Municipal Obligations	45,303	2,688	—	47,991	54,732	3,116	—	57,848
Other Debt Securities	15,125	—	(52)	15,073	15,405	—	(59)	15,346

	$142,573	$4,299	$(881)	$145,991	$190,285	$6,034	$(1,007)	$195,312

      Retained interests in securitizations of $31.8 million at December 31, 2004 represent the estimated fair values of interests retained by GreenPoint on home equity loan securitizations that were executed prior to the acquisition. During the first quarter of 2005, substantially all of these securitizations were liquidated at values approximating their carrying values.
      Included in the available-for-sale portfolio for 2004 and 2003 are $215.1 million and $205.5 million, respectively in securities that are held in a Bank Owned Life Insurance trust (commonly referred to as BOLI). See Note 13 — “Retirement for Other Employee Benefit Plans” for additional information.
      At December 31, 2004, securities carried at $10.2 billion were pledged to secure securities sold under agreements to repurchase, other borrowings, and for other purposes as required by law. Securities pledged under agreements pursuant to which the collateral may be sold or repledged by the secured parties approximated $7.3 billion, while securities pledged under agreements pursuant to which the secured parties may not sell or repledge approximated $2.9 billion at December 31, 2004.
      The amortized cost and estimated fair value of securities by contractual maturity, at December 31, 2004, are presented in the table below. Expected maturities will differ from contractual maturities since issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
Due in One Year or Less	$640,691	$639,023	$8,636	$8,729
Due After One Year Through Five Years	400,423	407,071	25,595	26,049
Due After Five Years Through Ten Years	265,411	269,018	12,120	13,112
Due After Ten Years	740,774	746,610	14,077	15,174

Subtotal	$2,047,299	$2,061,722	$60,428	$63,064
CMO’s	9,844,081	9,820,056	24,426	24,151
Agency Pass-Through Certificates	2,715,253	2,737,067	57,719	58,776
Equity Securities	790,042	794,005	—	—

	$15,396,675	$15,412,850	$142,573	$145,991

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The proceeds from realized gains and losses were as follows at December 31,

	2004	2003	2002
(In thousands)
Proceeds from Sales	$1,442,626	$1,532,384	$169,830

Gross Realized Gains	$14,780	$24,901	$4,899
Gross Realized Losses	(2,124)	(9,139)	(382)

Net Realized Gains	$12,656	$15,762	$4,517

      The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of December 31, 2004:

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In thousands)
CMO Agency Issuances	$1,939,584	$(15,335)	$1,135,128	$(19,334)	$3,074,712	$(34,669)
CMO Private Issuances	1,775,355	(12,575)	366,013	(3,804)	2,141,368	(16,379)
Agency Pass-Through Certificates	450,199	(2,368)	298,888	(4,272)	749,087	(6,640)
State & Municipal Obligations	597,727	(2,185)	20,015	(89)	617,742	(2,274)
U.S. Treasury & Agency Obligations	172,622	(949)	—	—	172,622	(949)
Equity Securities	103,081	(1,414)	—	—	103,081	(1,414)
Other Debt Securities	123,000	(1,216)	108,500	(2,149)	231,500	(3,365)

Total Temporarily Impaired Securities	$5,161,568	$(36,042)	$1,928,544	$(29,648)	$7,090,112	$(65,690)

      As of December 31, 2004, approximately 88% of the unrealized losses in the securities portfolio was comprised of mortgage-backed securities (“MBS”), defined as pass-through certificates guaranteed by FHLMC, GNMA or FNMA and collateralized mortgage-backed obligations (“CMOs”) backed by government agency pass-through certificates or whole loans. CMOs by virtue of the underlying collateral or structure, are AAA rated and conservative current pay sequentials or PAC structures. Management believes price movements in CMOs and agency pass-through securities are dependent upon the movement in market interest rates since the inherent credit risk for these securities is negligible. The remaining 12% of the unrealized losses is concentrated in corporate bonds (“Other Debt Securities”) and state and municipal obligations. Management reviews these securities at least annually and there are no instances of credit or rating agency downgrades. Management believes these price movements can be attributed to the increase in current market credit spreads on similar issuances.
      Gross gains and losses recognized during 2004, 2003 and 2002 resulted from sales of mortgage backed securities, corporate bonds and certain equity and capital securities.
      When purchasing investment securities, the Company’s overall interest-rate risk profile is considered as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing the investment securities portfolio on a continuous basis, management occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, and/or following the completion of a business combination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	Loans
      Loans designated as held-for-sale are summarized as follows at December 31,:

		%		%
	2004	of Total	2003	of Total
Loans Held-for-Sale
(Dollars in thousands)
Residential Mortgages	$4,339,581	76%	$4,074	100%
Home Equity	1,380,247	24	—	—

Total	$5,719,828	100%	$4,074	100%
Deferred Origination Costs, net	56,117		—

Total Loans Held-For-Sale, net	$5,775,945		$4,074

      The composition of loans held-for investment is summarized as follows at December 31,:

		%		%
	2004	of Total	2003	of Total
Loans Held-for-Investment
(Dollars in thousands)
Commercial Mortgages	$5,369,656	18%	$2,814,103	23%
Commercial & Industrial	3,046,820	10	2,145,798	17

Total Commercial	8,416,476	28	4,959,901	40
Residential Mortgages	15,668,938	51	2,399,232	20
Multi-Family Mortgages	4,254,405	14	3,634,533	29
Consumer	1,604,863	5	1,095,529	9
Construction and Land	480,162	2	283,243	2

Total	$30,424,844	100%	$12,372,438	100%
Unearned Income & Deferred Costs	28,490		(31,239)

Total Loans Held-for-Investment, net	$30,453,334		$12,341,199

      The loan portfolio is concentrated primarily in loans secured by real estate located in the Tri-state area. The segments of the real estate portfolio are diversified in terms of risk and repayment sources. The underlying collateral includes residential 1-4 family mortgages, and multi-family apartment buildings, owner occupied/non-owner occupied commercial properties and construction and land loans located principally in the Tri-state area. The risks inherent in this portfolio are dependent on both regional and general economic stability, which affect property values and the financial well being and creditworthiness of the borrowers.
      At December 31, 2004, loans of $7.0 billion were pledged as collateral under borrowing arrangements with the Federal Home Loan Bank of New York.
Related Party Loans
      Loans to related parties include loans to directors and their related companies and executive officers of the Company and its subsidiaries. Such loans are made in the ordinary course of business on substantially the same terms as loans to other individuals and businesses of comparable risks. The Company does not extend loans to its directors and executive officers for the purpose of financing the purchase of its common stock. Related party loans, principally consisting of residential mortgage loans, aggregated $4.8 million and $3.3 million at December 31, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following table represents the components of non-performing assets at December 31,:

	2004	2003

Commercial Mortgages	$16,890	$557
Commercial & Industrial	8,730	5,632

Total Commercial	25,620	6,189
Residential Mortgages	103,745	4,808
Consumer	3,178	2,343
Multi-Family Mortgages	1,290	—
Construction and Land	—	—

Non-Performing Loans-Held-for-Investment	$133,833	$13,340
Non-Performing Loans-Held-for-Sale	60,858	—
Other Real Estate	17,410	313

Total Non-Performing Assets	$212,101	$13,653

      Interest foregone on non-accrual loans aggregated approximately $2.9 million in 2004 and $1.0 million in 2003 and 2002, respectively. As part of the analysis for loan losses, certain loans are assessed for impairment in accordance with the provisions of SFAS 114. The level of loans identified as impaired and the related valuation was not significant as of December 31, 2004 and 2003.
      At December 31, 2004, there were no commitments to lend additional funds to borrowers whose loans are non-performing. Additionally, there were no restructured, accruing loans outstanding at December 31, 2004 and 2003.

NOTE 5 —	Allowance for Loan Losses
      A summary of changes in the allowance for loan losses is shown below for the years ended December 31,:

	2004	2003	2002
(In thousands)
Balance at Beginning of Year	$122,733	$114,995	$103,801
Allowance From Purchase Acquisitions	84,977	—	—
Provision for Loan Losses	27,189	26,250	25,000

Total	234,899	141,245	128,801
Recoveries Credited to the Allowance	12,769	8,122	7,487
Losses Charged to the Allowance	(36,571)	(26,634)	(21,293)

Balance at End of Year	$211,097	$122,733	$114,995

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	Premises and Equipment
      The following is a summary of premises and equipment at December 31,:

	2004	2003
(In thousands)
Land	$94,830	$27,781
Premises	132,480	76,023
Leasehold Improvements	172,622	64,946
Equipment	242,393	98,486

	642,325	267,236
Less: Accumulated Depreciation and Amortization	(226,322)	(116,361)

	$416,003	$150,875

      Depreciation and amortization of premises and equipment, reflected as a component of non-interest expense in the consolidated statements of income, was $24.8 million, $15.4 million and $13.5 million for 2004, 2003 and 2002, respectively.

NOTE 7 —	Federal Funds Purchased and Collateralized Borrowings
      The following is a summary of federal funds purchased and securities sold under agreements to repurchase (“Repos”) at and for the years ended December 31,

	2004	2003	2002
(Dollars in thousands)
Federal Funds Purchased:
Period End Balance	$2,311,000	$263,000	$201,000
Maximum Amount Outstanding at Any Month End	2,523,000	336,000	201,000
Average Outstanding Balance	643,436	105,748	75,609
Weighted Average Interest Rate Paid	1.93%	1.18%	1.69%
Weighted Average Interest Rate at Year End	2.54	0.99	1.15
Securities Sold Under Agreements to Repurchase:
Period End Balance	$7,138,175	$1,908,154	$3,650,000
Accrued Interest Payable at Period End	20,381	7,607	9,688
Maximum Amount Outstanding at Any Month End	7,307,012	4,550,000	3,750,000
Average Outstanding Balance	$3,087,946	3,101,184	2,589,225
Weighted Average Interest Rate Paid	2.60%	2.41%	3.14%
Weighted Average Interest Rate at Year End	2.89%	2.92	2.47
      Management uses interest swaps to convert certain Repos from variable rates to fixed rates. These swaps qualify as cash flow hedges and are explained in more detail in Note 17 — “Derivative Financial Instruments.” The impact of these swaps was to change the weighted average interest rate paid in the above table to 2.81%, 2.85% and 3.69%, at December 31, 2004, 2003 and 2002, respectively.
      Qualifying Repos are treated as financings and the obligations to repurchase securities sold are reflected as liabilities on the consolidated balance sheets. The dollar amount of securities underlying the agreements remains in the asset accounts, although the securities underlying the agreements are delivered to the brokers

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
who arranged the transactions. In certain instances, the brokers may have sold, loaned, or disposed of the securities to other parties in the normal course of their operations, and have agreed to resell substantially similar securities at the maturity of the agreements to the Company.
      The following is a summary of the amortized cost and fair value of securities collateralizing Repos, in addition to the amounts of and the contractual interest rates on the related borrowings.

			Total		MBS(1)		U.S. Gov.’t Agencies(1)

		Average	Amortized	Fair	Amortized	Fair	Amortized	Fair
Contractual Maturity	Repo’s(2)(3)	Rates(4)	Cost	Value	Cost	Value	Cost	Value

(Dollars in thousands)
Up to 30 days	$1,347,362	2.38%	$1,390,046	$1,397,013	$1,291,650	$1,299,279	$98,396	$97,734
30 to 90 Days	875,000	2.34	1,830,241	1,826,290	1,830,241	1,826,290	—	—
90 Days to 1 Year	350,000	4.60	361,734	361,510	361,734	361,510	—	—
In Excess of 1 Year	4,475,000	3.93	4,591,329	4,588,682	4,531,548	4,528,681	59,781	60,001

Total	$7,047,362	3.47%	$8,173,350	$8,173,495	$8,015,173	$8,015,760	$158,177	$157,735

(1)	Excludes accrued interest receivable of $24.4 million.

(2)	Excludes accrued interest payable of $20.4 million.

(3)	Excludes $90.8 million in purchase accounting adjustments (unamortized premiums).

(4)	The weighted average interest rate at year end 2004 with purchase accounting adjustment was 2.89%.
     The contractual maturity of Federal Home Loan Bank (“FHLB”) Advances at December 31, 2004 is as follows:

	FHLB	Average
Maturity	Advances(1)	Rates(1)(2)

(Dollars in thousands)
2005	$1,500,000	3.36%
2006	550,000	3.79
2007	725,015	2.62
2008	350,000	3.78
2009	—	—
Thereafter	1,850,000	4.96

Total	$4,975,015	3.92%

(1)	Excludes $168.8 million in purchase accounting adjustments (unamortized premiums).

(2)	The weighted average interest rate at year end including purchase accounting adjustments was 2.62%.
     Management uses interest swaps to convert certain FHLB advances from variable rates to fixed rates. These swaps qualify as cash flow hedges and are explained in more detail in Note 17 — “Derivative Financial Instruments.” The impact of these swaps was to increase the total weighted average interest rate paid in the above table to 4.13%.
      The Bank subsidiaries have arrangements with certain correspondent banks providing short-term credit for regulatory liquidity requirements. These available lines of credit aggregated $3.5 billion at December 31, 2004.
      Under the terms of the blanket collateral agreement with the FHLB, advances are secured by certain qualifying residential and multi-family mortgage loans. At December 31, 2004, the carrying value of assets pledged as collateral was $6.2 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	Other Borrowings
      The following tables summarize other borrowings outstanding as of December 31,:
Subordinated Notes:

	2004	2003

(In thousands)
Parent Company:
5.875% Subordinated Notes due August 2012	$349,319	$349,229
5.0% Subordinated Notes due August 2012	150,000	150,000
Subsidiary Bank:
9.25% Subordinated Bank Notes due October 2010(1)	184,474	—

Total Subordinated Notes	683,793	499,229
Fair Value Hedge Adjustment	(22,888)	(22,730)

Total Subordinated Notes Carrying Amount	$660,905	$476,499

(1)	Includes fair value adjustment of $34.6 million (unamortized premium) recorded in the acquisition.
     In 2003, the Company issued $350 million of 5.875% Subordinated Notes and $150 million of 5% Fixed Rate/Floating Rate Subordinated Notes, both mature in 2012 and qualify as Tier II capital for regulatory purposes. The 5.875% Subordinated Notes bear interest at a fixed rate through maturity, pay interest semi-annually and are not redeemable prior to maturity. The Fixed Rate/Floating Rate notes bear interest at a fixed rate of 5% per annum for the first five years, and convert to a floating rate thereafter until maturity based on three-month LIBOR plus 1.87%. Beginning in the sixth year, we have the right to redeem the fixed rate/floating rate notes at par plus accrued interest. There are $500 million in pay floating swaps, designated as fair value hedges, that are used to convert the stated fixed rate on these Notes to variable rates indexed to three-month LIBOR. (See Note 17 — “Derivative Financial Instruments” for additional information).
      In October 2004, the Company assumed from GreenPoint $150 million of 9.25% Subordinated Bank Notes, issued by GreenPoint Bank in October 2000 (effective February 21, 2005 these notes became obligations of North Fork Bank due to the merger of GreenPoint Bank into North Fork Bank). The 9.25% Subordinated Bank Notes mature in 2010, pay interest semi-annually and qualify as Tier II capital. The 9.25% Subordinated Bank Notes were recorded at fair value as of the acquisition date. Accordingly, the weighted average cost is 4.61% adjusted for the effect of the purchase accounting premium.
Junior Subordinated Debt (related to Trust Preferred Securities):

	2004	2003

8.70% Junior Subordinated Debt — due December 2026	$102,827	$102,815
8.00% Junior Subordinated Debt — due December 2027	102,798	102,785
8.17% Junior Subordinated Debt — due May 2028	46,547	46,547
9.10% Junior Subordinated Debt — due June 2027(1)	237,251	—

Total Junior Subordinated	489,423	252,147
Fair Value Hedge Adjustment	15,165	14,830

Total Junior Subordinated Debt Carrying Amount	$504,588	$266,977

(1)	Includes fair value adjustment of $31.1 million (unamortized premium) recorded in the acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Capital Securities (or “Trust Preferred Securities”), which qualify as Tier I Capital for regulatory purposes, were issued through Wholly-Owned Statutory Business Trusts (the “Trusts”). The Trusts were initially capitalized with common stock and used the proceeds of both the common stock and Capital Securities to acquire Junior Subordinated Debt issued by the Company. The Capital Securities are obligations of the Trusts. The Junior Subordinated Debt and Capital Securities bear the same interest rates, are due concurrently and are non-callable at any time in whole or in part for ten years from the date of issuance, except in certain limited circumstances. They may be redeemed annually thereafter, in whole or in part, at declining premiums to maturity. The costs associated with these issuances have been capitalized and are being amortized to maturity using the straight-line method.
      Effective January 1, 2004, FIN 46R required the deconsolidation of the Wholly-Owned Statutory Business Trusts. This deconsolidation resulted in the re-characterization of the underlying consolidated debt obligation from Capital Securities to the Junior Subordinated Debt obligation and the equity investment that existed between the Company and the Trusts that issued the Capital Securities. Additionally, we re-designated the $245 million of interest rate swaps that were hedging the Capital Securities to a corresponding amount of Junior Subordinated Debt.
      These swap agreements changed the repricing characteristics of $245 million in Junior Subordinated Debt from their stated fixed rates to variable rates indexed to three-month LIBOR. (See Note 17 — “Derivative Financial Instruments” for additional information.)
      In October 2004, the Company assumed from GreenPoint $200 million of 9.10% Capital Securities previously issued by GreenPoint in June 1997 through a wholly-owned Statutory Business Trust. The corresponding junior subordinated debt of $206 million issued by the Company to the Trust was recorded at fair value as of the acquisition date. Accordingly, the weighted average cost is 7.63%, as adjusted for the effect of the purchase accounting premium.
Senior Notes:

2004

3.20% Senior Notes due June 6, 2008(1)	$342,869
Fair Value Hedge Adjustment	(2,044)

Total Senior Notes Carrying Amount	$340,825

(1)	Includes fair value adjustment of $7.1 million (unamortized premium) recorded in the acquisition.
     In October 2004, $350 million of 3.20% Senior Notes issued by GreenPoint in June 2003 were assumed at the acquisition date. The 3.20% Senior Notes mature in 2008, and pay interest semi-annually. These notes were recorded at fair value. Accordingly the weighted average cost is 3.84%, adjusted for the effect of the purchase accounting discount.
      Pay floating swaps of $350 million, designated as fair value hedges, were used to convert the stated fixed rate on these notes to variable rates indexed to the three-month LIBOR. (See Note 17 — “Derivative Financial Instruments” for additional information).

NOTE 9 —	Mortgage Servicing Rights
      During 2004, the Company acquired mortgage servicing rights previously held by GreenPoint and TCNJ. At the acquisition dates, the carrying values of these assets were adjusted to fair value. Mortgage servicing rights are evaluated for impairment on a quarterly basis.
      This review is performed based on risk strata, which are determined on a disaggregated basis given the risk characteristics of the underlying loans. The predominant risk characteristics are loan type and interest rate. The asset pools underlying certain mortgage servicing rights at times do not meet agreed-upon servicing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
covenants. Management evaluates the impact of these covenants on the value of the servicing assets and incorporates the assessment in their quarterly impairment review.
      Changes in the carrying value of mortgage servicing rights and the fair value of this asset at December 31, 2004 are as follows:

2004
(Dollars in thousands)
Mortgage Servicing Rights:
Balance at Beginning of Year	$—
Acquired in Acquisitions (recorded at fair value)	226,125
Additions	50,444
Sales	(871)
Amortization	(20,841)

Balance at End of Year	$254,857
Less: Reserve for Impairment	—

Mortgage Servicing Rights, net	$254,857

Fair Value at End of Year	$265,387

      In estimating the fair value of the mortgage servicing rights at December 31, 2004, a weighted average prepayment rate (includes default rate) of 26.1%, a weighted average life of 4.0 years and a discount rate of 10.5% was used. At December 31, 2004 immediate 10% and 20% increases in weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $5.5 million and $10.5 million, respectively.
      At December 31, 2004 the aggregate principal balance of mortgage loans serviced for others was $29.1 billion.

NOTE 10 —	Representation and Warranty Reserve
      The representation and warranty reserve is available to cover probable losses inherent with the sale of loans in the secondary market. In the normal course of business, certain representations and warranties are made to investors at the time of sale, which permit the investor to return the loan to the Company or require the Company to indemnify the investor (make whole) for any losses incurred by the investor while the loan remains outstanding.
      A summary of the changes in the representation and warranty reserve is shown below for the year ended December 31, 2004:

2004
(Dollars in thousands)
Balance at Beginning of Year	$—
Amount Acquired in GreenPoint Acquisition(1)	80,238
Provisions for Estimated Losses(2)	23,896
Losses Incurred	(7,068)

Balance at End of Year	$97,066

(1) Amount assumed in the GreenPoint acquisition on October 1, 2004.

(2)	The provision is reported as a reduction to gain on sale of loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 11 — Deposits
      The following is a summary of the remaining maturity of time deposits including certificates of deposits, $100,000 and over as of December 31, 2004:

(In thousands)
2005	$5,329,055
2006	1,003,921
2007	638,647
2008	180,427
2009	246,392
Thereafter	13,683

Total Time and Certificates of Deposits(1)	$7,412,125

(1) Excludes $63.0 million in purchase accounting adjustments (unamortized premiums).
     At December 31, 2004, the remaining maturities of certificate of deposits in amounts of $100,000 and over were as follows:

2004
(In thousands)
3 months and less	$1,204,993
3 to 6 months	367,419
6 to 12 months	361,405
Greater than one year	609,013

$2,542,830

      The aggregate amount of overdrawn deposit balances reclassified as loans was $24 million and $14.5 million as of December 31, 2004 and 2003, respectively.

NOTE 12 —	Income Taxes
      The components of the consolidated provision for income taxes are shown below for the years ended December 31,:

	2004	2003	2002
(In thousands)
Current Tax Expense	$78,755	$215,930	$94,994
Deferred Tax Expense/(Benefit)	208,982	(13,090)	123,844

Provision for Income Taxes	$287,737	$202,840	$218,838

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reconciles the statutory federal tax rate to the effective tax rate on income before income taxes for the years ended December 31,:

	2004	2003	2002

Federal Statutory Tax Rates	35.00%	35.00%	35.00%
Increases/ Reductions Resulting from:
State and Local Income Taxes, Net of Federal Income Tax Benefit	2.17	.84	.84
Tax Exempt Interest, net	(1.59)	(1.56)	(1.45)
Dividends Received Deduction	(.24)	(.32)	(.14)
Other, net	(1.12)	(.11)	.17

Total Adjustments	(.78)	(1.15)	(.58)

Effective Tax Rate	34.22%	33.85%	34.42%

      The components of the net deferred tax asset or liability included in “Other Assets” or “Accrued Expenses & Other Liabilities” on the accompanying consolidated balance sheets at December 31, and are as follows:

	2004	2003
(In thousands)
Deferred Tax Assets:
Allowance for Loan Losses	$80,117	$34,905
Deferred Compensation and Other Employee Benefit Plans	53,599	5,079
Deductible Merger Related Charges	38,674	967
Retained Liability, (Manufactured Housing)	147,806	—
Valuation Differences Resulting From Acquired Assets and Liabilities	106,960	236
Unrealized Loss on Securities Available-for-Sale	—	1,542
Other	21,620	3,904

Gross Deferred Tax Asset	$448,776	$46,633

Valuation Allowance	(4,567)	(4,567)

Deferred Tax Asset	$444,209	$42,066

Deferred Tax Liabilities:
Unrealized Gain on Securities Available-for-Sale	$4,830	$—
Excess Book Basis Over Tax Basis — Premises and Equipment	14,165	8,187
Income Not Realized for Tax Purposes	68,338	111,989
Servicing Assets	94,604	—
Other	45,896	5,351

Gross Deferred Tax Liability	$227,833	$125,527

Net Deferred Tax Asset/(Liability)	$216,376	$(83,461)

      During 2004, the Company’s valuation allowance remained at $4.6 million. Management continues to reserve a portion of the New York State and City deferred tax asset due to uncertainties of realization. Additionally, as a result of the Company’s merging with and acquiring thrifts, the retained earnings at December 31, 2004 and 2003 includes approximately $276 million and $155 million, respectfully, for which no Federal income tax liability has been recognized. This amount represents the balance of acquired thrift bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unlikely event that the Bank makes distributions in excess of earnings and profits, redeems its stock, or liquidates.

NOTE 13 —	Retirement and Other Employee Benefit Plans
      The Company maintains a defined benefit pension plan (the “Plan”) covering substantially all full-time employees. Pension expense is recognized over the employee’s service life utilizing the projected unit cost actuarial method. Participants accrue a benefit each year equal to five percent of their annual compensation, as defined, plus a rate of interest based on the one-year Treasury Bill rate, credited quarterly. Plan assets are invested in a diversified portfolio of mutual funds, fixed income securities, and equity securities. Contributions are periodically made to the Plan so as to comply with the Employee Retirement Income Security Act (“ERISA”) funding standards and the Internal Revenue Code of 1986, as amended.
      TCNJ maintained two defined benefit retirement plans covering substantially all employees who completed one year of continuous service. Effective June 30, 2004, benefits under the plans were frozen and participants in these plans became eligible to participate in the North Fork Plan effective July 1, 2004.
      GreenPoint maintained a defined benefit retirement plan covering substantially all employees who completed one year of service. Effective October 1, 2004, the GreenPoint Cash Balance Plan was merged into the North Fork Cash Balance Plan. The plan provisions for former GreenPoint employees were unchanged after the merger.
      The Company also provides health care and life insurance benefits to eligible retired employees. Health care benefits received range up to 100% of coverage premiums based on an employee’s age, years of service and retirement date.
      The following table sets forth changes in the benefit obligations, plan assets and a reconciliation of the funded status and the assumptions used in determining the net periodic cost included in the accompanying consolidated financial statements at December 31, for the Company’s retirement and post-retirement plans. The Plans were valued using a December 31 measurement date.

	Pension Benefits		Post-Retirement Benefits

	2004	2003	2004	2003
(In thousands)
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$95,451	$88,249	$22,746	$19,805
Benefit Obligation Assumed — GPT	94,832	—	17,004	—
Benefit Obligation Assumed — TCNJ	26,712	—	5,800	—
Service Cost	6,139	3,500	997	576
Interest Cost	7,695	5,545	1,762	1,247
Benefits Paid	(43,477)	(7,621)	(1,446)	(1,137)
Actuarial Loss	7,116	5,778	858	2,255

Benefit Obligation at End of Year	$194,468	$95,451	$47,721	$22,746

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Post-Retirement Benefits

	2004	2003	2004	2003
(In thousands)
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$101,859	$92,408	$1,694	$—
Fair Value of Plan Assets Acquired — GPT	50,622	—	—	—
Fair Value of Plan Assets Acquired — TCNJ	99,573	—	—	—
Actual Return on Plan Assets	15,192	8,072	97	18
Employer Contributions	56,558	9,000	3,046	2,813
Benefits Paid	(43,477)	(7,621)	(1,446)	(1,137)

Fair Value of Plan Assets at End of Year	$280,327	$101,859	$3,391	$1,694

Accumulated Benefit Obligation at End of Year:	$182,144	$93,005	$47,721	$22,746

Reconciliation of Funded Status:
Funded Status	$85,859	$6,408	$(44,330)	$(21,052)
Unrecognized Actuarial Loss	28,479	24,802	8,626	8,033
Unrecognized Prior Service Credit	(902)	(1,166)	(516)	(597)
Unrecognized Transition (Asset)/ Obligation	(131)	(559)	1,868	2,161

Prepaid/(Accrued) Benefit Cost	$113,305	$29,485	$(34,352)	$(11,455)

				Post-Retirement
	Pension Benefits			Benefits

	2004	2003	2002	2004	2003	2002

Weighted Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount Rate	5.75%	6.00%	6.50%	5.75%	6.00%	6.50%
Rate of Compensation Increase	4.50	4.50	4.50	N/A	N/A	N/A
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost/(Income) for the Year Ended:
Discount Rate	6.00%	6.50%	7.25%	6.00%	6.50%	7.25%
Expected Rate of Return on Plan Assets	7.50	7.50	8.00	7.50	7.50	N/A
Rate of Compensation Increase	4.50	4.50	4.50	N/A	N/A	N/A
      To develop the expected long-term rate of return on plan assets assumptions consideration was given to the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. This resulted in the selection of the 7.50% assumption for the year ended December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of net periodic benefit cost follow for the years ended December 31,

	Pension Benefits			Post-Retirement Benefits

	2004	2003	2002	2004	2003	2002
(In thousands)
Components of Net Periodic Benefit Cost/(Income):
Service Cost	$6,139	$3,500	$2,985	$997	$576	$425
Interest Cost	7,695	5,545	5,704	1,762	1,247	1,212
Expected Return on Plan Assets	(12,780)	(6,805)	(8,412)	(127)	—	—
Amortization of Prior Service Cost	(263)	(263)	(280)	(81)	(81)	(81)
Amortization of Transition (Asset)/Obligation	(427)	(427)	(428)	293	293	293
Recognized Actuarial Loss	1,025	848	—	295	236	147

Net Periodic Benefit Cost/(Income)	$1,389	$2,398	$(431)	$3,139	$2,271	$1,996

      The following table sets forth the assumed health care costs trend rates at December 31,

	2004		2003		2002

	HMO	Indemnity	HMO	Indemnity	HMO	Indemnity

Assumptions in Health Care Costs Trend Rates:
Health Care Cost Trend Rate Assumed for Next Year	8.0%	10.0%	9.0%	11.0%	9.0%	11.0%
Rate to Which the Cost Trend is Assumed to Decline (the ultimate trend rate)	5.0	5.0	5.0	5.0	5.0	5.0
Year That the Rate Reaches the Ultimate Trend Rate	2008	2010	2008	2010	2007	2009
      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend would have the following effects:

	2004		2003

	1% Increase	1% Decrease	1% Increase	1% Decrease
(In thousands)
Effect on Total of Service and Interest Cost	$615	$(430)	$362	$(260)
Effect on Post-Retirement Benefit Obligation	5,993	(4,651)	2,773	(2,116)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash Flows
      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated Future Benefit Payments:	Pension Benefits	Other Benefits

(In thousands)
2005	$14,530	$2,446
2006	15,427	2,560
2007	12,372	2,637
2008	12,836	2,714
2009	13,226	2,757
2010-2014	83,924	14,527
Contributions
      No contributions are expected to be made to the qualified pension plan during 2005, while $2.4 million is expected to be made to the post retirement benefit plan in 2005.
Plan Asset Allocation
      The plan’s weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

Asset Categories:	2004	2003

Equity Securities	59%	60%
Debt Securities	34	38
Other	7	2

Total	100%	100%

      The investment guidelines adopted by the Retirement Committee for the Plan provide the following asset allocation requirements and limitations:

•	Equity Securities: Not more than 60% of assets

•	Debt Securities: Not more than 40% of assets
      The guidelines specify equity allocations as follows: 1) Large Capitalization Value of 30% to 40%, 2) Large Capitalization Growth of 20% to 30%, 3) Middle Capitalization of 15% to 25%, 4) Smaller Capitalization of 0% to 15% and, 5) Diversified International of 0% to 15%.
      Debt securities are limited by the investment guidelines to United States Government obligations or corporate issues rated Baa or higher by Standard & Poor’s or Moody’s. Cash equivalent securities may be viewed as alternative investment vehicles and are limited by the guidelines to mutual funds consisting of instruments issued by the United States Government, United States Treasury, Federal Reserve System or Federal Home Loan Bank, or mutual funds consisting of commercial paper issued by a domestic corporation rated “prime” by the National Credit Office, or of individual fixed income instruments rated A or P1 or higher, maturing in 180 days or less.
      The guidelines require that the Plan’s performance be reviewed periodically by comparing total rates of return to specified market indices.
      The Company maintains a Supplemental Executive Retirement Plan (“SERP”), that restores to specified senior executives the full level of retirement benefits they would have been entitled to receive absent the ERISA provision limiting maximum payouts under tax qualified plans. The projected benefit obligation,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which is unfunded, was $585 thousand at December 31, 2004 and $627 thousand at December 31, 2003. Net periodic pension income was recognized in 2004 of $41 thousand, while net periodic expense incurred in 2003 and 2002 for the SERP was $103 thousand and $127 thousand, respectively. The weighted average discount rate utilized in determining the projected benefit obligation was 5.75%, 6.00% and 6.50% at December 31, 2004, 2003 and 2002, respectively. The assumed rate of future compensation increases was 4.50% at December 31, 2004, 2003 and 2002. The Company expects to make contributions to this non-qualified plan of $2.0 million in 2005.
      A savings plan is maintained under section 401(k) of the Internal Revenue Code and covers substantially all current full-time and certain part-time employees. Newly hired employees can elect to participate in the savings plan after completing three months of service. Under the provisions of the savings plan, employee contributions are partially matched by the Company with cash contributions. Participants can invest their account balances into several investment alternatives, including shares of the Company’s common stock. The 401(k) plan expense was $4.7 million, $3.4 million and $3.2 million for the years ended December 31, 2004, 2003, and 2002, respectively.
Bank Owned Life Insurance
      We maintain three Bank Owned Life Insurance Trusts (commonly referred to as BOLI). The BOLI trusts were formed to offset future employee benefit costs and to provide additional benefits due to its tax exempt nature. Only officer level employees, who have consented, have been insured under the program.
      The underlying structure of the original BOLI trust formed by the Company required that the assets supporting the program be recorded on the consolidated balance sheet. At December 31, 2004, $215.1 million assets were held by the trusts and are principally included in the available-for-sale securities portfolio. The two other BOLI trusts were acquired in the GreenPoint and TCNJ transactions. The cash surrender value of policies held by these trusts was $203.4 million at December 31, 2004. Based on the underlying structure of these trusts, the balances have been classified as a component of other assets on the consolidated balance sheets. The related income is reflected on the accompanying consolidated income statement as a component of other operating income.

NOTE 14 —	Common Stock Plans
      The Company maintains stock incentive plans for all eligible employees providing for grants of stock options and restricted stock awards. Options to purchase common stock are granted by the Compensation Committee of the Board of Directors at the average market price on the date of grant, generally vest in six months and have a ten-year expiration period. The Company has not, nor does it anticipate, repricing any stock options.
      Restricted stock awards granted by the Compensation Committee are forfeitable and subject to certain restrictions on the part of the recipient until ownership of the shares vest. The Committee can, at its discretion, accelerate the removal of any and all restrictions. If the Company is party to a merger, consolidation, sale of substantially all assets, or similar transaction, all restrictions will lapse.
New Employee Stock Compensation Plan
      The plan provides for non-qualified stock options and restricted stock awards, to be granted either separately or in combination to all eligible persons not previously employed by the Company in connection with their entering into such an employment relationship. The number of shares issuable thereunder, either as restricted stock or non-qualified stock options is 1,500,000 shares. At December 31, 2004, 890,150 shares remain authorized and unissued.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2003 Stock Compensation Plan
      The plan provides for non-qualified stock options and restricted stock awards, to be granted either separately or in combination to all eligible persons including executive officers and other full-time employees. The number of shares issuable thereunder is 7,500,000, with no more than 4,950,000 authorized for restricted stock awards. At December 31, 2004, 5,787,475 shares remained authorized and unissued.
GreenPoint 1999 Stock Incentive Plan
      This plan was assumed and retained as part of the GreenPoint acquisition. The plan provides for non-qualified stock options and restricted stock awards, to be granted either separately or in combination to all eligible persons including executive officers and other full-time employees. The number of shares issuable thereunder is 1,228,193, with no more than 300,000 authorized for restricted stock awards. At December 31, 2004, 426,452 shares remained authorized and unissued.
1999 Stock Compensation Plan
      The plan provides for non-qualified stock options and restricted stock awards, to be granted either separately or in combination to all eligible persons including executive officers and other full-time employees. The number of shares issuable thereunder is 7,500,000, with no more than 4,950,000 authorized for restricted stock awards. At December 31, 2004, 34,449 shares remained authorized and unissued.
1998 Stock Compensation Plan
      The plan provides for non-qualified stock options and restricted stock awards, to be granted either separately or in combination to all eligible persons, including executive officers and other full-time employees. The number of shares issuable thereunder is 2,250,000 with no more than 1,500,000 authorized for restricted stock awards. At December 31, 2004, 25,482 shares remain authorized and unissued.
Acquired Stock Plans
      Certain previously acquired companies maintained incentive and non-qualified stock option plans for their officers, directors, and other key employees. Options outstanding, under these plans at the acquisition date were vested upon change in control. At December 31, 2004, 16,277,186 stock options remained outstanding under these plans at an average price of $16.29. No further awards will be made under these assumed plans.
      The following is a summary of the activity in the aforementioned stock option plans for the three-year period ended December 31, 2004:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at Beginning of Year	4,762,101	$18.09	5,044,182	$15.55	5,567,090	$12.05
Issued in the TCNJ Transaction	2,756,358	13.78	—	—	—	—
Issued in the GreenPoint Transaction	17,466,503	16.50	—	—	—	—
Granted	1,898,755	28.09	648,300	25.59	1,833,396	23.31
Exercised	(4,072,504)	14.18	(911,631)	9.37	(2,245,904)	12.77
Cancelled	(31,018)	18.69	(18,750)	15.18	(110,400)	24.63

Outstanding at Year End	22,780,195	$17.88	4,762,101	$18.09	5,044,182	$15.55

Exercisable at Year End	21,237,793	$17.13	4,144,701	$17.02	4,313,352	$14.44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of the information concerning outstanding and exercisable stock options as of December 31, 2004:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Options	Remaining	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 3.03 - $15.18	7,589,646	3.9	$11.04	7,586,345	$11.04
$15.19 - $21.25	8,060,742	5.9	17.98	8,053,842	17.98
$21.26 - $30.35	7,129,807	7.9	25.04	5,597,606	24.18

$ 3.03 - $30.35	22,780,195	5.9	$17.88	21,237,793	$17.13

      The following is a summary of activity in restricted stock for the years ended December 31,

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant		Grant		Grant
	Shares	Price	Shares	Price	Shares	Price

Outstanding at Beginning of Year	6,827,078	$17.72	5,753,880	$15.90	4,276,230	$13.23
Granted	1,811,103	27.67	1,237,425	25.65	1,706,025	22.65
Vested	(179,756)	15.83	(149,978)	13.54	(125,025)	11.00
Cancelled	(91,227)	20.06	(14,250)	16.79	(103,350)	22.61

Outstanding at Year End	8,367,198	$19.89	6,827,077	$17.72	5,753,880	$15.90

      Restricted stock awards are recorded as deferred compensation, a component of stockholders’ equity, at fair value at the date of grant and amortized to compensation expense over the specified vesting periods.
      Compensation expense related to restricted stock awards included in employee compensation and benefits was $14.7 million, $10.3 million, and $8.5 million in 2004, 2003 and 2002, respectively.
      As permitted under SFAS 123, as amended by SFAS 148, management has elected to apply the intrinsic value method in accounting for its stock-based compensation plans. Accordingly, compensation expense has not been recognized in the accompanying statements of income for its stock-based compensation plans, other than for restricted stock awards. Had compensation expense been recognized for the fair value of options awarded consistent with the methodology prescribed, pro-forma net income and earnings per share would have been as follows for the years ended December 31,

	2004	2003	2002
(Dollars in thousands, except per share amounts)
Net Income as Reported	$552,996	$396,365	$416,893

Add: Restricted Stock Expense Included in Net Income, Net of Taxes	9,536	6,808	5,535
Less: Total Stock-based Employee Compensation Expense Determined Under the Fair Value Method for all Awards, Net of Taxes	(12,745)	(9,282)	(11,738)

Pro-Forma Net Income	$549,787	$393,891	$410,690

Earnings Per Share:
Basic — as Reported	$1.88	$1.75	$1.74
Basic — Pro-Forma	1.87	1.74	1.71
Diluted — as Reported	$1.85	$1.73	$1.72
Diluted — Pro-Forma	1.84	1.72	1.69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For purposes of the pro-forma amounts, the fair value of stock options granted were estimated using the Black-Scholes option-pricing model at the date of grants. The weighted average assumptions used in the computations are as follows:

	2004	2003	2002

Fair Value for Options Granted	$5.93	$5.75	$5.43
Dividend Yield	2.83%	2.82%	3.11%
Volatility	24.18	26.30	27.71
Risk-Free Interest Rate	3.60	3.43	3.87
Assumed Forfeitures	None	None	None
Expected Life	6 Years	6 Years	6 Years
Dividend Reinvestment and Stock Purchase Plan
      The Dividend Reinvestment and Stock Purchase Plan provides stockholders with a method of purchasing additional common stock through the reinvestment of cash dividends and/or making optional cash payments, within certain specified limits, without brokerage commission. At December 31, 2004, 2,575,697 shares remain authorized and unissued.
Change-in-Control Arrangements
      Certain key executive officers have arrangements that provide for the payment of a multiple of base salary, should a change-in control, as defined, occur. These payments are limited under guidelines for deductibility pursuant to the Internal Revenue Code. Also, in connection with a potential change-in-control, certain performance plans were adopted in which substantially all employees could participate in a cash distribution. The amount of the performance plan cash fund would be established when a change-in-control transaction occurs that exceeds industry averages and achieves an above average return for shareholders. A limitation is placed on the amount of the fund and no performance pool is created if the transaction does not exceed industry averages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 —	Parent Company Only
Condensed Balance Sheets at December 31,

	2004	2003
(In thousands)
Assets:
Deposits with North Fork Bank	$27,057	$55,896
Money Market Investments	426	1,056
Securities Purchased Under Agreements to Resell with North Fork Bank	385,000	90,000
Securities Available-for-Sale	96,702	112,444
Investment in Subsidiaries	9,656,718	1,951,168
Other Assets	188,811	98,029

Total Assets	$10,354,714	$2,308,593

Liabilities and Stockholders’ Equity:
Junior Subordinated Debt	$504,588	$266,977
Subordinated Debt	476,431	476,499
Senior Notes	340,825	—
Dividends Payable	104,025	45,757
Accrued Expenses & Other Liabilities	47,766	40,871

Total Liabilities	1,473,635	830,104
Stockholders’ Equity	8,881,079	1,478,489

Total Liabilities and Stockholders’ Equity	$10,354,714	$2,308,593

Condensed Statements of Income For the Years Ended December 31,

	2004	2003	2002
(In thousands)
Income:
Dividends from Subsidiaries	$300,000	$250,000	$192,000
Interest Income	10,463	11,486	10,110
Securities Gains, net	7,141	8,608	621
Other Income	4,860	4,299	2,986

Total Income	322,464	274,393	205,717

Expense:
Interest on Junior Subordinated Debt	12,937	8,919	15,673
Interest on Subordinated Debt	19,876	23,611	11,558
Interest on Senior Notes	1,986	—	—
Employee Compensation & Benefits	14,963	10,686	8,928
Other Expenses	2,771	2,062	2,402

Total Expenses	52,533	45,278	38,561

Income Before Income Taxes and Equity in Undistributed Earnings of Subsidiaries	269,931	229,115	167,156
Income Tax Benefit	17,925	9,559	11,371

Income Before Equity in Undistributed Earnings of Subsidiaries	287,856	238,674	178,527
Equity in Undistributed Earnings of Subsidiaries	265,140	157,691	238,366

Net Income	$552,996	$396,365	$416,893

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Statements of Cash Flows For the Years Ended December 31,

	2004	2003	2002
(In thousands)
Cash Flows from Operating Activities:
Net Income	$552,996	$396,365	$416,893
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	15,684	9,850	8,682
Equity in Undistributed Earnings of Subsidiaries	(265,140)	(157,691)	(238,366)
Securities Gains, net	(7,141)	(8,608)	(621)
Other, net	(17,478)	(6,199)	(3,080)

Net Cash Provided by Operating Activities	278,921	233,717	183,508

Cash Flows from Investing Activities:
Proceeds from Sales of Securities Available-for-Sale	55,810	56,256	29,872
Purchases of Securities Available-for-Sale	(25,216)	(102,473)	(15,873)
Cash Acquired in Purchase Acquisition	138,837	—	—
Proceeds from Maturities of Securities Held-to-Maturity	—	55,842	—
Investment in Subsidiaries	—	(9,440)	(8,819)

Net Cash Provided by Investing Activities	169,431	185	5,180

Cash Flows from Financing Activities:
Purchase of Treasury Stock	—	(264,193)	(207,604)
Cash Dividends Paid to Shareholders	(247,037)	(167,610)	(160,091)
Exercise of Options and Common Stock Sold for Cash	64,216	5,752	14,240
Proceeds from the Issuance of Subordinated Debt	—	—	495,929

Net Cash (Used in)/ Provided by Financing Activities	(182,821)	(426,051)	142,474

Net (Decrease)/ Increase in Cash and Cash Equivalents	265,531	(192,149)	331,162
Cash and Cash Equivalents at Beginning of Year	146,952	339,101	7,939

Cash and Cash Equivalents at End of Year	$412,483	$146,952	$339,101

NOTE 16 —	Capital
      The Company and its subsidiary banks are subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and certain risk weighted off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8%, and a Tier 1 leverage ratio of 3% to 5%. Top performing companies may be permitted to operate with slightly lower Tier 1 leverage capital ratios, while poor performing or troubled institutions may be required to maintain or build higher Tier 1 leverage capital ratios.
      Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The regulatory agencies have amended the risk-based capital guidelines to provide for interest rate risk consideration when determining a banking institution’s capital adequacy. The amendments require institutions to effectively measure and monitor their interest rate risk and to maintain capital adequate for that risk.
      As of December 31, 2004, the most recent notification from the various regulators categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a Total Risk Adjusted Capital Ratio of at least 10%, a Tier 1 Capital Ratio of at least 6%, a Leverage Ratio of at least 5%, and not be subject to any written order, agreement or directive. Since such notification, there are no conditions or events that management believes would change this classification.

The following table sets forth the Company’s risk-based capital amounts and ratios as of December 31,:

	2004		2003

	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
Tier 1 Capital	$3,281,054	9.90%	$1,301,687	10.49%
Regulatory Requirement	1,325,837	4.00	496,414	4.00

Excess	$1,955,217	5.90%	$805,273	6.49%

Total Risk Adjusted Capital	$4,142,993	12.50%	$1,927,410	15.53%
Regulatory Requirement	2,651,675	8.00	992,828	8.00

Excess	$1,491,318	4.50%	$934,582	7.53%

Risk Weighted Assets	$33,145,936		$12,410,354

      The Company’s Leverage Ratio at December 31, 2004 and 2003 was 6.22% and 6.47%, respectively.
      The capital ratios of the subsidiary banks are as follows at December 31, 2004:

	North Fork	GreenPoint	Superior

Tier 1	10.34%	11.17%	17.26%
Total Risk Adjusted	11.12	12.58	17.88
Leverage Ratio	6.63	8.04	7.15
      In 2003, the Board of Directors approved an increase in its share repurchase program from the previously authorized level of 6 million shares to 12 million shares (adjusted for the 3-for-2 stock split), representing 5% of the shares outstanding at such time. As of December 31, 2004, the Company had purchased 7.8 million shares at an average cost of $23.05 per share under this program. No shares were repurchased during 2004 under the repurchase program. Repurchases are made in the open market or through privately negotiated transactions.
      The primary funding source of the Company is dividends from North Fork Bank. There are various federal and state banking laws and guidelines limiting the extent to which a bank subsidiary can finance or otherwise supply funds to its holding company. At December 31, 2004, dividends from North Fork Bank were limited under such guidelines to $861 million. From a regulatory standpoint, North Fork Bank with its current balance sheet structure had the ability to dividend approximately $190 million while still meeting the criteria for designation as a well-capitalized institution under existing regulatory capital guidelines. Additional sources of liquidity include borrowings, the sale of available-for-sale securities, mortgage loans held-for-sale and funds available through the capital markets.
      Federal Reserve Board policy provides that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common stockholders

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      North Fork Bank, GreenPoint Bank and Superior Savings of New England are required to maintain non-interest-bearing cash balances on reserve with the Federal Reserve Bank. In 2004 and 2003, they were required to maintain average reserve balances of approximately $225 million and $94.3 million, respectively.

NOTE 17 —	Derivative Financial Instruments
      The use of derivative financial instruments creates exposure to credit risk. This credit exposure relates to losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this exposure to non-performance, the Company deals only with counterparties of good credit standing and establish counterparty credit limits. In connection with our interest rate risk management process, the Company periodically enters into interest rate derivative contracts. These derivative interest rate contracts may include interest rate swaps, caps, and floors and are used to modify the repricing characteristics of specific assets and liabilities.

The following table details the interest rate swaps and their associated hedged liability outstanding as of December 31, 2004:

			Fixed	Variable
		Notional	Interest	Interest
Maturity	Hedged Liability	Amounts	Rates	Rates

(Dollars in thousands)
Pay Fixed Swaps
2005	Repurchase Agreement	$100,000	4.24 - 4.26%	2.13%
2008	Repurchase Agreement	75,000	6.14%	2.21%

		$175,000

Pay Floating Swaps
2007	5.00% Subordinated Debt	$150,000	5.00%	4.59 - 4.60%
2008	3.20% Senior Notes	350,000	3.20%	2.08 - 2.10%
2012	5.875% Subordinated Debt	350,000	5.88%	4.59%
2026	8.70% Junior Subordinated Debt	100,000	8.70%	4.19%
2027	8.00% Junior Subordinated Debt	100,000	8.00%	3.56%
2028	8.17% Junior Subordinated Debt	45,000	8.17%	4.94%

		$1,095,000

      At December 31, 2004, $175 million in pay fixed swaps, designated as cash flow hedges, were outstanding. These agreements change the repricing characteristics of certain term borrowings, requiring us to make periodic fixed rate payments and receive periodic variable rate payments indexed to three-month LIBOR, based on a common notional amount and identical payment and maturity dates. These swaps had original maturities of up to 10 years and, as of the end of 2004, had an unrealized loss of $6.2 million, which is recorded as a component of other liabilities (the net of tax amount of $4.1 million is reflected in stockholders’ equity as a component of accumulated other comprehensive income). The use of pay fixed swaps increased

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interest expense by $8.0 million, $23.9 million and $32.8 million in 2004, 2003 and 2002, respectively. The decline in swap related interest expense was primarily due to the maturity of $850 million of swaps in 2003 and $100 million in the second quarter of 2004. Based upon the current interest rate environment, approximately $3.5 million of the $4.1 million unrealized after tax loss is expected to be reclassified from accumulated other comprehensive income in the next twelve months.
      In 2003, $350 million in pay floating swaps designated as fair value hedges were used to convert the stated fixed rate on the 5.875% subordinated notes to variable rates indexed to three-month LIBOR. The swap term and payment dates match the related terms of the subordinated notes. Also in 2003, $150 million in pay floating swaps designated as fair value hedges were used to convert the stated fixed rate on the 5% subordinated notes to variable rates indexed to three-month LIBOR. The swap term is for five years, matching the period of time the subordinated notes pay a fixed rate. Beginning in the sixth year, we have the right to redeem the fixed rate/ floating rate notes at par plus accrued interest or the interest rate converts to a spread over three month LIBOR. At December 31, 2004, the fair value adjustment of the swap hedging $500 million of subordinated notes was an unrealized loss of $22.9 million and is reflected as a component of other liabilities. The carrying amount of the $500 million in subordinated notes was decreased by an identical amount. These swaps reduced interest expense by $9.0 million and $5.3 million in 2004 and 2003, respectively. There was no hedge ineffectiveness recorded in the Consolidated Statements of Income on these transactions for each period reported.
      In October 2004, the Company assumed $350 million of 3.20% Senior Notes issued by GreenPoint in June 2003. In November 2003, $350 million of pay floating swaps designated as fair value hedges were used to convert the stated fixed rate on the 3.20% senior notes to variable rates indexed to three-month LIBOR. The swap term and payment dates match the related terms of the senior notes. At December 31, 2004, the fair value adjustment of the swap hedging the $350 million of senior notes was an unrealized loss of $2.0 million and is reflected as a component of other liabilities. The carrying amount of the $350 million in senior notes was decreased by an identical amount. These swaps reduced interest expense by $1.3 million in 2004. There was no hedge ineffectiveness recorded in the Consolidated Statements of Income on these transactions.
      Interest rate swaps were also used to change the repricing characteristics of $245 million in Junior Subordinated Debt from their stated fixed rates to variable rates indexed to three-month LIBOR. The swaps, designated as fair value hedges, contain payment dates, maturity dates and embedded call options held by the counterparty (exercisable in approximately four years), which are identical to the terms and call provisions contained in the Junior Subordinated Debt. At December 31, 2004, the fair value adjustment on the swap agreements hedging $200 million of Junior Subordinated Debt was an unrealized gain totaling $16.8 million and is reflected as a component of other assets. The carrying amount of the $200 million in Junior Subordinated Debt was increased by an identical amount. The fair value adjustment of the swap hedging $45 million of Junior Subordinated Debt was an unrealized loss totaling $1.6 million and is reflected as a component of other liabilities. The carrying amount of the $45 million in Junior Subordinated Debt was decreased by an identical amount. These swaps reduced interest expense by $12.6 million, $12.3 million and $5.5 million in 2004, 2003 and 2002, respectively. There was no hedge ineffectiveness recorded in the Consolidated Statements of Income from these transactions for each period reported.
      The Company enters into mandatory commitments to deliver mortgage whole loans to various investors and to issue private securities and Fannie Mae and Freddie Mac securities (“forward delivery commitments”). The forward delivery commitments are used to manage the interest rate risk associated with mortgage loans and interest rate lock commitments made by the Company to mortgage borrowers. The notional amount of these contracts was $4.7 billion at December 31, 2004. The forward delivery commitments designated as fair value hedges associated with mortgage loans had a notional value of $3.4 billion at December 31, 2004. The notional amount of forward delivery commitments used to manage the interest rate risk associated with interest rate lock commitments on mortgage loans was $1.3 billion at December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows hedge ineffectiveness on fair value hedges included in gain on sale of loans for the year ended December 31, 2004:

2004
(In thousands)
Gain on Hedged Mortgage Loans	$15,038
Loss on Derivatives	(14,418)

Hedge Ineffectiveness	$620

      The use of derivative financial instruments creates exposure to credit risk. This credit exposure relates to losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this exposure to non-performance, we deal only with counterparties of good credit standing and establish counterparty credit limits.

NOTE 18 —	Other Commitments and Contingent Liabilities
Credit Related Commitments
      The Company has an outstanding pipeline of mortgage loans which represents applications received but not yet funded and is therefore, the maximum amount of the Company’s origination commitments. The Company is also contractually committed to fund the undrawn portion of home equity lines of credit (HELOCs), which it has originated. The commitment extends to HELOCs which are currently held-for-sale by the Company and HELOCs previously sold with servicing retained.
      In addition, the Company extends traditional off-balance sheet financial products to meet the financing needs of its customers. They include commitments to extend credit and letters of credit. Funded commitments are reflected in the consolidated balance sheets.
      Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually have fixed expiration dates or other termination clauses and may require the payment of a fee. Total commitments outstanding do not necessarily represent future cash flow requirements of the Company as many commitments expire without being funded.
      Management evaluates each customer’s creditworthiness prior to issuing these commitments and may also require certain collateral upon extension of credit based on its credit evaluation. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing properties. Fixed rate commitments are subject to interest rate risk based on changes in prevailing rates during the commitment period. The Company is subject to credit risk in the event that the commitments are drawn upon and the customer is unable to repay the obligation.
      Letters of credit are irrevocable commitments issued at the request of customers. They authorize the beneficiary to draw drafts for payment in accordance with the stated terms and conditions. Letters of credit substitute a bank’s creditworthiness for that of the customer and are issued for a fee commensurate with the risk.
      The Company typically issues two types of letters of credit: Commercial (documentary) Letters of Credit and Standby Letters of Credit. Commercial Letters of Credit are commonly issued to finance the purchase of goods and are typically short term in nature. Standby letters of credit are issued to back financial or performance obligations of a bank customer, and are typically issued for periods up to one year. Due to their long-term nature, standby letters of credit require adequate collateral in the form of cash or other liquid assets. In most instances, standby letters of credit expire without being drawn upon. The credit risk involved in issuing letters of credit is essentially the same as extending credit facilities to comparable customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents total commitments and letters of credit outstanding at December 31,:

	2004	2003
(In thousands)
Commitments to Originate Mortgage Loans Held-for-Sale(1)	$6,264,104	$—
Commitments to Fund Against Home Equity Lines of Credit	676,551	—
Commitments to Extend Credit on Loans Held-for-Investment(3)	2,926,271	1,604,640
Standby Letters of Credit(2)(3)	299,299	187,322
Commercial Letters of Credit(3)	16,482	16,112

(1)	At December 31, 2004, the pipeline of mortgage loans included $1.4 billion of fixed rate mortgage loans and $4.9 billion of adjustable rate mortgage loans.

(2)	Standby letters of credit are considered guarantees and are reflected in other liabilities in the accompanying consolidated balance sheet at their estimated fair value of $1.3 million as of December 31, 2004. The fair value of these instruments is recognized as income over the initial term of the guarantee.

(3)	At December 31, 2004, commitments to extend credit with maturities of less than one year totaled $1.9 billion, while $1.0 billion matures between one to three years. Standby and commercial letters of credit are issued with original maturity terms of twelve months or less.
Lease Commitments
      At December 31, 2004, the Company was obligated under a number of non-cancelable leases for certain premises and equipment. The minimum annual rental commitments, exclusive of taxes and other charges, under non-cancelable lease agreements for premises at December 31, 2004, are summarized as follows:

Minimum
Rentals
(In thousands)
2005	$73,355
2006	70,141
2007	65,591
2008	62,003
2009	55,225
Thereafter	290,197

Total Lease Commitments	$616,512

      The majority of these leases contain periodic escalation clauses and it is anticipated that expiring leases should be renewed or replaced by leases on other properties.
      Rent expense for the years ended December 31, 2004, 2003 and 2002 amounted to $39.8 million, $24.5 million and $19.5 million, respectively.
Litigation
      The Company and its subsidiaries are subject to certain pending and threatened legal actions that arise out of the normal course of business. Management believes that the resolution of any pending or threatened litigation will not have a material adverse effect on the Company’s financial condition or results of operations.
Guarantees
      The Company has guaranteed a portion of the secured lending arrangements entered into by Terwin Holdings LLC (“Terwin”) an entity in which we hold a minority interest. These lending arrangements are collateralized by Terwin’s loan portfolio. As of December 31, 2004, the total potential commitment under this

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
guarantee totaled approximately $40 million and is renewable annually. This guarantee would require payment by the Company only if Terwin were to default on payment of this borrowing. Management believes that the likelihood is remote that a material payment will be required under this guarantee.
NOTE 19 — Disclosures About Fair Value of Financial Instruments
      Statement of Financial Accounting Standards No. 107 “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”) requires the Company to disclose estimated fair values for its financial instruments. Fair value estimates are made at a specific point in time, based on relevant market data and information about the financial instrument. SFAS 107 has no effect on the financial position or results of operations in the current year or any future period. Furthermore, the fair values disclosed under SFAS 107 are not representative of the total value of the Company.
      If quoted market prices are not available, SFAS 107 permits using the present value of anticipated future cash flows to estimate fair value. Accordingly, the estimated fair value will be influenced by prepayment and discount rate assumptions. This method may not provide the actual amount that would be realized in the ultimate sale of the financial instrument.
Cash, Cash Equivalents and Securities
      The carrying amounts for cash and cash equivalents are reasonable estimates of fair value. The fair value of securities is estimated based on quoted market prices as published by various quotation services, or if quoted market prices are not available, on dealer quotes. The following table presents the carrying value and estimated fair value of cash, cash equivalents and securities at December 31,

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In thousands)
Cash and Cash Equivalents	$1,062,900	$1,062,900	$531,391	$531,391
Securities Held-to-Maturity	142,573	145,991	190,285	195,312
Securities Available-for-Sale	15,412,850	15,412,850	7,136,275	7,136,275
Retained Interests in Securitizations	31,775	31,775	—	—

Total Cash, Cash Equivalents and Securities	$16,650,098	$16,653,516	$7,857,951	$7,862,978

Loans
      Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of performing loans is calculated by discounting the estimated cash flows through expected maturity or repricing using the current rates at which similar loans would be made to borrowers with similar credit risks. For non-performing loans, the present value is separately discounted consistent with management’s assumptions in evaluating the adequacy of the allowance for loan losses. The following table presents the carrying amount and the estimated fair value of the loan portfolio as of December 31,

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In thousands)
Loans Held-for-Sale, net	$5,775,945	$5,837,373	$4,074	$4,074
Loans Held-for-Investment, net	30,453,334	30,402,736	12,341,199	12,602,791

Total Loans	$36,229,279	$36,240,109	$12,345,273	$12,606,865

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deposit Liabilities and Borrowings
      The carrying amounts for demand deposits, savings, NOW, money market accounts and borrowings with an interest sensitive period of 90 days or less are reasonable estimates of their fair values. Fair values for time deposits and borrowings are estimated by discounting the future cash flows using the rates currently offered for deposits and borrowings of similar remaining maturities.
      The following table presents the carrying amount and estimated fair value of the deposits and borrowings as of December 31,

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In thousands)
Demand Deposits	$6,738,302	$6,738,302	$4,080,134	$4,080,134
NOW and Money Market	14,265,395	14,265,395	4,519,476	4,519,476
Savings	6,333,599	6,333,599	3,770,683	3,770,683
Time Deposits	7,475,132	7,487,838	2,745,822	2,752,277

Total Deposits	$34,812,428	$34,825,134	$15,116,115	$15,122,570

Federal Funds Purchased and Collateralized Borrowings	14,593,027	14,596,007	3,221,154	3,356,763
Other Borrowings	1,506,318	1,543,797	743,476	814,256

Total Borrowings	$16,099,345	$16,139,804	$3,964,630	$4,171,019

Commitments to Extend Credit and Letters of Credit
      These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and letters of credit is based on fees currently charged to enter into similar agreements with comparable credit risks and the current creditworthiness of the counterparties. Commitments to extend credit issued by the Company are generally short-term in nature and, if drawn upon, are issued under current market terms and conditions for credits with comparable risks.
      At December 31, 2004 and 2003, there was no significant unrealized appreciation or depreciation on these financial instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 20 — Business Segments
      The recent acquisition of GreenPoint, as more fully described in Note 2 — “Business Combinations”, has resulted in North Fork dividing its operating activity into two primary business segments: Retail Banking and Mortgage Banking.
      The retail banking business provides a full range of banking products and services principally through North Fork Bank’s 355 branches located throughout the Tri-State area. The mortgage banking segment is conducted through GreenPoint Mortgage, which is in the business of originating, selling and servicing a wide variety of mortgages secured by 1-4 family residences and small commercial properties, on a nationwide basis.
      The Company changed its segment reporting structure in 2004, to reclassify its Financial Services Division into retail banking. The Financial Services Division had previously been reported as a separate operating segment. The products offered by this segment included the sale of alternative investment products (mutual funds and annuities), trust services, discount brokerage and investment management. The primary delivery channel for these products is the retail bank’s branches. As a result of the previously mentioned realignment, this area of the Company reports directly to the head of retail banking and from a budgeting and performance measurement perspective it is viewed as a component of the retail bank. From a historical perspective, total revenues from this area were $17.5 million, $14.1 million and $17.2 million in 2004, 2003 and 2002, respectively, representing 1.5%, 1.3% and 1.4% of total revenue of the retail bank for 2004, 2003 and 2002, respectively.
      The segment information presented in the table below is prepared according to the following methodologies:

•	Revenues and expenses directly associated with each segment are included in determining pre-tax income.

•	Transactions between segments are based on specific criteria or appropriate third party rates.

•	Inter-company eliminations are reflected in the “Other” column.
      Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated net income. GreenPoint activity has only been included since the October 1, 2004 acquisition date. In addition $56.6 million of economic gain on the sale of loans recognized in the fourth quarter from the sale of certain mortgage loans originated and sold by GreenPoint Mortgage was excluded from both the consolidated and mortgage banking segment operating results. Under generally accepted accounting principles, the Company was required to adjust the carrying value of loans classified as held-for-sale, at the acquisition date, to fair value. As a result, the economic gain from the sale of these mortgage loans was recorded as a fair value adjustment to the loans carrying value and reflected as a reduction

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to Goodwill recorded in the acquisition. The following presentation, based on the above events, may not be indicative of future contributions from each segment.

	Retail	Mortgage	Segment		Consolidated
	Banking	Banking	Totals	Other	Operations
(In thousands)
Year ended December 31, 2004
Net Interest Income	$1,132,039	$42,423	$1,174,462	$759	$1,175,221
Provision for Loan Losses	27,189	—	27,189	—	27,189

Net Interest Income After Provision for Loan Losses	1,104,850	42,423	1,147,273	759	1,148,032

Non-Interest Income:
Customer Related Fees & Service Charges	114,481	—	114,481	—	114,481
Gain on Sale of Loans	—	72,285	72,285	(18,575)	53,710
Mortgage Servicing Fees	—	10,239	10,239	(3,107)	7,132
Investment Management, Commissions & Trust Fees	24,952	229	25,181	—	25,181
Other Operating Income	34,043	3,599	37,642	(2,299)	35,343
Net Securities Gains	12,656	—	12,656	—	12,656

Total Non-Interest Income	186,132	86,352	272,484	(23,981)	248,503

Non-Interest Expense:
Employee Compensation and Benefits	263,124	43,657	306,781	—	306,781
Occupancy and Equipment Expense, net	95,171	11,003	106,174	—	106,174
Other Operating Expenses	109,219	18,519	127,738	—	127,738
Amortization — Identifiable Intangibles	15,109	—	15,109	—	15,109

Total Non-Interest Expense	482,623	73,179	555,802	—	555,802

Income Before Income Taxes	808,359	55,596	863,955	(23,222)	840,733
Provision for Income Taxes	276,657	19,027	295,684	(7,947)	287,737

Net Income	$531,702	$36,569	$568,271	$(15,275)	$552,996

Total Assets	$54,178,528	$6,488,527	$60,667,055	$—	$60,667,055

NOTE 21 — Sale of Manufactured Housing Operations
      In the fourth quarter of 2004, we completed the sale of the manufactured housing operating platform of GreenPoint Credit LLC, (“GPC”), previously accounted for as discontinued operations by GreenPoint. Under the terms of the agreements, the purchaser — who operates a similar business — acquired substantially all of the assets and liabilities of GPC. This included an $8.6 billion servicing portfolio, $34 million in servicer advances receivable, and the assumption of substantially all lease obligations. In connection with this agreement and in recognition of the obligations to reflect the GPC sale, the former GreenPoint recorded a discontinued operations charge of $110.4 million, net of taxes, during the third quarter of 2004.
      As a condition of the transaction, the purchaser entered into a loss sharing arrangement to assume certain letter of credit obligations related to previously executed securitizations and repurchase obligations related to whole loan sales. Specifically, the purchaser assumed the obligation to reimburse, if necessary, the final $165 million of losses under $510 million of letter of credit obligations related to the $3.2 billion of GPC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
securitizations remaining as of September 30, 2004. These letters of credit represent the corporate guarantee by GreenPoint on the $3.2 billion of securitizations. Pursuant to change in control provisions in the securitization agreements, certain of the letters of credit were funded by GreenPoint. The expected letter of credit draws that remain unfunded are recorded as liabilities for recourse, and included in accrued expenses and other liabilities while the expected net residual balances on funded amounts are reflected in other assets in the consolidated balance sheets. Additionally, the purchaser assumed all recourse obligations related to sales of certain whole loans to Freddie Mac, and commitments to exercise the mandatory clean-up calls on certain of the aforementioned securitizations.
      North Fork retains the primary obligation for all of the provisions of the letters of credit, recourse sales and clean-up calls. Management will continue to monitor the underlying assets for trends in delinquencies and related losses. In addition, we will review the purchaser’s financial strength and their performance in servicing the loans. These factors will be considered in assessing the appropriateness of the reserves established against these obligations and the valuations of the assets.
      As of December 31, 2004, the principal balance outstanding for these securitizations totaled $2.9 billion, the recorded liabilities for expected unfunded draws were $96 million and the funded net receivable balances amounted to $86 million. These amounts were calculated utilizing weighted average prepayment and default rates of 5.9% and 8.4% respectively. These factors along with assumed loss severity and weighted average loss rates of 92.2% and 7.8% respectively, result in an estimated cumulative loss rate of 35.1%. The discount rate used to establish these amounts was 10%.
NOTE 22 — Quarterly Financial Information — (Unaudited)
      Selected Quarterly Financial Information for the years ended December 31, 2004 and 2003 are as follows:

	2004

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
(In thousands, except per share amounts)
Interest Income	$267,663	$303,374	$337,329	$669,786
Interest Expense	60,834	69,279	77,854	194,964

Net Interest Income	206,829	234,095	259,475	474,822
Provision for Loan Losses	6,500	6,500	6,500	7,689

Net Interest Income after Provision for Loan Losses	200,329	227,595	252,975	467,133
Non-Interest Income	41,729	35,176	42,072	129,526
Non-Interest Expense	87,429	98,368	114,463	255,542

Income Before Income Taxes	154,629	164,403	180,584	341,117
Provision for Income Taxes	52,110	55,404	60,856	119,367

Net Income	$102,519	$108,999	$119,728	$221,750

Earnings Per Share:
Basic	$.46	$.46	$.47	$.48
Diluted	.45	.45	.47	.47
Common Stock Price Range:
High	$29.27	$28.28	$29.63	$30.54
Low	26.70	23.57	25.21	27.45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
(In thousands, except per share amounts)
Interest Income	$296,717	$282,498	$263,968	$267,720
Interest Expense	87,267	82,626	64,468	61,028

Net Interest Income	209,450	199,872	199,500	206,692
Provision for Loan Losses	6,250	6,500	6,500	7,000

Net Interest Income after Provision for Loan Losses	203,200	193,372	193,000	199,692
Non-Interest Income	34,247	47,459	34,030	40,075
Non-Interest Expense	80,570	95,205	84,753	85,342

Income Before Income Taxes	156,877	145,626	142,277	154,425
Provision for Income Taxes	53,338	49,513	47,947	52,042

Net Income	$103,539	$96,113	$94,330	$102,383

Earnings Per Share:
Basic	$.45	$.42	$.42	$.46
Diluted	.45	.41	.42	.46
Common Stock Price Range:
High	$23.76	$22.90	$23.80	$27.21
Low	19.63	19.13	22.11	23.85

Note:	All per share amounts have been restated to give effect to the three-for-two common stock split declared in 2004.
NOTE 23 — Recent Accounting Pronouncements
Accounting for Stock Based Compensation (Revised 2004)
      In December 2004, FASB issued SFAS No. 123R “Accounting for Stock Based Compensation, Share Based Payment”, (SFAS 123R) which replaces the guidance prescribed in SFAS 123. SFAS 123R requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The associated costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R is effective as of the first interim or annual reporting period beginning after June 15, 2005. Adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements. See Note 1, Summary of Significant Accounting Policies — “Accounting for Stock Based Compensation”, for disclosure of our current accounting policy and the historical impact of expensing stock based awards or our consolidated financial statements.
Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003
      In December 2003, The Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”) was passed. The Act expands medical benefits, primarily adding a prescription drug benefit for medicare-eligible retirees beginning in 2006. In May 2004, FASB issued FASB Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvements and Modernization Act of 2003,” (“FSP 106-2”), which supersedes FSP 106-1 issued in January 2004. FSP 106-2 specifies that any medicare subsidy must be taken into account in measuring the employer’s post-retirement health care benefit obligation and will also reduce the net periodic post-retirement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cost in future periods. FSP 106-2 is effective for reporting periods beginning on or after June 15, 2004. This pronouncement did not have a material impact on the Company’s consolidated financial statements.
Application of Accounting Principles to Loan Commitments
      In March 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments. SAB 105 indicates that the expected future cash flows related to the associated servicing of the loan and any other internally-developed intangible assets should not be considered when recognizing a loan commitment at inception or through its life. SAB 105 also discusses disclosure requirements for loan commitments and is effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. This pronouncement did not have a material impact on the Company’s consolidated financial statements.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
North Fork Bancorporation, Inc.:
      We have audited the accompanying consolidated balance sheets of North Fork Bancorporation, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Fork Bancorporation, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
New York, New York
March 15, 2005

Item 9 —	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      There were no changes in or disagreements with accountants on accounting and financial disclosure as defined in Item 304 of Regulation S-K.

Item 9A —	Controls and Procedures
      The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

a)	Management’s Report on Internal Control over Financial Reporting
      North Fork Bancorporation, Inc.’s (the Company) management is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control is designed under the supervision of management, including the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
      Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are made only in accordance with the authorization of management and the Board of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.
      The scope of management’s assessment excluded the activity of GreenPoint Financial Corp., acquired on October 1, 2004. Accordingly, this report on internal control over financial reporting excludes the activity of GreenPoint Financial Corp. The acquired businesses represent 45% of the Company’s consolidated assets at December 31, 2004, as well as 19% of the Company’s net interest income and 20% of the Company’s income before income taxes for the year ended December 31, 2004.
      As of December 31, 2004, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2004 is effective using these criteria.
      Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm that audited the consolidated financial statements as of and for the year ended December 31, 2004 as stated in their report below, which expresses unqualified opinions on management’s assessment of and the effectiveness of the internal control over financial reporting as of December 31, 2004.

b)	Report Of Independent Registered Public Accounting Firm
Report Of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
North Fork Bancorporation, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that North Fork Bancorporation, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO.
      Management’s assessment of internal control over financial reporting excluded the businesses of GreenPoint Financial Corp., which were acquired on October 1, 2004. The acquired businesses represent 45% of the Company’s consolidated assets at December 31, 2004, as well as 19% of the Company’s net interest income and 20% of the Company’s income before income taxes for the year ended December 31, 2004. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of GreenPoint Financial Corp.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
New York, New York
March 15, 2005

c)	Changes in Internal Control Over Financial Reporting
      There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B —	Other Information
      On December 9, 2004, the Compensation Committee of the Board of Directors took certain actions with respect to the Company Amended and Restated Performance Plan, Annual Incentive Compensation Plan and annual salaries payable to the Company’s executive officers. These actions are described in Exhibit 10.23(a) to this Report, which exhibit is incorporated herein by reference.
      On October 14, 2004, the Company filed a Current Report on Form 8-K reporting an agreement to sell the manufactured housing finance business it had acquired on October 1, 2004 as part of the GreenPoint Financial Corp. (“GreenPoint”) merger. The Company indicated that the disposition would result in GreenPoint recording a third quarter of 2004 discontinued operations charge, and that certain information related to that charge (including the actual amount thereof) would be provided by amendment as soon as it became available. Such information was included in “Note 9 Discontinued Operations” to the GreenPoint consolidated financial statements for the period ended September 30, 2004 (unaudited), which were filed as Exhibit 99.6 to the Current Report on Form 8-K/ A filed by the Company on December 14, 2004, which information is incorporated herein by reference.
PART III

Item 10 —	Directors and Executive Officers of the Registrant
      For information on the officers of the Company, please see Part I of this Form 10-K under the caption Item 4A — “Executive Officers” of the Registrant. Further information is available regarding both the officers and directors under the caption “Election of Directors and Information with Respect to Directors and Officers” in our Definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 3, 2005, which is incorporated herein by reference. The Company’s Board of Directors has adopted a Code of Ethics for Principal Executives and Senior Financial Officers which is attached hereto as Exhibit 14.

Item 11 —	Executive Compensation
      The information required by this item is set forth in the following sections of our Definitive Proxy Statement for our 2005 Annual Meeting of Stockholders: “Compensation of Directors”, “Executive Compensation”, and “Retirement Plans”, which is incorporated herein by reference.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      (a) Certain information required by item 12 (a) is set forth in the following sections of our Definitive Proxy Statement for our 2005 Annual Meeting of Stockholders: “Certain Beneficial Ownership” and “Nominees for Director and Directors Continuing in Office”, which is incorporated herein by reference.

(b)	Equity Compensation Plan Information
      The following table sets forth certain information regarding our equity compensation plans as of December 31, 2004. North Forks stockholders approved our 1989 Executive Management Compensation Plan and 1994 Key Employee Stock Plans. Our 1997 Non-Officer Stock Plan, 1998, 1999 and 2003 Stock Compensation Plans, New Employee Stock Compensation Plan and 2004 Outside Directors Stock in Lieu of Fees Plan were not approved by our stockholders. Also, in 2004 we assumed GreenPoint’s 1999 Stock Incentive Plan under which we continue to have the ability to make additional awards. While GreenPoint’s 1999 Plan was approved by GreenPoint’s stockholders when adopted, it has not been specifically approved by our stockholders.

			Number of Securities
			Remaining Available
	Number of		for Future Issuance
	Securities		Under Equity
	to Be Issued	Weighted-average	Compensation Plans
	Upon Exercise of	Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	383,511	$6.73	0
Equity compensation plans not approved by security holders(1)(2)	5,151,645	$24.03	0
Total	5,535,156	$22.83	0

(1)	Does not include 8,367,198 shares of restricted stock previously awarded under these plans that have not vested as of the specified date. Does not include shares subject to options previously granted under these plans and previously exercised on a deferred delivery basis, even if such shares have not been delivered as of the specified date.

(2)	Includes shares issuable under GreenPoint’s 1999 Plan, which was approved by GreenPoint’s stockholders, but not North Fork’s stockholders. Does not include 17,245,039 shares to be issued upon the exercise of outstanding options awarded under various stockholder-approved plans of predecessor companies that were assumed by North Fork but “frozen” at the time of the acquisition, i.e. assumed plans under which no additional stock awards were issuable after the acquisition date. These outstanding options issued under “frozen” plans have a weighted average exercise price of $7.34 per share.
Description of Non-Stockholder Approved Plans
      We currently maintain the following seven equity compensation plans that have not been approved by North Fork stockholders: the 1997 Non-Officer Stock Plan (“1997 Plan”), the 1998 Stock Compensation Plan (“1998 Plan”), the 1999 Stock Compensation Plan (“1999 Plan”), the New Employee Stock Compensation Plan (“New Employee Stock Plan”), the 2003 Stock Compensation Plan (“2003 Plan”), the 2004 Outside Directors Stock in Lieu of Fees Plan (“Directors Plan”), and GreenPoint’s 1999 Plan (although this latter plan was approved by GreenPoint’s stockholders). All of our equity compensation plans are administered by the Compensation and Stock Committee (the “Committee”) of our Board of Directors which determines the amounts and recipients of non-qualified stock options and restricted stock awarded under the plans. In addition, all of the plans operate under similar general terms. For example, each plan authorizes the Committee to grant and establish the terms of awards of non-qualified stock options and restricted stock, within certain limitations. Each plan expressly prohibits the grant of “below market options”

(i.e., stock options with an exercise price less than the market price of our common stock on the day of the grant).
      There are distinctions among the various plans, including the total number of shares of common stock authorized for grant and the persons eligible to receive awards thereunder. The New Employee Stock Plan authorized the issuance of 1,500,000 shares of common stock, in the form of stock options or restricted stock, and is reserved for grants to newly hired salaried employees to induce them to accept an offer of employment. The 1997 Plan initially authorized the issuance of 375,000 shares of common stock, in the form of stock options or restricted stock, exclusively to full-time employees who are not also “officers” as defined under the plan. The Committee has determined not to grant any additional awards under this plan. The 1998 Plan, 1999 Plan and 2003 Plan permit grants of awards to full-time employees. The 1998 Plan authorized a total of 2,250,000 shares, no more than 1,500,000 of which may be granted in the form of restricted stock. The 1999 Plan authorized a total of 7,500,000 shares with no more than 4,950,000 of such shares to be granted in the form of restricted stock. The 2003 Plan authorized a total of 7,500,000 shares; no more than 4,950,000 of such shares may be granted in the form of restricted stock. All share amounts have been adjusted for subsequent stock splits.
      In 2004, the Company adopted one new non-stockholder approved plan, the Directors Plan. Under the Directors Plan, directors of the Company and its subsidiaries may elect to receive all or a portion of the fees due to them for their service as directors in the form of North Fork common stock. There are 500,000 shares reserved for issuance under the plan.
      In 2004, the Company also assumed GreenPoint’s 1999 Plan. North Fork continues to have the ability to make further grants of stock awards under this plan solely to former GreenPoint employees or to new North Fork employees. The plan authorizes the grant of up to 4,050,000 of shares of common stock in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units and other common stock-based awards.
      Additional information required by this item is included elsewhere in this Form 10-K in Item 7, Management’s Discussion and Analysis, — Recent Accounting Pronouncements, and in Item 8, Notes to Consolidated Financial Statements, — Note 1 — “Summary of Significant Accounting Policies” and Note 14 — “Common Stock Plans”.

Item 13 —	Certain Relationships and Related Transactions
      The information required by this item is set forth under the caption “Transactions with Directors, Executive Officers and Associated Persons” in our Definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14 —	Principal Accountant Fees and Services
      The information required by this item is set forth under the caption “Audit Fees” in our Definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15 —	Exhibits and Financial Statement Schedules
      (a) The consolidated financial statements, including notes thereto, and financial schedules required in response to this item are set forth in Part II, Item 8 of this 10-K, and can be found on the following pages:

		Page No.

1.	Financial Statements
	Consolidated Statements of Income	46
	Consolidated Balance Sheets	47
	Consolidated Statements of Changes in Stockholders’ Equity	48
	Consolidated Statements of Cash Flows	49
	Consolidated Statements of Comprehensive Income	51
	Notes to Consolidated Financial Statements	52
	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	97
	Management’s Report on Internal Control Over Financial Reporting	98
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	99

2.	Financial Statement Schedules
	Schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the consolidated financial statements have been omitted because they are either not required, are not applicable or are included in the consolidated financial statements or notes thereto, which can be found in this report in Part II, Items 7 and 8.

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
Dated: March 14, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Kanas John A. Kanas	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2005

/s/ Daniel M. Healy Daniel M. Healy	Director Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2005

/s/ John Bohlsen John Bohlsen	Director Vice Chairman of the Board	March 14, 2005

/s/ Josiah T. Austin Josiah T. Austin	Director	March 14, 2005

/s/ Karen M. Garrison Karen M. Garrison	Director	March 14, 2005

/s/ Katherine Heaviside Katherine Heaviside	Director	March 14, 2005

/s/ William M. Jackson William M. Jackson	Director	March 14, 2005

/s/ Thomas S. Johnson Thomas S. Johnson	Director	March 14, 2005

/s/ Raymond A. Nielsen Raymond A. Nielsen	Director	March 14, 2005

/s/ Dr. Alvin N. Puryear Dr. Alvin N. Puryear	Director	March 14, 2005

/s/ James F. Reeve James F. Reeve	Director	March 14, 2005

/s/ George H. Rowsom George H. Rowsom	Director	March 14, 2005

/s/ Dr. Kurt R. Schmeller Dr. Kurt R. Schmeller	Director	March 14, 2005

/s/ A. Robert Towbin A. Robert Towbin	Director	March 14, 2005

/s/ Alan J. Wilzig Alan J. Wilzig	Director	March 14, 2005

EXHIBIT INDEX

Exhibit
Number	Description	Method of Filing

2.1	Agreement and Plan of Merger dated December 16, 2003 by and between North Fork Bancorporation, Inc. and The Trust Company of New Jersey	Previously filed on Form 10-K for the year ended December 31, 2003, dated March 5, 2004, as Exhibit 2.3 and incorporated herein by reference.

2.2	Agreement and Plan of Merger dated February 15, 2004 by and between North Fork Bancorporation, Inc. and GreenPoint Financial Corp.	Previously filed on Form 10-K for the year ended December 31, 2003, dated March 5, 2004, as Exhibit 2.4 and incorporated herein by reference.

3.1	Articles of Incorporation of North Fork Bancorporation, Inc.	Previously filed on Form 10-K for the year ended December 31, 2002, dated March 25, 2003, as Exhibit 3.1 and incorporated herein by reference.

3.2	By-Laws of North Fork Bancorporation, Inc., as amended, effective July 23, 2002	Previously filed on Form 10-Q for the period ended June 30, 2002 as Exhibit 3.2 and incorporated herein by reference.

4.1	Junior Subordinated Indenture, dated as of December 31, 1996, between North Fork Bancorporation, Inc. and The Bankers Trust Company as Trustee (the terms of which cover North Fork Capital Trust I and North Fork Capital Trust II)	Previously filed as Exhibit 4.1 to the Registrants’ registration statement on Form S-4, dated April 2, 1997 (Registration No. 333-24419) and incorporated herein by reference.

4.2	Indenture, dated as of April 28, 1998, between Reliance Bancorp, Inc. and The Bank of New York, as Debenture Trustee	Previously filed by Reliance Bancorp, Inc. as Exhibit 4.1 to the Registration Statement on Form S-4, dated September 25, 1998, (Registration No. 333-64219) and incorporated herein by reference.

4.3	Indenture, dated as of August 7, 2002, by and between North Fork Bancorporation, Inc. and U.S. Bank Trust National Association (the terms of which cover the $350 million, 5.875% subordinated notes due 2012 and $150 million 5% fixed/floating rate subordinated notes due 2012	Previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 dated November 5, 2002 (Registration No. 333- 101009) and incorporated herein by reference.

4.4	9.10% Junior Subordinated Debentures due 2027 Indenture, dated as of June 3, 1997, by and between GreenPoint Financial Corp. and The Bank of New York, as Trustee	Previously filed by GreenPoint Financial Corp as Exhibit 4.1 to the Registration Statement on Form S-4 dated August 19, 1997 (Registration No. 333-33955) and incorporated herein by reference.

4.5	First Supplemental Indenture, by and among North Fork Bancorporation, Inc., GreenPoint Financial Corp. and The Bank of New York, as Trustee, dated as of October 1, 2004, supplementing and amending the 9.10% Junior Subordinated Debentures due 2027 Indenture, dated as of June 3, 1997, by and between GreenPoint Financial Corp. and The Bank of New York	Previously filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 1-10458), dated October 7, 2004 and incorporated herein by reference.

4.6	3.20% Senior Notes due 2008 Indenture, dated as of June 6, 2003, by and between GreenPoint Financial Corp., as Issuer, and The Bank of New York, as Trustee	Previously filed by GreenPoint Financial Corp as Exhibit 4.1 to the Registration Statement on Form S-4 dated July 8, 2003 (Registration No. 333-106882) and Incorporated herein by reference.

Exhibit
Number		Description	Method of Filing

4.7		First Supplemental Indenture, by and among North Fork Bancorporation, Inc., GreenPoint Financial Corp. and The Bank of New York, as Trustee, dated as of October 1, 2004, supplementing and amending the 3.20% Senior Notes due 2008. Indenture, dated as of June 6, 2003 by and between GreenPoint Financial Corp. and The Bank of New York	Previously filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-10458), dated October 7, 2004 and incorporated herein by reference

10.1		North Fork Bancorporation, Inc. Dividend Reinvestment and Stock Purchase Plan, as amended	Previously filed with Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, dated May 16, 1995 (Registration No. 33-54222) as amended by the filing of Form S-3D, dated May 10, 2002 (Registration No. 333-88028) and incorporated herein by reference.

10	.2(a)	North Fork Bancorporation, Inc. 1989 Executive Management Compensation Plan	Previously filed on Form S-8, dated April 17, 1990 (Registration No. 33-34372) and incorporated herein by reference.

10	.3(a)	North Fork Bancorporation, Inc. 1994 Key Employee Stock Plan	Previously filed on Form S-8, dated May 4, 1994 (Registration No. 33-53467), as amended by the filing of Form S-8 dated June 7, 1996 (Registration No. 333-05513) and incorporated herein by reference. These filings were also amended by the filing of Form S-8, dated September 20, 2001 (Registration No. 333-69698) and incorporated herein by reference.

10	.4(a)	Form of Change-in-Control Agreement, as entered into between North Fork Bancorporation, Inc. and each of John A. Kanas, John Bohlsen and Daniel M. Healy, each dated December 20, 1994	Previously filed on Form 10-Q for the period ended March 31, 1995, as Exhibit 10.2 and incorporated herein by reference.

10	.5(a)	Form of Non-Qualified Stock Option Agreement entered into between North Fork Bancorporation, Inc. and John A. Kanas, John Bohlsen, and Daniel M. Healy, as of December 13, 1999 and subsequent dates	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000, as Exhibit 10.10(a) and incorporated herein by reference.

10	.6(a)	Form of Restricted Stock Agreement, entered into between North Fork Bancorporation, Inc. and John A. Kanas, John Bohlsen, and Daniel M. Healy, as of December 13, 1999 and subsequent dates	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000, as Exhibit 10.11(a) and incorporated herein by reference.

10	.7(a)	North Fork Bancorporation, Inc. 1999 Stock Compensation Plan	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000 (Registration No. 333-39536), as Exhibit 10.12(a) and incorporated herein by reference.

10.8		North Fork Bancorporation, Inc. 1997 Non- Officer Stock Plan	Previously filed on Form S-8, dated June 8, 1998 (Registration No. 333-56329) and incorporated herein by reference.

10	.9(a)	North Fork Bancorporation, Inc. 1998 Stock Compensation Plan, as amended	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000, (Registration No. 333-74713) as Exhibit 10.14(a) and incorporated herein by reference.

Exhibit
Number		Description	Method of Filing

10	.10(a)	Form of Consulting Agreement, as entered into between North Fork Bancorporation, Inc. and Thomas M. O’Brien, dated December 31, 1999	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000, as Exhibit 10.16(a) and incorporated herein by reference.

10.11		JSB Financial, Inc. 1996 Stock Option Plan	Previously filed by JSB Financial, Inc. on their Proxy Statement dated March 29, 1996, Appendix A (pages 21-33), and incorporated herein by reference.

10	.12(a)	Reliance Bancorp, Inc. 1994 Incentive Stock Option Plan	Previously filed by Reliance Bancorp, Inc. on their Proxy Statement dated October 7, 1994 and incorporated herein by reference.

10	.13(a)	Reliance Bancorp, Inc. Amended and Restated Incentive Stock Option Plan	Previously filed by Reliance Bancorp, Inc. on Form 10-K for the period ended June 30, 1998 (Registration No. 333-94381) and incorporated herein by reference.

10	.14(a)	North Fork Bancorporation, Inc. Amended and Restated Performance Plan	Previously filed on Form 10-K for the year ended December 31, 2000, dated March 27, 2001, as Exhibit 10.18(a) and incorporated herein by reference.

10	.15(a)	North Fork Bancorporation, Inc. Annual Incentive Compensation Plan	Previously filed on Form 10-K for the year ended December 31, 2001, dated March 26, 2002, as Exhibit 10.18(a) and incorporated herein by reference.

10	.16(a)	North Fork Bancorporation, Inc. 401(k) Retirement Savings Plan, as amended	Previously filed on Form S-8, dated September 28, 1992 (Registration No. 33-52504) as amended by Exhibit 4 to the Registrant’s Registration Statement on Form S-8 dated February 2, 1996 (Registration No. 333-00675) and incorporated herein by reference. These filings were also amended by the filing of Form S-8, dated September 20, 2001 (Registration No. 333-69700) and incorporated herein by reference.

10	.17(a)	North Fork Bancorporation, Inc. New Employee Stock Compensation Plan	Previously filed on Form S-8, dated June 10, 2002 (Registration No. 333-90134) and incorporated herein by reference.

10	.18(a)	North Fork Bancorporation, Inc. Supplemental Executive Retirement Program	Previously filed on Form 10-K for the year ended. December 31, 2002, dated March 25, 2003 as Exhibit 10.19(a) and incorporated herein by reference.

10	.19(a)	North Fork Bancorporation, Inc. 2003 Stock Compensation Plan	Previously filed on Form S-8, dated July 1, 2003 (Registration No. 333-106705) as Exhibit 99.1 and incorporated herein by reference.

10.20		North Fork Bancorporation, Inc. 2004 Outside Directors Stock in Lieu of Fees Plan	Previously filed on Form 8-K, dated October 4, 2004 (File No. 1-10458) as Exhibit 10.1 and incorporated herein by reference.

10	.21(a)	GreenPoint Financial Corp. 1999 Stock Incentive Plan	Previously filed by GreenPoint Financial Corp. on Form 10-K for the year ended December 31,1999, (Registration No. 333-34544) as Exhibit 10.13 and incorporated herein by reference.

Exhibit
Number		Description	Method of Filing

10	.22(a)	Transition, Consulting and Non-competition Agreement entered into between North Fork Bancorporation, Inc. and Alan J. Wilzig dated August 1, 2004	Filed herewith

10	.23(a)	Description of actions taken by the Compensation Committee of the Board of Directors with respect to the Company’s Performance Plan, the annual base salary of executive officers, and the Annual Incentive Compensation Plan	Filed herewith

10	.24(a)	Employment Agreement, dated as of February 15, 2004, by and between North Fork Bancorporation, Inc. and Bharat B. Bhatt	Previously filed as Exhibit 10.1 of the Registrant’s Registration Statement on Form S-4 (File No. 333-114173) filed on April 2, 2004.

11		Statement re: Computation of Earnings Per Share	Filed herewith.

12		Statement re: Computation of Earnings to Fixed Charges Ratios	Filed herewith.

14		Code of Ethics	Previously filed on Form 10-K for the year ended December 31, 2003, as Exhibit 14 and incorporated herein by reference.

21		Subsidiaries of Company	Filed herewith.

23		Accountants’ Consent	Filed herewith.

31.1		Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2		Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1		Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2		Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

99.1		Information under the heading “Note 9 Discontinued Operations” in the GreenPoint consolidated financial statements for the period ended September 30, 2004 (unaudited)	Previously filed as Exhibit 99.6 to the Current Report on Form 8-K/A (File No. 1-10458) filed by the Registrant on December 14, 2004

(a)	Management contract or compensatory plan or arrangement.