Form 10-Q
period 2005-03-31
NORTH FORK BANCORPORATION INC
filed 2005-05-10
CIK 352510

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended: March 31, 2005

NORTH FORK BANCORPORATION, INC.

(Exact name of Company as specified in its charter)

DELAWARE	36-3154608
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 BROADHOLLOW ROAD, MELVILLE, NEW YORK (Address of principal executive offices)	11747 (Zip Code)

(631) 844-1004

(Company’s telephone number, including area code)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☑ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF COMMON STOCK $.01 Par Value	NUMBER OF SHARES OUTSTANDING –5/5/05 477,595,951

North Fork Bancorporation, Inc.

Form 10-Q

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,	March 31,
(in thousands except share amounts)	2005	2004	2004

Assets:
Cash & Due from Banks	$712,195	$972,506	$407,025
Money Market Investments	40,809	90,394	239,081
Securities:
Available-for-Sale ($6,367,537, $7,219,173 and $1,915,308 pledged at March 31, 2005, December 31, 2004 and March 31, 2004, respectively)	14,983,603	15,444,625	7,706,879
Held-to-Maturity ($21,331, $24,114 and $40,470 pledged at March 31, 2005, December 31, 2004 and March 31, 2004, respectively)	133,745	142,573	169,264

Total Securities	15,117,348	15,587,198	7,876,143

Loans:
Loans Held-for-Sale	5,350,823	5,775,945	3,209

Loans Held-for-Investment	31,857,021	30,453,334	12,655,744
Less: Allowance for Loan Losses	215,307	211,097	124,364

Net Loans Held-for-Investment	31,641,714	30,242,237	12,531,380
Goodwill	5,886,693	5,878,277	410,494
Identifiable Intangibles	141,601	150,734	11,984
Premises & Equipment	417,900	416,003	160,151
Mortgage Servicing Rights	283,268	254,857	—
Accrued Income Receivable	213,195	205,189	92,375
Other Assets	974,854	1,093,715	242,295

Total Assets	$60,780,400	$60,667,055	$21,974,137

Liabilities and Stockholders’ Equity:
Deposits:
Demand	$7,106,826	$6,738,302	$4,233,526
NOW & Money Market	15,705,381	14,265,395	5,126,883
Savings	6,020,056	6,333,599	3,846,837
Time	5,257,218	4,932,302	1,743,679
Certificates of Deposits, $100,000 & Over	2,448,252	2,542,830	992,563

Total Deposits	36,537,733	34,812,428	15,943,488

Federal Funds Purchased & Collateralized Borrowings	12,931,678	14,593,027	2,955,362
Other Borrowings	1,484,468	1,506,318	762,344
Accrued Expenses & Other Liabilities	818,330	874,203	729,164

Total Liabilities	$51,772,209	$51,785,976	$20,390,358

Stockholders’ Equity:
Preferred Stock, par value $1.00; authorized 10,000,000 shares, unissued	$—	$—	$—
Common Stock, par value $0.01; authorized 500,000,000 shares; issued 477,452,783 Shares at March 31, 2005	4,775	4,745	1,746
Additional Paid in Capital	7,004,048	6,968,493	376,408
Retained Earnings	2,218,134	2,064,148	1,872,989
Accumulated Other Comprehensive (Loss)/Income	(87,300)	240	31,855
Deferred Compensation	(121,011)	(125,174)	(88,502)
Treasury Stock at Cost; 526,577 Shares at March 31, 2005	(10,455)	(31,373)	(610,717)

Total Stockholders’ Equity	9,008,191	8,881,079	1,583,779

Total Liabilities and Stockholders’ Equity	$60,780,400	$60,667,055	$21,974,137

See accompanying notes to consolidated financial statements

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,	March 31,
(in thousands, except per share amounts)	2005	2004

Interest Income:
Loans Held-for-Investment	$452,217	$194,200
Loans Held-for-Sale	66,848	—
Mortgage-Backed Securities	142,007	59,137
Other Securities	29,407	14,123
Money Market Investments	733	203

Total Interest Income	691,212	267,663

Interest Expense:
Savings, NOW & Money Market Deposits	69,596	15,011
Time Deposits	33,466	10,736
Federal Funds Purchased & Collateralized Borrowings	99,007	28,603
Other Borrowings	17,824	6,484

Total Interest Expense	219,893	60,834

Net Interest Income	471,319	206,829
Provision for Loan Losses	9,000	6,500

Net Interest Income after Provision for Loan Losses	462,319	200,329

Non-Interest Income:
Gain on Sale of Loans	105,369	289
Customer Related Fees & Service Charges	42,006	21,771
Mortgage Servicing Fees	5,576	871
Investment Management, Commissions & Trust Fees	11,071	3,924
Other Operating Income	14,228	6,986

Securities Gains, net	4,635	7,888

Total Non-Interest Income	182,885	41,729

Non-Interest Expense:
Employee Compensation & Benefits	135,369	51,077
Occupancy & Equipment, net	45,954	17,625
Amortization of Identifiable Intangibles	9,133	781
Other Operating Expenses	56,197	17,946

Total Non-Interest Expense	246,653	87,429

Income Before Income Taxes	398,551	154,629
Provision for Income Taxes	139,516	52,110

Net Income	$259,035	$102,519

Earnings Per Share:
Basic	$.56	$.46
Diluted	$.55	$.45

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)

For the Three Months Ended March 31,	2005	2004
(in thousands)
Cash Flows from Operating Activities:
Net Income	$259,035	$102,519
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	9,000	6,500
Depreciation	10,186	4,209
Net Amortization/(Accretion):
Securities	6,472	9,177
Loans	(667)	(3,903)
Borrowings & Time Deposits	(32,099)	(675)
Intangibles	9,133	781
Deferred Compensation	5,457	3,501
Gains on Sale of Loans	(105,369)	(289)
Securities Gains	(4,635)	(7,888)
Capitalization of Mortgage Servicing Rights	(50,055)	—
Amortization of Mortgage Servicing Rights	19,989	—
Loans Held-for-Sale:
Originations	(10,032,917)	(25,054)
Proceeds from Sale (1)	10,177,590	24,478
Other	385,818	—
Purchases of Trading Assets	—	(13,911)
Sales of Trading Assets	—	14,015
Other, Net	76,387	46,254

Net Cash Provided by Operating Activities	733,325	159,714

Cash Flows from Investing Activities:
Purchases of Securities Held-to-Maturity	(500)	—
Maturities, Redemptions, Calls and Principal Repayments on Securities Held-to-Maturity	9,223	20,844
Purchases of Securities Available-for-Sale	(704,280)	(989,590)
Proceeds from Sales of Securities Available-for-Sale	195,499	282,329
Maturities, Redemptions, Calls and Principal Repayments on Securities Available-for-Sale	831,918	452,159
Loans Originated, Net of Principal Repayments and Charge-offs	(1,410,327)	(314,375)
Purchases of Premises and Equipment, net	(12,084)	(13,485)

Net Cash (Used in) Investing Activities	$(1,090,551)	$(562,118)

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited) – continued

For the Three Months Ended March 31,	2005	2004
(in thousands)
Cash Flows from Financing Activities:
Net Increase in Customer Deposit Liabilities	$1,734,749	$827,373
Net Decrease in Borrowings	(1,639,773)	(265,792)
Exercise of Options and Common Stock Sold for Cash	56,503	1,378
Cash Dividends Paid	(104,149)	(45,840)

Net Cash Provided by Financing Activities	47,330	517,119

Net (Decrease)/Increase in Cash and Cash Equivalents	(309,896)	114,715
Cash and Cash Equivalents at Beginning of the Period	1,062,900	531,391

Cash and Cash Equivalents at End of the Period	$753,004	$646,106

Supplemental Disclosures of Cash Flow Information:
Cash Paid/(Received) During the Period for:
Interest Expense	$240,635	$61,363

Income Taxes	$4,725	($737)

During the Period the Company Purchased Various Securities which Settled in the Subsequent Period	$28,559	$303,604

(1)  Includes loans retained in the held-for-investment portfolio totaling $1.8 million during 2005.

     See accompanying notes to consolidated financial statements

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

				Accumulated Other			Total
		Additional Paid	Retained	Comprehensive	Deferred	Treasury	Stockholders’
(Dollars in thousands, except per share amounts)	Common Stock	In Capital	Earnings	(Loss)/Income	Compensation	Stock	Equity

Balance, December 31, 2003	$1,746	$378,793	$1,816,458	($2,044)	($91,789)	($624,675)	$1,478,489
Net Income	—	—	102,519	—	—	—	102,519
Cash Dividends ($.20 per share)	—	—	(45,988)	—	—	—	(45,988)
Issuance of Stock (47,312 shares)	—	485	—	—	—	893	1,378
Restricted Stock Activity, net	—	77	—	—	3,287	131	3,495
Stock Based Compensation Activity, net	—	(2,947)	—	—	—	12,934	9,987
Other Comprehensive Income	—	—	—	33,899	—	—	33,899

Balance, March 31, 2004	$1,746	$376,408	$1,872,989	$31,855	($88,502)	($610,717)	$1,583,779

Balance, December 31, 2004	$4,745	$6,968,493	$2,064,148	$240	($125,174)	($31,373)	$8,881,079
Net Income	—	—	259,035	—	—	—	259,035
Cash Dividends ($.22 per share)	—	—	(105,049)	—	—	—	(105,049)
Issuance of Stock (73,793 shares)	30	723	—	—	—	1,454	2,207
Restricted Stock Activity, net	—	512	—	—	4,163	833	5,508
Stock Based Compensation Activity, net	—	34,320	—	—	—	18,631	52,951
Other Comprehensive Loss	—	—	—	(87,540)	—	—	(87,540)

Balance, March 31, 2005	$4,775	$7,004,048	$2,218,134	($87,300)	($121,011)	($10,455)	$9,008,191

See accompanying notes to consolidated financial statements

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,	March 31,
(in thousands)	2005	2004

Net Income	$259,035	$102,519

Other Comprehensive Income

Unrealized (Losses)/Gains On Securities:
Changes in Unrealized (Losses)/Gains Arising During The Period	$(160,826)	$67,100
Less: Reclassification Adjustment For Gains Included in Net Income	(4,635)	(7,888)

Changes in Unrealized (Losses)/Gains Arising During the Period	(165,461)	59,212
Related Tax Effect on Unrealized (Losses)/Gains During the Period	71,113	(25,462)

Net Change in Unrealized (Losses)/Gains Arising During the Period	(94,348)	33,750

Unrealized Gains/(Losses) On Derivative Instruments:
Changes in Unrealized Gains/(Losses) Arising During the Period	10,841	(2,464)
Add: Reclassification Adjustment for Expenses/Losses Included in Net Income	1,100	2,725

Changes in Unrealized Gains/(Losses) Arising During the Period	11,941	261
Related Tax Effect on Unrealized Gains/(Losses) During the Period	(5,133)	(112)

Net Change in Unrealized Losses Arising During the Period	6,808	149

Net Other Comprehensive (Loss)/Income	$(87,540)	$33,899

Comprehensive Income	$171,495	$136,418

See accompanying notes to consolidated financial statements

North Fork Bancorporation, Inc.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2005 and 2004

In this quarterly report on Form 10-Q, where the context requires, “the Company”, “North Fork”, “we”, “us”, and “our” refer to North Fork Bancorporation, Inc. and its subsidiaries.

Note 1 – Business and Summary of Significant Accounting Policies

     North Fork Bancorporation, Inc. is a regional bank holding company organized under the laws of the State of Delaware and registered as a “bank holding company” under the Bank Holding Company Act of 1956, as amended. North Fork Bank, our principal bank subsidiary, operates from approximately 360 retail bank branches in the Tri-state area. Through our recent acquisition of GreenPoint Financial Corp., we operate a nationwide mortgage business (GreenPoint Mortgage Funding Inc.) headquartered in Novato, California. Through our non-bank subsidiaries, we offer financial products and services to our customers including asset management, securities brokerage, and the sale of alternative investment products. We also operate a second subsidiary bank, Superior Savings of New England, N.A., headquartered in Branford, Connecticut which focuses on telephonic and media-based generation of deposits principally in the Northeast.

     In 2004 we completed two strategically important and accretive acquisitions that have more than doubled our total assets and expanded our geographic presence in northern and central New Jersey. (See Note 2 - Business combinations in our 2004 Annual Report on Form 10-K for Additional Information.)

     In May 2004, we acquired The Trust Company of New Jersey (“TCNJ”) and simultaneously merged its operations into North Fork Bank. TCNJ was the fourth largest commercial bank headquartered in New Jersey and operated primarily in the northern and central New Jersey market area. TCNJ represented our first significant expansion into a state other than New York. At the date of merger, TCNJ had $4.1 billion in total assets, $1.4 billion in securities, $2.1 billion in net loans, $3.2 billion in deposits and $.7 billion in borrowings.

     In October 2004, we acquired GreenPoint Financial Corp. (“GreenPoint”). GreenPoint operated two primary businesses, a New York based retail bank (“GreenPoint Bank”) and a separate mortgage banking business (“GreenPoint Mortgage” or “GPM”) with nationwide operations. GreenPoint Bank maintained 95 retail bank branches in the Tri-state area. At the date of merger, GreenPoint had $27 billion in assets, $6.8 billion in securities, $5.1 billion in loans held-for-sale, $12.8 billion in loans held-for-investment, $12.8 billion in deposits, and $11.4 billion in borrowings.

Basis of Presentation

     The accounting and financial reporting policies of the Company and its subsidiaries are in conformity with accounting principles generally accepted in the United States of America. The preparation of unaudited interim consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of income and expenses during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual results could differ from those estimates. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. All significant inter-company accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentation.

     These unaudited interim consolidated financial statements and related management’s discussion and analysis should be read together with the consolidated financial information in our 2004 Annual Report on Form 10-K, previously filed with the United States Securities and Exchange Commission (“SEC”). Results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations which may be expected for the full year 2005 or any future interim period.

     In reviewing and understanding the financial information contained herein you are encouraged to read the significant accounting policies contained in Note 1 – Business and Summary of Significant Accounting Policies of our 2004 Annual Report on Form 10-K. There have not been any significant changes in the factors or methodology used in determining accounting estimates or applied in our critical accounting policies since December 2004 that are material in relation to our financial condition or results of operations.

Accounting for Stock-Based Compensation

     Stock-based compensation plans are accounted for in accordance with the requirements specified in SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). As permitted under these statements, we have elected to apply the intrinsic value method in accounting for option-based stock compensation plans. Accordingly, compensation expense has not been recognized in the accompanying consolidated financial statements for stock-based compensation plans, other than for restricted stock awards. Restricted stock awards are recorded as deferred compensation, a component of stockholders’ equity, at the fair value of these awards at the date of grant and are amortized to compensation expense over the awards’ specified vesting periods. Since the intrinsic value method is used, we are required to disclose the pro-forma impact on net income and earnings per share that the fair value-based method would have had, if it was applied rather than the intrinsic value method. Stock options are typically awarded at year end and contain a nominal vesting period. Since the pro forma effect on net income of expensing stock options during the three months ended March 31, 2005 and 2004 is nominal, we have not included such pro forma compensation expense and its related effect on net income and earnings per share herein.

Critical Accounting Policies

     We have identified four accounting policies that are critical to the presentation of our financial statements and that require critical accounting estimates, involving significant valuation adjustments, on the part of management. The following is a description of those policies:

Provision and Allowance for Loan Losses

     The allowance for loan losses is available to cover probable losses inherent in the current loans held-for-investment portfolio. Loans held-for-investment, or portions thereof, deemed uncollectible are charged to the allowance for loan losses, while recoveries, if any, of amounts previously charged-off are added to the allowance. Amounts are charged-off after giving consideration to such factors as the customer’s financial condition, underlying collateral values and guarantees, and general economic conditions.

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

     The loan portfolio is categorized according to collateral type, loan purpose or borrower type (i.e. commercial, consumer). The categories used include Multi-Family Mortgages, Residential Mortgages, Commercial Mortgages, Commercial and Industrial, Consumer, and Construction and Land, which are more fully described in the section entitled Management’s Discussion and Analysis, – “Loans.” An important consideration is our concentration of real estate related loans located in the Tri-state area.

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

     Fair value hedges result in the immediate recognition through earnings of gains or losses on the derivative instrument, as well as corresponding losses or gains on the hedged item to the extent they are attributable to the hedged risk. The gain or loss on the effective portion of a derivative instrument designated as a cash flow hedge is reported in other comprehensive income, and reclassified to earnings in the same period that the hedged transaction affects earnings. The gain or loss on the ineffective portion of the derivative instrument, if any, is recognized in earnings for both fair value and cash flow hedges. Derivative instruments not qualifying for hedge accounting treatment are recorded at fair value and classified as trading assets or liabilities with the resultant changes in fair value recognized in earnings during the period of change. We also account for certain fair value hedges under the short cut method of accounting for derivatives. The short cut method assumes no ineffectiveness between an interest-bearing financial instrument and an interest rate swap. Changes in the fair value of the interest rate swap are recorded as changes in both the fair value of the swap and the hedged financial instrument.

     In the event of early termination of a derivative contract, previously designated as part of a cash flow hedging relationship, any resulting gain or loss is deferred as an adjustment to the carrying value of the assets or liabilities, against which the hedge had been designated with a corresponding offset to other comprehensive income, and reclassified to earnings over the shorter of the remaining life of the designated assets or liabilities, or the derivative contract. However, if the hedged item is no longer on balance sheet (i.e. — sold or canceled), the derivative gain or loss is immediately reclassified to earnings.

     We designate certain fixed rate residential mortgage loans held-for-sale as hedged items in fair value hedges. The risk hedged on these loans is the changes in fair value attributable to changes in market interest rates. We designate forward delivery commitments as the hedging instruments used in these fair value hedges. The results of previous retrospective assessments of hedge effectiveness have established an expectation that the results of the derivative hedging instruments will substantially offset the effects of changes in the fair value of the hedged item on a prospective basis. If the retrospective assessment determines that the hedge was not highly effective, we will discontinue hedge accounting prospectively. We will re-establish the prospective expectation of correlation if the hedge is determined to be highly effective.

     Derivative financial instruments which do not qualify for hedge accounting are recorded at fair value with changes in the instruments fair value recognized through earnings. For example, an interest rate lock commitment on a mortgage loan that we do not intend to hold for investment is a derivative. During the accumulation of these commitments with borrowers, we are exposed to interest rate risk. If market interest rates required by investors are higher than management’s assumptions, the prices paid by investors and resultant gain on sale of loans will be lower than previously estimated. To mitigate this interest rate risk, we use a combination of other derivatives, such as forward delivery commitments and forward sales contracts. The amount and duration of these derivatives are selected in order to have the changes in their fair value correlate closely with the changes in fair value of the interest rate lock commitments on loans to be sold.

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

Mortgage Servicing Rights

     The rights to service mortgage loans for others, or Mortgage Servicing Rights (“MSR’s”), is recognized when mortgage loans are sold in the secondary market and we retain the right to service those loans for a service fee. The MSR’s initial carrying value is determined by allocating the recorded investment in the underlying mortgage loans between the assets sold and the interest retained based on their relative fair values at the date of transfer. Fair value of MSR’s are determined using the present value of estimated future cash flows of net servicing income. MSR’s are carried at the lower of the initial carrying value, adjusted for amortization or fair value. MSR’s are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of MSR’s is periodically analyzed and adjusted to reflect changes in prepayment speeds.

     To determine fair value, a valuation model that calculates the present value of estimated future net servicing income is utilized. We use assumptions in the valuation model that market participants use when estimating future net servicing income including prepayment speeds, discount rates, default rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income and late fees.

     MSR’s are periodically evaluated for impairment based on the difference between the carrying amount and current fair value. To evaluate and measure impairment, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements. If it is determined that temporary impairment exists, a valuation allowance is established through a charge to earnings for any excess of amortized cost over the current fair value, by risk stratification. If determined in future periods that all or a portion of the temporary impairment no longer exists for a particular risk stratification, the valuation allowance is reduced by increasing earnings. However, if impairment for a particular risk stratification is deemed other-than-temporary (recovery of a recorded valuation allowance is remote), a direct write-down, permanently reducing the carrying value of the MSR is recorded. The periodic evaluation of MSR’s for other-than-temporary impairment considers both historical and projected trends in interest rates, payoff activity and whether impairment could be recovered through increases in market interest rates.

NOTE 2 — SECURITIES

The amortized cost and estimated fair values of available-for-sale securities are as follows:

	March 31, 2005		December 31, 2004		March 31, 2004
Available-for-Sale	Amortized	Fair	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value	Cost	Value

CMO Agency Issuances	$4,826,934	$4,746,558	$5,121,001	$5,098,243	$3,147,345	$3,161,028
CMO Private Issuances	4,984,430	4,923,934	4,723,080	4,721,813	1,679,583	1,688,505
Agency Pass-Through Certificates	2,506,448	2,491,331	2,715,253	2,737,067	1,249,088	1,266,341
State & Municipal Obligations	980,352	979,304	916,239	920,112	706,583	714,308
Equity Securities (1) (2)	769,594	776,108	790,042	794,005	173,238	176,950
U.S. Treasury & Agency Obligations	360,920	357,407	361,987	363,775	109,588	109,980
Other Securities (3)	704,211	708,961	800,848	809,610	572,313	589,767

Total Available for Sale Securities	$15,132,889	$14,983,603	$15,428,450	$15,444,625	$7,637,738	$7,706,879

(1)	Amortized cost and fair value includes $336.8 million, $351.7 million and $68.2 million in Federal Home Loan Bank Stock at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

(2)	Amortized cost and fair value includes $369.6 million and $374.4 million at March 31, 2005, respectively $369.6 million and $371.2 million at December 31, 2004, respectively and $50.0 million and $50.3 million at March 31, 2004, respectively of Freddie Mac and Fannie Mae Preferred Stock, respectively.

(3)	Amortized cost and fair value includes $10.8 million and $31.8 million at March 31, 2005 and December 31, 2004, respectively of retained interests in securitizations retained on home equity loan securitizations that were executed prior to the acquisition.

The amortized cost and estimated fair values of held-to-maturity securities are as follows:

	March 31, 2005		December 31, 2004		March 31, 2004
Held-to-Maturity	Amortized	Fair	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value	Cost	Value

Agency Pass-Through Certificates	$54,118	$54,483	$57,719	$58,776	$73,425	$75,851
State & Municipal Obligations	44,405	46,676	45,303	47,991	53,494	57,065
CMO Private Issuances	23,202	22,737	24,426	24,151	27,628	27,789
Other Securities	12,020	11,931	15,125	15,073	14,717	14,678

Total Held-to-Maturity Securities	$133,745	$135,827	$142,573	$145,991	$169,264	$175,383

     At March 31, 2005, securities carried at $9.6 billion were pledged to secure securities sold under agreements to repurchase, other borrowings, and for other purposes as required by law. Securities pledged under agreements pursuant to which the collateral may be sold or repledged by the secured parties approximated $6.4 billion, while securities pledged under agreements pursuant to which the secured parties may not sell or repledge approximated $3.2 billion at March 31, 2005.

NOTE 3 — LOANS

Loans designated as held-for-sale are summarized as follows:

Loans Held-for-Sale	March 31,	% of	December 31,	% of	March 31,	% of
(dollars in thousands)	2005	Total	2004	Total	2004	Total

Residential Mortgages	$4,239,366	80%	$4,339,581	76%	$3,209	100%
Home Equity	1,061,352	20	1,380,247	24	—	—

Total	$5,300,718	100%	$5,719,828	100%	$3,209	100%
Deferred Origination Costs	50,105		56,117		—

Total Loans Held-for-Sale	$5,350,823		$5,775,945		$3,209

The composition of loans held-for-investment are summarized as follows:

Loans Held-for-Investment	March 31,	% of	December 31,	% of	March 31,	% of
(dollars in thousands)	2005	Total	2004	Total	2004	Total

Commercial Mortgages	$5,535,281	17%	$5,369,656	18%	$2,836,434	22%
Commercial & Industrial	3,408,006	11	3,046,820	10	2,248,285	18

Total Commercial	8,943,287	28%	8,416,476	28%	5,084,719	40%
Residential Mortgages	16,445,902	51	15,668,938	51	2,503,107	20
Multi-Family Mortgages	4,328,879	14	4,254,405	14	3,658,070	29
Consumer	1,554,499	5	1,604,863	5	1,113,982	9
Construction & Land	541,280	2	480,162	2	326,703	2

Total	$31,813,847	100%	$30,424,844	100%	$12,686,581	100%
Unearned Income & Deferred Origination Costs	43,174		28,490		(30,837)

Total Loans Held-for-Investment	$31,857,021		$30,453,334		$12,655,744

At March 31, 2005 loans held-for-investment of $5.4 billion were pledged as collateral under borrowing arrangements with the Federal Home Loan Bank of New York.

Non-Performing Assets

     Non-performing assets include loans ninety days past due and still accruing, non-accrual loans and other real estate. Other real estate consists of properties acquired through foreclosure or deed in lieu of foreclosure. Other real estate is carried at the lower of the recorded amount of the loan or the fair value of the property based on the current appraised value adjusted for estimated disposition cost.

The following table presents the components of non-performing assets as of the dates indicated:

	March 31,	December 31,	March 31,
(in thousands)	2005	2004	2004

Commercial Mortgages	$11,459	$16,890	$33
Commercial & Industrial	8,152	8,730	5,471

Total Commercial	19,611	25,620	5,504
Residential Mortgages	91,411	103,745	4,230
Consumer	2,527	3,178	1,568
Multi-Family Mortgages	1,293	1,290	—
Construction and Land	—	—	—

Non-Performing Loans Held-for-Investment	$114,842	$133,833	$11,302
Non-Performing Loans Held-for-Sale	45,780	60,858	—
Other Real Estate	14,243	17,410	93

Total Non-Performing Assets	$174,865	$212,101	$11,395

Allowance for Loan Losses to Non-Performing Loans Held-for-Investment	187%	158%	1100%
Allowance for Loan Losses to Total Loans Held-for-Investment	.68	.69	.98
Non-Performing Loans to Total Loans Held-for-Investment	.36	.44	.09
Non-Performing Assets to Total Assets	.29	.35	.05

     Non-performing loans held-for-investment includes loans ninety days past due and still accruing totaling $4.0 million, $5.3 million and $2.2 million at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

     Future levels of non-performing assets will be influenced by prevailing economic conditions and the impact of those conditions on our customers, prevailing interest rates, unemployment rates, property values, and other internal and external factors, including potential sales of such assets.

\

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

A summary of changes in the allowance for loan losses is shown below for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2005	2004	2004

Balance at Beginning of Period	$211,097	$138,797	$122,733
Allowance from Acquisitions	—	74,726	—
Provision for Loan Losses	9,000	7,689	6,500

Total	220,097	221,212	129,233
Recoveries Credited to the Allowance	5,002	3,189	2,613
Losses Charged to the Allowance	(9,792)	(13,304)	(7,482)

Balance at End of Period	$215,307	$211,097	$124,364

NOTE 5 – FEDERAL FUNDS PURCHASED AND COLLATERALIZED BORROWINGS

The expected maturity or repricing of Federal Home Loan Bank (“FHLB”) Advances and Repurchase Agreements (“Repo’s”) at March 31, 2005 is as follows:

( dollars in thousands)	FHLB	Average	Repurchase	Average		Total Average
Maturity	Advances	Rate (1)	Agreements	Rate (1)	Total (2)	Rate (1)

2005	$2,275,015	3.18%	$3,179,588	2.86%	$5,454,603	2.99%
2006	300,000	3.86	700,000	2.86	1,000,000	3.16
2007	100,000	2.02	1,000,000	2.98	1,100,000	2.90
2008	1,050,000	2.50	800,000	4.13	1,850,000	3.21
2009	200,000	2.93	200,000	3.29	400,000	3.11
Thereafter	250,000	4.62	400,000	4.38	650,000	4.47

Total	$4,175,015	3.10%	$6,279,588	3.15%	$10,454,603	3.13%

(1)	Reflects the impact of purchase accounting adjustments and interest rate swaps.

(2)	Excludes $238.1 million in purchase accounting adjustments (unamortized premiums).

(3)	Federal funds purchased were $2.2 billion at March 31, 2005.

Interest rate swaps were used to convert $175 million in Repo’s from variable rates to fixed rates. These swaps qualify as cash flow hedges and are explained in more detail in “Note 9 — Derivative Financial Instruments.”

NOTE 6 — OTHER BORROWINGS

The following tables summarize other borrowings outstanding as of the dates indicated:

SUBORDINATED NOTES

	March 31,	December 31,	March 31,
(in thousands)	2005	2004	2004

Parent Company:
5.875% Subordinated Notes due August 2012	$349,341	$349,319	$349,252
5.0% Subordinated Notes due August 2012	150,000	150,000	150,000
Subsidiary Bank:
9.25% Subordinated Bank Notes due October 2010 (1)	183,137	184,474	—

Total Subordinated Debt	682,478	683,793	499,252
Fair Value Hedge Adjustment	(33,354)	(22,888)	(10,850)

Total Subordinated Notes Carrying Amount	$649,124	$660,905	$488,402

(1)	Includes the remaining fair value adjustment of $33.1 million and $34.6 million (unamortized premium) at March 31, 2005 and December 31, 2004, respectively, which reduced the effective cost of funds to 4.61%.

     $350 million of 5.875% Subordinated Notes and $150 million of 5% Fixed Rate/Floating Rate Subordinated Notes mature in 2012, and qualify as Tier II capital for regulatory purposes. The 5.875% Subordinated Notes bear interest at a fixed rate through maturity, pay interest semi-annually and are not redeemable prior to maturity. The Fixed Rate/Floating Rate notes bear interest at a fixed rate of 5% per annum for the first five years, and convert to a floating rate thereafter until maturity based on three-month LIBOR plus 1.87%. Beginning in the sixth year, we have the right to redeem the fixed rate/floating rate notes at par plus accrued interest. There are $500 million in pay floating swaps, designated as fair value hedges, that were used to convert the stated fixed rate on these Notes to variable rates indexed to three-month LIBOR. (See Note 9 – “Derivative Financial Instruments” for additional information).

     In October 2004, we assumed $150 million of 9.25% Subordinated Bank Notes from GreenPoint. The 9.25% Subordinated Bank Notes mature in 2010, pay interest semi-annually and qualify as Tier II capital for regulatory purposes.

JUNIOR SUBORDINATED DEBT (related to Trust Preferred Securities):

	March 31,	December 31,	March 31,
(in thousands)	2005	2004	2004

8.70% Junior Subordinated Debt - due December 2026	$102,830	$102,827	$102,818
8.00% Junior Subordinated Debt - due December 2027	102,801	102,798	102,788
8.17% Junior Subordinated Debt - due May 2028	46,547	46,547	46,547
9.10% Junior Subordinated Debt - due June 2027 (1)	236,906	237,251	—

Total Junior Subordinated Debt	489,084	489,423	252,153
Fair Value Hedge Adjustment	11,606	15,165	21,789

Total Junior Subordinated Debt Carrying Amount	$500,690	$504,588	$273,942

(1)	Includes the remaining fair value adjustment of $30.7 million and $31.1 million (unamortized premiums) at March 31, 2005 and December 31, 2004, respectively, which reduced the effective cost of funds to 7.63%.

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

     There are $245 million in pay floating swaps, designated as fair value hedges, that were used to convert a corresponding amount of $245 million in Junior Subordinated Debt from their stated fixed rates to variable rates indexed to three-month LIBOR. (See Note 9 — “Derivative Financial Instruments” for additional information.)

     In October 2004, We assumed $200 million of 9.10% Capital Securities previously issued by GreenPoint through a wholly-owned Statutory Business Trust.

     SENIOR NOTES:

	March 31,	December 31,
(in thousands)	2005	2004

3.20% Senior Notes - due June 2008 (1)	$343,388	$342,869
Fair Value Hedge Adjustment	(8,734)	(2,044)

Total Senior Notes Carrying Amount	$334,654	$340,825

(1)	Includes fair value adjustment of $6.6 million and $7.1 million (unamortized premiums) at March 31, 2005 and December 31, 2004, respectively.

     In October 2004, $350 million of 3.20% Senior Notes were assumed from GreenPoint. The 3.20% Senior Notes mature in 2008, and pay interest semi-annually.

     Pay floating swaps of $350 million, designated as fair value hedges, were used to convert the stated fixed rate on these notes to variable rates indexed to the three-month LIBOR. (See Note 9 - “Derivative Financial Instruments” for additional information).

NOTE 7 – MORTGAGE SERVICING RIGHTS

     The change in the carrying value and fair value of mortgage servicing rights at March 31, 2005 is as follows:

(in thousands )	2005
Balance at January 1, 2005	$254,857
Additions	50,055
Sales	(1,655)
Amortization	(19,989)

Balance at March 31, 2005	$283,268
Less: Reserve for Impairment	—
Mortgage Servicing Rights, net	$283,268

Fair Value at March 31, 2005	$315,703

     In estimating the fair value of the mortgage servicing rights at March 31, 2005, we utilized a weighted average prepayment rate (includes default rate) of 23.6%, a weighted average life of 4.5 years and a discount rate of 10.5%.

     At March 31, 2005, the sensitivities to immediate 10% and 20% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $14 million and $27 million, respectively .

     At March 31, 2005, the aggregate principal balance of mortgage loans serviced for others was $32.2 billion.

NOTE 8 – REPRESENTATION AND WARRANTY RESERVE

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

     A summary of the changes in the representation and warranty reserve is shown below for the quarter ended March 31, 2005:

(in thousands )	2005
Balance at January 1, 2005	$97,066
Provisions for Estimated Losses (1)	23,718
Losses Incurred	(9,083)

Balance at March 31, 2005	$111,701

(1)	The provision is reported as a reduction to gain on sale of loans.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

     The use of derivative financial instruments creates exposure to credit risk. This credit exposure relates to losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this exposure to non-performance, the Company deals only with counterparties of good credit standing and establish counterparty credit limits. In connection with our interest rate risk management process, the Company periodically enters into interest rate derivative contracts. These derivative interest rate contracts may include interest rate swaps, caps, and floors and are used to modify the repricing characteristics of specific assets and liabilities. We have not utilized interest rate caps or floors for any periods presented in these financial statements.

The following table details the interest rate swaps and their associated hedged liabilities outstanding as of March 31, 2005:

(dollars in thousands)	Hedged	Notional	Fixed	Variable
Maturity	Liability	Amounts	Interest Rates	Interest Rates

Pay Fixed Swaps
2005	Repurchase Agreements	$100,000	4.24 - 4.26%	2.73%
2008	Repurchase Agreements	75,000	6.14	2.77

		$175,000

Pay Floating Swaps
2007	5.00% Subordinated Notes	$150,000	5.00%	2.79%
2008	3.20% Senior Notes	350,000	3.20	2.95
2012	5.875% Subordinated Notes	350,000	5.875	2.79
2026	8.70% Junior Subordinated Debt	100,000	8.70	3.01
2027	8.00% Junior Subordinated Debt	100,000	8.00	3.01
2028	8.17% Junior Subordinated Debt	45,000	8.17	2.74

		$1,095,000

     At March 31, 2005, $175 million in pay fixed swaps, designated as cash flow hedges, were outstanding. These agreements change the repricing characteristics of certain repurchase agreements, requiring us to make periodic fixed rate payments and receive periodic variable rate payments indexed to three-month LIBOR, based on a common notional amount and identical payment and maturity dates. These swaps had as of the end of the period, an unrealized loss of $3.8 million, which is recorded as a component of other liabilities (the net of tax balance of $2.2 million is reflected in stockholders’ equity as a component of accumulated other comprehensive income). The use of pay fixed swaps outstanding increased interest expense by $1.1 million and $2.7 million in the first quarters of 2005 and 2004, respectively. Based upon the current interest rate environment, approximately $.7 million of the $2.2 million unrealized after tax loss is expected to be reclassified from accumulated other comprehensive income in the next twelve months.

     The Company utilized $350 million in pay floating swaps designated as fair value hedges to convert the stated fixed rate on the 5.875% subordinated notes to variable rates indexed to three-month LIBOR. The swap term and payment dates match the related terms of the subordinated notes. The Company also utilized $150 million in pay floating swaps designated as fair value hedges to convert the stated fixed rate on the 5% subordinated notes to variable rates indexed to three-month LIBOR. The swap term is for five years, matching the period of time the subordinated notes pay a fixed rate. Beginning in the sixth year, we have the right to redeem the fixed rate/floating rate notes at par plus accrued interest or the interest rate converts to a spread over three month LIBOR. At March 31, 2005, the fair value adjustment of the swap hedging $500 million in subordinated notes was an unrealized loss of $33.3 million and is reflected as a component of other liabilities. The carrying amount of the $500 million in subordinated notes was increased by an identical amount. These swaps reduced interest expense by approximately $1.0 million and $2.7 million in the first quarters of 2005 and 2004, respectively. There was no hedge ineffectiveness recorded in the Consolidated Statements of Income on these transactions for all periods reported.

     We assumed $350 million of 3.20% senior notes previously issued by GreenPoint. The Company also assumed $350 million of pay floating swaps designated as fair value hedges which were used to convert the stated fixed rate on the 3.20% senior notes to variable rates indexed to three-month LIBOR. The swap term and payment dates match the related terms of the senior notes. At March 31, 2005, the fair value adjustment of the swap hedging the $350 million of senior notes was an unrealized loss of $8.7 million and is reflected as a component of other liabilities. The carrying amount of the $350 million in senior notes was decreased by an identical amount. These swaps reduced interest expense by $.9 million in the first quarter of 2005. There was no hedge ineffectiveness recorded in the Consolidated Statements of Income on these transactions.

     Interest rate swap agreements were used to change the repricing characteristics of $245 million in Junior Subordinated Debt from their stated fixed rates to variable rates indexed to three-month LIBOR. The swaps, designated as fair value hedges, contain payment dates, maturity dates and embedded call options held by the counterparty (exercisable in approximately four years), which are identical to the terms and call provisions contained in the Junior Subordinated Debt. At March 31, 2005, the fair value adjustment on the swap agreements hedging $200 million of Junior Subordinated Debt was an unrealized gain totaling $13.8 million and is reflected as a component of other assets. The carrying amount of the $200 million in Junior Subordinated Debt was increased by an identical amount. The fair value adjustment on the swap agreements hedging $45 million of Junior Subordinated Debt was an unrealized loss totaling $2.2 million and is reflected as a component of other liabilities. The carrying amount of the $45 million in Junior Subordinated Debt was decreased by an identical amount. These swaps decreased interest expense by $2.5 million and $3.4 million in the first quarter of 2005 and 2004, respectively. There was no hedge ineffectiveness recorded in the Consolidated Statements of Income from these transactions for each period reported.

     The Company enters into mandatory commitments to deliver mortgage whole loans to various investors and to issue private securities and Fannie Mae and Freddie Mac securities (“forward delivery commitments”). The forward delivery commitments are used to manage the interest rate risk associated with mortgage loans and interest rate lock commitments made by the Company to mortgage borrowers. The notional amount of these contracts was $4.3 billion at March 31, 2005. The forward delivery commitments designated as fair value hedges associated with mortgage loans had a notional value of $3.1 billion at March 31, 2005. The notional amount of forward delivery commitments used to manage the interest rate risk associated with interest rate lock commitments on mortgage loans was $1.2 billion at March 31, 2005.

     The following table shows hedge ineffectiveness on fair value hedges included in gain on sale of loans for the three months ended March 31, 2005:

(In thousands)	2005
Gain on Hedged Mortgage Loans	$6,884
Loss on Derivatives	(6,222)

Hedge Ineffectiveness	$662

NOTE 10 – OTHER COMMITMENTS AND CONTINGENT LIABILITIES

Credit Related Commitments

     The Company has outstanding commitments to extend credit to customers in accordance with certain contractual provisions. These commitments usually have fixed expiration dates or other termination clauses and may require the payment of a fee. Total commitments outstanding do not necessarily represent future cash flow requirements of the Company as many commitments expire without being funded. The Company is also contractually committed to fund the undrawn portion of home equity lines of credit (HELOCs), which it has originated. The commitment extends to HELOCs which are currently held-for-sale by the Company and HELOCs previously sold with servicing retained. In addition, the Company extends certain off-balance sheet financial products to meet the financing needs of its customers. They include various types of letters of credit.

     Management evaluates each customer’s creditworthiness prior to issuing these commitments and may also require certain collateral upon extension of credit based on management’s credit evaluation. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing properties. Fixed rate commitments are subject to interest rate risk based on changes in prevailing rates during the commitment period. The Company is subject to credit risk in the event that the commitments are drawn upon and the customer is unable to repay the obligation.

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

The following table presents total commitments and letters of credit outstanding at March 31 , 2005:

(in thousands)	2005
Commitments to Originate Mortgage Loans Held-for-Sale (1)	$7,407,671
Commitments to Extend Credit on Loans Held-for-Investment (3)	3,438,610
Commitments to Fund Against Home Equity Lines of Credit	742,369
Standby Letters of Credit (2) (3)	367,620
Commercial Letters of Credit (3)	17,997

(1) At March 31, 2005, the pipeline of mortgage loans held-for-sale included $1.5 billion of fixed rate mortgage loans and $5.9 billion of adjustable rate mortgage loans.

(2) Standby letters of credit are considered guarantees and are reflected in other liabilities in the accompanying consolidated balance sheet at their estimated fair value of $1.6 million as of March 31, 2005. The fair value of these instruments is recognized as income over the initial term of the guarantee.

(3) At March 31, 2005, commitments to extend credit on loans held-for-investment with maturities of less than one year totaled $2.0 billion, while $1.4 billion matures between one to three years. Standby and commercial letters of credit are issued with original maturity terms of twelve months or less.

NOTE 11 – RETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS

The components of net periodic benefit costs for pension and post-retirement benefits for the three months ended March 31,

	Pension Benefits		Post-Retirement Benefits
(in thousands)	2005	2004	2005	2004

Components of Net Periodic Benefit Cost:
Service Cost	$2,563	$953	$513	$183
Interest Cost	2,600	1,390	704	327
Expected Return on Plan Assets	(4,974)	(1,815)	(64)	—
Amortization of Prior Service Cost	(66)	(66)	(20)	(20)
Amortization of Transition Asset/Obligation	(107)	(107)	73	73
Recognized Actuarial Loss	273	258	94	81

Net Periodic Benefit Cost	$289	$613	$1,300	$644

     We do not anticipate making a contribution to the pension plan during 2005, however we do anticipate making a contribution of $2.4 million to the post-retirement benefit plan in 2005.

Bank Owned Life Insurance

     We maintain three Bank Owned Life Insurance Trusts (commonly referred to as BOLI). The BOLI trusts were formed to offset future employee benefit costs and to provide additional benefits due to their tax exempt nature. Only officer level employees, who have consented, have been insured under the program.

     The underlying structure of the original BOLI trust formed by the Company required that the assets supporting the program be recorded on the consolidated balance sheet. At March 31, 2005, $219.2 million of assets held by this trust were principally included in the available-for-sale securities portfolio in the accompanying consolidated balance sheet. The Company maintains two other BOLI trusts which were obtained through acquisitions. Based on the underlying structure of these trusts, the cash surrender value of the policies held by the trusts are required to be classified as a component of other assets on the consolidated balance sheets. The related income is reflected on the accompanying consolidated income statement as a component of other operating income. The cash surrender value held by these trusts was $205.3 million at March 31, 2005.

NOTE 12 – BUSINESS SEGMENTS

     As a result of the October 2004 acquisition of GreenPoint, we now operate a national mortgage business. Accordingly, we have divided our operating activity into two primary business segments: Retail Banking and Mortgage Banking.

     The retail banking business provides a full range of banking products and services principally through approximately 360 branches located throughout the Tri-State area. The mortgage banking segment is conducted through GreenPoint Mortgage, which is in the business of originating, selling and servicing a wide variety of mortgages secured by 1-4 family residences and small commercial properties, on a nationwide basis.

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

     The segment information presented in the table below is prepared according to the following methodologies:

•	Revenues and expenses directly associated with each segment are included in determining net income.

•	Transactions between segments are based on specific criteria or appropriate third party rates.

•	Inter-company eliminations are reflected in the “Other” column.

     Management believes that the following table provides a reasonable representation of each segment’s contribution to consolidated net income.

	Retail	Mortgage	Segment		Consolidated
(In thousands)	Banking	Banking	Totals	Other	Operations
Quarter ended March 31, 2005
Net Interest Income	$438,054	$33,072	$471,126	$193	$471,319
Provision for Loan Losses	9,000	—	9,000	—	9,000

Net Interest Income After Provision for Loan Losses	429,054	33,072	462,126	193	462,319

Non-Interest Income:
Gain on Sale of Loans	—	119,966	119,966	(14,597)	105,369
Customer Related Fees & Service Charges	42,006	—	42,006	—	42,006
Mortgage Servicing Fees	—	12,639	12,639	(7,063)	5,576
Investment Management, Commissions & Trust Fees	11,071	—	11,071	—	11,071
Other Operating Income	12,392	1,836	14,228	—	14,228
Net Securities Gains	4,635	—	4,635	—	4,635

Total Non-Interest Income	70,104	134,441	204,545	(21,660)	182,885

Non-Interest Expense:
Employee Compensation and Benefits	90,912	44,457	135,369	—	135,369
Occupancy and Equipment Expense, net	36,319	9,635	45,954	—	45,954
Other Operating Expenses	53,396	18,804	72,200	(6,870)	65,330

Total Non-Interest Expense	180,627	72,896	253,523	(6,870)	246,653

Income Before Income Taxes	318,531	94,617	413,148	(14,597)	398,551
Provision for Income Taxes	105,907	39,739	145,646	(6,130)	139,516

Net Income	$212,624	$54,878	$267,502	$(8,467)	$259,035

Total Assets	$54,789,612	$5,990,788	$60,780,400	$—	$60,780,400

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123R “Accounting for Stock Based Compensation, Share Based Payment”, (SFAS 123R) replaces the guidance prescribed in SFAS 123. SFAS 123R requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The associated costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The SEC recently delayed the effective date of SFAS 123R. The new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year beginning after June 15, 2005. Adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which by their nature, are inherently uncertain and beyond our control. Forward-looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly”.

     Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, expected or anticipated revenues, results of operations and our business, with respect to:

•	projections of revenues, income, earnings per share, capital expenditures, assets, liabilities, dividends, capital structure, or other financial items;

•	statements regarding the adequacy of the allowance for loan losses, the representation and warranty reserve or other reserves;

•	descriptions of plans or objectives of management for future operations, products, or services;

•	expected cost savings and revenue enhancements from the GreenPoint acquisition may not be fully realized or realized within the expected time frame;

•	forecasts of future economic performance; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

     By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.

     Factors which could cause or contribute to such differences include, but are not limited to:

•	general business and economic conditions on both a regional and national level;

•	worldwide political and social unrest, including acts of war and terrorism;

•	competitive pressures among financial services companies which may increase significantly;

•	competitive pressures in the mortgage origination business which could have an adverse effect on gain on sale profit margins;

•	changes in the interest rate environment may negatively affect interest margins and mortgage loan originations;

•	changes in the securities and bond markets;

•	changes in real estate markets, including possible erosion in values, which may negatively affect loan origination and portfolio quality;

•	legislative or regulatory changes, including increased regulation of our businesses, including enforcement of the US Patriot Act;

•	technological changes, including increasing dependence on the Internet;

•	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board and;

•	accounting principles, policies, practices or guidelines

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

Summary

Business Overview

     North Fork Bancorporation, Inc. is a regional bank holding company organized under the laws of the State of Delaware and registered as a “bank holding company” under the Bank Holding Company Act of 1956, as amended. We are committed to providing superior customer service, while offering a full range of banking products and financial services, to both our retail and commercial customers. Our primary subsidiary is North Fork Bank which operates from approximately 360 retail bank branches in the Tri-state area. We operate GreenPoint Mortgage Funding Inc (“GreenPoint Mortgage” or “GPM”), a nationwide mortgage business headquartered in Novato, California. Through our non-bank subsidiaries, we offer financial products and services to our customers including asset management, securities brokerage, and the sale of alternative investment products. We also operate a second subsidiary bank, Superior Savings of New England, N.A., headquartered in Branford, Connecticut which focuses on telephonic and media-based generation of deposits principally in the Northeast.

     In 2004, we completed two strategically important and accretive acquisitions more than doubling our total assets, expanded our geographic presence in northern and central New Jersey and transformed our institution into one of the twenty largest banking organizations in the United States, with approximately $60 billion in assets at March 31, 2005. (See Item 1, Condensed Notes to the Consolidated Financial Statements – Note 1 – Business and Summary of Significant Accounting Policies for additional information).

     As a result of acquiring a nationwide mortgage business, we have divided our operating activities into two primary business segments (Retail Banking and Mortgage Banking):

     Retail Banking – Our retail banking operation is conducted principally through North Fork Bank. North Fork Bank operates approximately 360 branches located in the Tri-state area, through which we provide a full range of banking products and services to both commercial and consumer clients. We are a significant provider of commercial and commercial real estate loans, multi-family mortgages, construction and land development loans, asset based lending services, lease financing and business credit services, including lines of credit. Our consumer lending operations emphasize indirect automobile loans. We offer our customers a complete range of deposit products through our branch network and on-line banking services. We provide our clients, both commercial and consumer, with a full complement of cash management services including on-line banking, and offer directly or through our securities and insurance affiliates a full selection of alternative investment products. We also provide trust, investment management and custodial services through North Fork Bank’s Trust Department and investment advisory services through our registered investment advisor.

     Revenue from our retail banking operations, principally net interest income, is the difference between the interest income we earn on our loan and investment portfolios and the cost to us of funding those portfolios. Our primary source of such funds are deposits and collateralized borrowings. We also earn income from fees charged on the various banking products and services we offer. Commissions from the sale of alternative investment products which includes the sale of mutual funds and insurance products are also a component of revenues.

     Mortgage Banking – We entered into the national mortgage business through our October 2004 purchase of GreenPoint. GreenPoint Mortgage originates single-family and small commercial mortgages throughout the country. Approximately 97% are originated through a national wholesale loan broker and correspondent lender network. GPM offers a broad range of mortgage loan products in order to provide maximum flexibility to its borrowers. These products include Jumbo mortgage loans, specialty mortgage loans, conforming agency mortgage loans and home equity loans. After origination, GPM packages mortgage loans for whole loan sale into the secondary market and, from time to time, for securitization. Also, certain products are retained by the Bank’s loan portfolio. GPM has established loan distribution relationships with various financial institutions such as banks, investment banks, broker-dealers, and REITs, as well as both Fannie Mae and Freddie Mac. For the first quarter of 2005, GPM originated $10.0 billion in loans with an average gain on sale margin of approximately 127 basis points. The composition of total loan originations was: 42% specialty, 38% jumbo, 15% home equity and 5% agency.

     GPM also engages in mortgage loan servicing, which includes customer service, escrow administration, default administration, payment processing, investor reporting and other ancillary services related to the general administration of mortgage loans. As of March 31, 2005, GPM’s mortgage loan servicing portfolio consisted of mortgage loans with an aggregate principal balance of $46.9 billion, of which $32.2 billion was serviced for investors other than North Fork. Loans held-for-sale totaled $5.4 billion, while the pipeline was $7.4 billion ($2.5 billion was covered under interest rate lock commitments) at March 31, 2005.

     The following table sets forth a summary reconciliation of each business segment’s contribution to consolidated after-tax earnings as reported. (See “Mortgage Banking” section of Management’s Discussion and Analysis and Item 1, Condensed Notes to the Consolidated Financial Statements – Note -12 Segment Reporting – for additional information).

Segment Results

Summary Consolidated Net Income	2005	Contribution %
(Dollars in thousands)
Retail Banking	$212,624	82%
Mortgage Banking (1)	46,411	18

Consolidated Net Income	$259,035	100%

(1)	Excludes net inter-company activity of $8.5 million, after taxes.

Financial Overview

Selected financial highlights for the three months ended March 31, 2005 and 2004 are set forth in the table below. The succeeding discussion and analysis describes the changes in components of operating results.

	Three Months Ended
	March 31,	March 31,
(in thousands, except ratios & per share amounts)	2005	2004

Earnings:
Net Income	$259,035	$102,519

Per Share:
Earnings Per Share – Basic	$.56	$.46
Earnings Per Share – Diluted	.55	.45
Cash Dividends	.22	.20
Dividend Payout Ratio	41%	45%
Book Value	$18.89	$6.90
Tangible Book Value (2)	$6.25	$5.06
Average Equivalent Shares – Basic	466,476	222,404
Average Equivalent Shares – Diluted	473,314	225,369

Selected Ratios:
Return on Average Total Assets	1.74%	1.96%
Return on Average Tangible Assets (1)	1.98	2.01
Return on Average Equity	11.65	26.58
Return on Average Tangible Equity (1)	35.94	36.72
Yield on Interest Earning Assets (3)	5.52	5.57
Cost of Funds	2.04	1.62
Net Interest Margin (3)	3.79	4.33
Efficiency Ratio (4)	35.96	35.41

This document contains certain supplemental financial information, described in the following notes, which has been determined by methods other than accounting principles generally accepted in the USA.(“GAAP”) that management uses in its analysis of the Company’s performance. Management believes these non-GAAP financial measures provide information useful to investors in understanding the underlying operational performance of the Company, its business and performance trends and facilitates comparisons with the performance of others in the financial services industry.

(1)	Return on average tangible assets and return on average tangible equity which represent non GAAP measures are computed, on an annualized basis as follows:

- Return on average tangible assets is computed by dividing net income, as reported plus amortization of identifiable intangible assets, net of taxes by average total assets less average goodwill and average identifiable intangible assets. (See detailed schedule on exhibit 99.1)

- Return on average tangible equity is computed by dividing net income, as reported plus amortization of identifiable intangible assets, net of taxes by average total equity less average goodwill and average identifiable intangible assets. (See detailed schedule on exhibit 99.1)

(2)	Tangible book value is calculated by dividing period end stockholders’ equity, less period end goodwill and identifiable intangible assets, by period end shares outstanding. See detailed schedule on exhibit 99.1).

(3)	Presented on a tax equivalent basis.

(4)	The efficiency ratio, which represents a non-GAAP measure, is defined as the ratio of non-interest expense net of amortization of identifiable intangibles and other real estate expenses to net interest income on a tax equivalent basis and non-interest income net of securities gains.

Financial Results

     Highlights for the first quarter ended March 31, 2005 include:

•	A 153% increase in earnings for the first quarter compared to 2004, with a 22% increase in diluted earnings per share.

•	A 20% annualized growth rate for total deposits, from December 31, 2004.

•	Demand deposits, running counter to cyclical trends, grew at an annualized rate of 22%, from December 31, 2004.

•	Annualized loan growth of 18% or $1.4 billion, from December 31, 2004.

•	A return on tangible equity and assets of approximately 36% and 2%, respectively.

•	Non-performing loans and net charge-offs declined further from their existing low levels, improving reserve coverage.

•	A $1.7 billion reduction in short-term borrowings, while short-term interest rates climbed, from December 31, 2004.

•	Mortgage loan originations from our mortgage banking subsidiary were $10 billion in the current quarter. The Company retained approximately 17% of the 2005 originations or $1.8 billion.

•	A net interest income increase of 128% over the first quarter of 2004 to $471 million for the current quarter. The net interest margin was 3.79% in the current quarter.

•	The successful integration of GreenPoint’s systems and operations in mid-quarter of 2005.

•	Declaration of the regular quarterly cash dividend of $.22 per common share, a current yield of approximately 3.3%.

Net Income

     Net income for the current quarter was $259.0 million or diluted earnings per share of $.55 compared to $102.5 million or $.45 diluted earnings per share in 2004. Returns on average tangible equity and average tangible assets during the first quarter were 35.9% and 2%, respectively, compared to 36.7% and 2% in 2004.

Net Interest Income

     Net interest income is the difference between interest income earned on assets, such as loans and securities and interest expense incurred on liabilities, such as deposits and borrowings. Net interest income constituted 72% of total revenue (defined as net interest income plus non-interest income) for the period. Net interest income is affected by the level and composition of assets, liabilities and equity, as well as the general level of interest rates and changes in interest rates.

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

     The following table presents an analysis of net interest income (on a tax equivalent basis) by each major category of interest-earning assets and interest-bearing liabilities for the three months ended March 31,:

	2005			2004
	Average		Average	Average		Average
(dollars in thousands )	Balance	Interest	Rate	Balance	Interest	Rate

Interest Earning Assets:
Loans Held-for-Investment (2)	$31,284,812	$453,563	5.88%	$12,474,528	$194,615	6.27%
Loans Held-for-Sale (2)	4,990,885	66,848	5.43	—	—	—
Securities (1)	15,195,094	180,687	4.82	7,212,411	78,963	4.40
Money Market Investments	86,989	747	3.48	81,144	241	1.19

Total Interest Earning Assets	$51,557,780	$701,845	5.52%	19,768,083	$273,819	5.57%

Non-Interest Earning Assets:
Cash and Due from Banks	$1,056,382			533,395
Other Assets (1)	7,592,720			759,254

Total Assets	$60,206,882			$21,060,732

Interest Bearing Liabilities:
Savings, NOW & Money Market Deposits	$21,179,399	$69,596	1.33%	$8,515,206	$15,011	.71%
Time Deposits	7,559,198	33,466	1.80	2,794,364	10,736	1.55

Total Savings and Time Deposits	28,738,597	103,062	1.45	11,309,570	25,747	.92

Federal Funds Purchased & Collateralized Borrowings	13,371,436	99,007	3.00	3,025,446	28,603	3.80
Other Borrowings (4)	1,505,984	17,824	4.80	743,491	6,484	3.51

Total Borrowings	14,877,420	116,831	3.18	3,768,937	35,087	3.74

Total Interest Bearing Liabilities	$43,616,017	$219,893	2.04	15,078,507	$60,834	1.62

Interest Rate Spread			3.48%			3.95%

Non-Interest Bearing Liabilities:
Demand Deposits	$6,853,159			$4,077,535
Other Liabilities	720,348			353,261

Total Liabilities	51,189,524			19,509,303
Stockholders’ Equity	9,017,358			1,551,429

Total Liabilities and Stockholders’ Equity	$60,206,882			$21,060,732

Net Interest Income and Net Interest Margin (3)		$481,952	3.79%		$212,985	4.33%
Less: Tax Equivalent Adjustment		(10,633)			(6,156)

Net Interest Income		$471,319			$206,829

(1)	Unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(2)	For purposes of these computations, non-accrual loans are included in average loans. Average loans held-for-sale and related interest income during 2004, was not meaningful.

(3)	Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investments in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after-tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.78, $1.72, $1.56, $1.26 update, and $1.04 for the three months ended March 31, 2005; and $1.77, $1.68, $1.55, $1.18, and $1.17 for the three months ended March 31, 2004.

(4)	For purposes of these computations, the fair value adjustments from hedging activities are included in the average balance of the related hedged item and the impact of the hedge is included as an adjustment of interest expense.

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

	Three Months Ended March 31,
	2005 vs. 2004
	Change in
	Average	Average	Net Interest
(in thousands)	Volume	Rate	Income

Interest Income from Earning Assets:
Loans-Held-for-Investment	$271,896	($12,948)	$258,948
Loans Held-for-Sale	66,848	—	66,848
Securities	94,094	7,630	101,724
Money Market Investments	18	488	506

Total Interest Income	$432,856	($4,830)	$428,026

Interest Expense on Liabilities:
Savings, NOW & Money Market Deposits	$34,300	$20,285	$54,585
Time Deposits	18,727	4,003	22,730
Federal Funds Purchased and Collateralized Borrowings	77,083	(6,679)	70,404
Other Borrowings	6,981	4,359	11,340

Total Interest Expense	137,091	21,968	159,059

Net Change in Net Interest Income	$295,765	($26,798)	$268,967

     During the first quarter of 2005, net interest income improved $264.5 million or 128% to $471.3 million when compared to $206.8 million in the same period of 2004, while the net interest margin declined 54 basis points from 4.33% to 3.79%. The improvement in net interest income during 2005 was primarily a result of the GreenPoint and TCNJ acquisitions, loan growth funded with core deposits (especially demand deposits) and increasing securities yields. The decline in the net interest margin was due to GreenPoint’s lower yielding mortgage loans and higher costing retail deposit base acquired in October 2004 and an increase in market interest rates. These two strategically important and accretive acquisitions more than doubled our total assets. At the date of acquisition, GreenPoint had $6.8 billion in securities, $5.1 billion in loans held-for-sale, $12.8 billion in loans held-for-investment, $12.8 billion in deposits and $11.4 billion in borrowings while TCNJ had $1.4 billion in securities, 2.1 billion in loans, $3.2 billion in deposits and $.7 billion in borrowings (See Item 1, Condensed Notes to Consolidated Financial Statements, Note 1 – “Business and Summary of Significant Accounting Policies” for additional information).

     Interest income during the first quarter of 2005 increased $423.5 million to $691.2 million compared to the prior period. During this same period, the yield on average interest earning assets declined 5 basis points from 5.57% to 5.52%.

     Average loans held-for-sale of $5.0 billion, yielding 5.43% in the first quarter of 2005, are the result of GreenPoint Mortgage activity. At March 31, 2005, $5.4 billion were outstanding and were principally funded with short-term borrowings. The yield and level of these earning assets will fluctuate with changes in origination volume, loan composition and market interest rates.

     Loans held-for-investment averaged $31.3 billion for the first quarter of 2005 representing an increase of $18.8 billion or 151% from the same period in 2004, while yields declined 39 basis points to 5.88%. Loan growth was achieved in all categories, especially higher yielding commercial loans and commercial mortgages which also contribute to deposit growth. Significant loan growth also occurred in the residential loan category as a result of our decision to retain a portion of the adjustable rate loans originated by GreenPoint Mortgage rather than invest core deposit inflows into lower yielding securities. Residential loans typically carry a lower yield than our traditional commercial loan portfolio due to their lower inherent risk thereby, reducing overall loan yields.

     Securities averaged $15.2 billion for the first quarter of 2005, representing an $8.0 billion increase from the prior period, as yields increased 42 basis points to 4.82%. The change in the securities balance was a direct result of our 2004 acquisitions. Yield improvement was due in part to a decrease in prepayment activity, lower premium amortization and to a lesser extent, the purchase of securities at higher market interest rates. Net premium amortization affected security yields by 15 basis points during the first quarter of 2005 compared to 48 basis points in the same period in 2004.

     Average interest bearing liabilities rose $28.5 billion to $43.6 billion while funding costs increased 42 basis points to 2.04% during the first quarter of 2005. The increase in interest bearing liabilities was a result of the 2004 acquisitions and significant growth in core deposits (Demand, Savings, NOW and Money Market). The increase in funding costs resulted from higher costing retail deposits acquired from GreenPoint and an increase in market interest rates during the period.

     Average demand deposits grew $2.8 billion or 68% to $6.9 billion in the first quarter of 2005. Total demand deposits contributed 34 basis points to our net interest margin during 2005. At quarter end, demand deposits represented 19% of total deposits. Average Savings, NOW and Money Market deposits increased $12.7 billion or 149% to $21.2 billion, while the corresponding cost of funds increased 62 basis points to 1.33%. The increase in funding costs was the direct result of higher costing retail deposits acquired from GreenPoint and an increase in market interest rates during the period. The continued growth in core deposits is due to in large measure to our focused effort in expanding our branch network, an emphasis on developing long-term deposit relationships with borrowers as demonstrated by our growth in the commercial loans and commercial mortgages, the use of incentive compensation plans, the introduction of new cash management products and services, and our 2004 acquisitions. Core deposits have traditionally provided us with a low cost funding source, benefiting our net interest margin and income. These core deposits favorably enhance the value of our franchise and have been historically less sensitive to the potential impact of rising interest rates. Average time deposits increase $4.8 billion while the cost of funds increased 25 basis points from the prior year. These increases were due to the acquisitions and the impact of higher interest rates. Our focused strategy in growing core deposits has impacted our pricing strategy for time deposits. We do not actively compete for time deposits since these customers have traditionally been attracted by rate and not customer service.

     Average borrowings increased $11.1 billion while the cost of funds decreased 56 basis points from the prior period. However, excluding the effects of the acquisitions, average borrowings declined approximately $1 billion. This net decline in borrowings since our acquisitions is a direct result of our continued focused strategy of growing core deposits. However, short-term borrowings are utilized to fund loans held-for-sale and will fluctuate with the level of these earning assets. The cost of funds has been positively impacted by the related fair value purchase accounting adjustments associated with these transactions.

     Certain collateralized borrowings have their costs fixed through the use of interest rate swaps, increasing interest expense by approximately $1.1 million and $2.7 million in the first quarters of 2005 and 2004, respectively. Certain other borrowings were converted from fixed to floating indexed to three-month LIBOR utilizing interest rate swaps. These swaps decreased interest expense by approximately $4.3 million and $6.1 million, respectively, during the first quarters of 2005 and 2004. (See Item 1, Notes to the Consolidated Financial Statements, Note 9 — “Derivative Financial Instruments” for additional information).

     Future levels of net interest income, margin trends and earnings per share trends will continue to be impacted by movements in market interest rates, loan demand, core deposit growth, and future trends in the overall economy.

Provision and Allowance for Loan Losses

     The provision for loan losses totaled $9.0 million for the first quarter of 2005, an increase of $2.5 million when compared to the same period of 2004. As of March 31, 2005, the ratio of the allowance for loan losses to non-performing loans held-for-investment was 187% and the allowance for loans losses to total loans held-for-investment was .68%. Net charge-offs, as an annualized percentage of average loans held-for-investment, was 6 basis points in the 2005 first quarter. The increases in both the provision and the allowance for loan losses are consistent with the overall growth in the loan portfolio and our provisioning policy. (See “Notes to the Consolidated Financial Statements Note 1 – Business and Summary of Significant Accounting Policies – Critical Accounting Policies” for additional information).

     The following table presents the impact of allocating the allowance for loan losses on loans held-for-investment as of March 31, 2005, into our two primary portfolio segments.

		Residential &	Commercial &
(Dollars in thousands)	Total	Multi-Family	All Other Loans

Loans Held-for-Investment	$31,813,847	$20,774,781	$11,039,066
Allowance for Loan Losses	$215,307	$76,104	$139,203
Non-Performing Loans Held-for-Investment	$114,842	$92,704	$22,138

Allowance for Loan Losses to Loans-Held-for Investment	0.68%	0.37%	1.26%
Allowance for Loan Losses to Non-Performing Loans Held-for-Investment	187%	82%	629%

     The allowance for loan losses as a percentage of total loans held-for-investment was impacted by the level of comparatively low risk residential loans acquired from GreenPoint. As a result, residential and multi-family loans increased to 65% of our total portfolio at March 31, 2005 as compared to 49% at the end of the same period in 2004. Historically, losses incurred on residential and multi-family loans have represented only a small percentage of our net charges offs.

Non-Interest Income

     Non-interest income increased $141.2 million or 338% to $182.9 million in the first quarter of 2005 compared to $41.7 million in 2004. A significant portion of the growth achieved in each component of non-interest income resulted from the 2004 acquisitions. Gains on sale of loans totaled $105.4 million, the result of selling $8.4 billion in loans at a margin of 1.27% in the first quarter of 2005. Mortgage servicing fees also increased $4.7 million to $5.6 million. Both increases were achieved from activity at GreenPoint Mortgage. Customer related fees and service charges also improved due to continued growth in core deposits, expansion of both our retail and commercial client base and a broadened use of our fee based services. Investment management, commissions and trust fees benefited from the acquisitions due to the increased customer base and demand for alternative investment products. Securities gains were $4.6 million for the first quarter of 2005 as compared to $7.9 million in 2004. Gains recognized were derived principally from the sale of mortgage-backed securities and certain debt and equity securities.

Non-Interest Expense

     Non-interest expense was $246.7 million during the first quarter of 2005 representing an increase of $159.2 million when compared to 2004. A significant portion of the increase of non-interest expense resulted from the 2004 acquisitions. Several additional factors also contributed to the increase in each non-interest expense category. Employee compensation and benefits was impacted by the hiring of several senior lenders and support staff to pursue new business initiatives, opening of nine new branches, annual merit increases, increased health insurance costs and growth in incentive based compensation linked to deposit and fee income generation. Additional increases in occupancy and equipment costs were recognized due to the opening of new branches, upgrades made to new and existing facilities, investment in new technology and the implementation of new business initiatives and support systems. We have made, and will continue to make, significant investments in technology and delivery channels to provide our clients with a wide array of easy to use and competitively priced products and services. The increase in amortization of identifiable intangibles was due to the core deposit intangibles recorded with the TCNJ and GreenPoint acquisitions.

     The efficiency ratio is used by the financial services industry to measure an organization’s operating efficiency. The ratio, which is calculated by dividing non-interest expense excluding amortization of identifiable intangible assets and other real estate expense by net interest income (on a tax equivalent basis) and non-interest income, excluding securities gains, was 35.96% for the first quarter of 2005, as compared to 35.41% in 2004.

Income Taxes

     Our effective tax rate for the three months ended March 31, 2005 and 2004 were 35% and 33.7%, respectively. Management anticipates that the effective tax rate for the full year of 2005 will be approximately 35%.

Mortgage Banking

The following table sets forth financial highlight information on the mortgage banking segment for the period indicated:

(in thousands)	March 31,
For the Quarter Ended March 31, 2005	2005
Net Interest Income	$33,072
Non-Interest Income:
Gain on Sale of Loans (1)	119,966
Mortgage Servicing Fees (1)	12,639
Other Operating Income	1,836

Total Non-Interest Income	134,441

Non-Interest Expense:
Employee Compensation & Benefits	44,457
Occupancy & Equipment Expense, net	9,635
Other Operating Expense	18,804

Total Non-Interest Expense	72,896

Income Before Income Taxes	94,617
Provision for Income Taxes	39,739

Net Income	$54,878

Total Assets	$5,990,788

(1) Includes $14.5 million of inter-company gains on sale of loans and $7.0 million of inter-company mortgage servicing fees for the first quarter of 2005.

     For the quarter ended March 31, 2005, the mortgage banking segment earned $54.9 million in net income. Net interest income for this segment was $33.1 million for the first quarter of 2005. Net interest income was the result of $5.0 billion in average loans held-for-sale outstanding in the quarter yielding 5.43%. The gain on sale of loans of totaling $120.0 million includes $14.5 million in inter-company loan sales. Mortgage servicing fees recognized during the quarter were $12.6 million including $7.0 million in inter-company mortgage servicing fees.

Gain on Sale of Loans

     We sell either whole loans or from time to time, we securitize loans, which involves the private placement or public offering of pass-through asset backed securities. This approach allows us to capitalize on favorable conditions in either the securitization or whole loan sale market. During the first quarter of 2005, we only executed whole loan sales. These sales are completed with no direct credit enhancements, but do include certain standard representations and warranties, which permit the purchaser to return the loan if certain deficiencies exist in the loan documentation or in the event of early payment default. Gain on sale and gain on sale margins are effected by changes in the valuation of mortgage loans held-for-sale and interest rate lock commitments, the impact of the valuation of derivatives utilized to manage the exposure to interest rate risk associated with mortgage loan commitments and mortgage loans held-for-sale, and the impact of adjustments related to liabilities established for representations and warranties made in conjunction with the loan sale. The following table summarizes loans originated, sold, average margins and gains for the quarter ended March 31, 2005.

	March 31, 2005
	Mortgage	Mortgage	Margins on	Gain on
(dollars in thousands)	Loans Originated	Loans Sold	Whole Loan Sales	Sale of Loans (1)

Loan Type:
Specialty Products	$4,231,111	$4,333,784	1.45%	$62,750
Jumbo	3,795,191	1,968,088	0.98%	19,183
Home Equity/Seconds	1,488,748	1,580,497	1.45%	22,858
Agency	517,867	470,910	0.29%	1,368

	$10,032,917	$8,353,279	1.27%	$106,159

(1) The gain on sale of whole loans for the quarter ended March 31, 2005, differs from the amounts reported under accounting principles generally accepted in the USA on the accompanying consolidated income statement due to the fair value adjustment of loans held-for-sale at October 1, 2004 and sold during the quarter, totaling $.8 million.

Financial Condition

Loans

     The following table represents the change in the loans held-for-investment portfolio, while highlighting the impact of the GreenPoint and TCNJ transactions. The GreenPoint and TCNJ amounts are presented at fair value as of the respective acquisition dates.

(in thousands)	March 31, 2005	Core Activity	GreenPoint	TCNJ	March 31, 2004

Commercial Mortgages	$5,535,281	$640,724	$1,445,294	$612,829	$2,836,434
Commercial & Industrial	3,408,006	1,037,437	—	122,284	2,248,285

Total Commercial	8,943,287	1,678,161	1,445,294	735,113	5,084,719
Residential Mortgages	16,445,902	2,003,358	11,259,902	679,535	2,503,107
Multi-Family Mortgages	4,328,879	583,526	87,100	183	3,658,070
Consumer	1,554,499	(190,136)	27,162	603,491	1,113,982
Construction & Land	541,280	122,099	—	92,478	326,703

Total Loans Held-for-Investment	$31,813,847	$4,197,008	$12,819,458	$2,110,800	$12,686,581

     Loans held-for-investment increased $19.1 billion to $31.8 billion for the quarter ended March 31, 2005, compared to $12.7 billion at March 31, 2004. While a substantial portion of this growth, $14.9 billion, represented amounts acquired in the GreenPoint and TCNJ acquisitions, core activity of $4.2 billion or 33% was also achieved since the first quarter of 2004. At the respective acquisition dates, GreenPoint’s loans outstanding of $12.8 billion consisted principally of residential mortgage loans and TCNJ’s loans outstanding of $2.1 billion were similar in nature to those in the North Fork portfolio.

     We experienced strong loan demand during the period as demonstrated by core loan growth of 33%. Core growth was achieved in all categories, with the exception of consumer loans. Core commercial and commercial mortgage loan growth of $1.7 billion or 33%, resulted from our expanded presence in the New York City market, small business lending initiatives, robust lease financing activity and the hiring of several lenders and support staff during the second half of 2004. This initiative was undertaken by management to expand our commercial loan and deposit gathering capabilities in New Jersey, strengthen our middle market commercial lending division on Long Island and enter the asset based lending and structured finance business through our new subsidiary (North Fork Business Capital Corp).

     Core residential mortgage loan growth of $2.0 billion or 80% during the period was achieved by management’s decision to retain originations from GreenPoint Mortgage, as well adjustable rate mortgages originated through North Fork Bank. Effective January 1, 2005 the mortgage origination department of North Fork was consolidated with GreenPoint Mortgage. Future decisions to retain loans originated by GreenPoint Mortgage will be impacted by mortgage origination volumes, growth in other loan categories and deposit growth.

     Consumer loans, which are mostly comprised of auto loans, have been negatively impacted by automobile manufacturers aggressive incentives and financing programs.

     Core multi-family loan growth of $.6 billion or 16% was achieved during the period, despite our decision not to compete with the more liberal underwriting terms and rate structures offered by certain competitors.

     Multi-family and commercial mortgage loans are primarily secured by real estate in the Tri-state area and are diversified in terms of risk and repayment sources. The underlying collateral includes multi-family apartment buildings and owner occupied/non-owner occupied commercial properties. The risks inherent in these portfolios are dependent on both regional and general economic stability, which affect property values, and our borrowers’ financial well being and creditworthiness.

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

Securities

     Securities, net of amounts acquired in the GreenPoint and TCNJ transactions of $8.2 billion, decreased $1.0 billion from March 31, 2004. During the first quarter, we continued to invest liquidity generated from our deposit growth into our loan portfolio and reinvested only portfolio cash flows back into securities. This reflects the continued strategic transformation of the balance sheet, emphasizing higher margin loan growth.

     Mortgage Backed Securities represented 81% of total securities at March 31, 2005, and included pass-through certificates guaranteed by GNMA, FHLMC or FNMA and collateralized mortgage-backed obligations (“CMOs”) backed by government agency pass-through certificates or whole loans. The pass- through certificates included both fixed and adjustable rate instruments. CMOs, by virtue of the underlying collateral or structure, are AAA rated and are either fixed rate current pay sequentials and PAC structures or adjustable rate issues. (See Item 1, Notes to the Consolidated Financial Statements Note 2, “Securities” for additional information). The adjustable rate pass-throughs and CMOs are principally Hybrid Arms. These have a fixed initial term of 3 through 7 years and at the end of that term convert to one year adjustables indexed to short term benchmarks (i.e. LIBOR or 1 year Treasuries). Hybrid Arms included in Pass-throughs and CMOs as of March 31, 2005 aggregated $3.5 billion.

     Our goal is to maintain a portfolio with a short weighted average life and duration. This is accomplished using instruments with short final maturities, predictable cash flows and adjustable rates. These attributes allow us to proactively manage as market conditions change so that cash flows may be reinvested in securities at current market rates, fund loan growth or utilized to pay off short-term borrowings. These strategies contributed to the 3.9 year weighted average life and 3.1 duration of the MBS portfolio as of March 31, 2005.

     The yield and fair value of securities, specifically the MBS portfolio, are impacted by changes in market interest rates and related prepayment activity. Given our current portfolio composition, related prepayment activity could moderately decrease in a rising interest rate environment, extending the portfolio’s weighted average life. Conversely, the opposite would occur in a declining interest rate environment. These changes in average life would also either extend or shorten the period over which the net premiums would be amortized affecting income and yields. However, either impact would be minimal as net premiums total $39.5 million or approximately 32 basis points of the outstanding balance of MBSs at March 31, 2005.

     Municipal securities represent a combination of short-term debentures issued by local municipalities (purchased as part of a strategy to expand relationships with these governmental entities) and highly rated obligations of New York State and related authorities. Equity securities held in the available-for-sale portfolio include $369.6 million of FNMA and FHLMC (“GSE”) Preferred stock, $336.8 million of Federal Home Loan Bank common stock, and common and preferred stocks of certain publicly traded companies. Other securities held in the available-for-sale portfolio include capital securities (trust preferred securities) of certain financial institutions and corporate bonds.

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

Deposits

     The following table represents the change in deposits, while highlighting the impact of the GreenPoint and TCNJ transactions. The GreenPoint and TCNJ amounts are presented at fair value as of the respective acquisition dates.

(in thousands)	March 31, 2005	Core Activity	GreenPoint	TCNJ	March 31, 2004

Demand	$7,106,826	$1,714,904	$519,633	$638,763	$4,233,526
Savings, NOW & Money Market	21,725,437	2,879,288	8,641,389	1,231,040	8,973,720
Time Deposits	7,705,470	(76,479)	3,745,108	1,300,599	2,736,242

Total Deposits	$36,537,733	$4,517,713	$12,906,130	$3,170,402	$15,943,488

     Total deposits, exclusive of balances acquired in the GreenPoint and TCNJ transactions of $16.1 billion, increased $4.5 billion or 28% to $36.5 billion at March 31, 2005, compared to the same period in 2004. Factors contributing to core deposit activity include: (i) the continued expansion of our retail branch network, (ii) the ongoing branch upgrade program providing for greater marketplace identity, (iii) expanded branch hours providing additional accessibility and convenience, (iv) commercial loan growth (v) the introduction of new cash management products and services and (vi) incentive based compensation linked to deposit growth.

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

     The Board has established certain policy limits for the potential volatility of net interest income as projected by the simulation model. Volatility is measured from a base case where rates are assumed to be flat and is expressed as the percentage change, from the base case, in net interest income over a twelve-month period. As of March 31, 2005, we were operating within policy limits.

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

     The assumptions used are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of interest rate changes, changes in market conditions and interest rate differentials (spreads) between maturity/ repricing categories, prepayments, and any actions we may take to counter such changes. The specific assumptions utilized in the simulation model include:

•	The balance sheet composition remains static.

•	Parallel yield curve shifts for market rates (i.e. treasuries, LIBOR, swaps, etc.) with an assumed floor of 50 basis points.

•	Maintaining our current asset or liability spreads to market interest rates.

•	The model considers the magnitude and timing of the repricing of financial instruments, loans and deposit products, including the effect of changing interest rates on expected prepayments and maturities.

•	NOW deposit rates experience a 15% impact of market rate movements immediately and have a floor of 10 basis points.

     The following table reflects the estimated change in projected net interest income for the next twelve months assuming a gradual increase or decrease in interest rates over a twelve-month period for March 31, 2005:

	Changes in Net Interest Income
(dollars in thousands)	$Change	% Change

Change in Interest Rates
+ 200 Basis Points	$(53,034)	(2.8)%
+ 100 Basis Points	(21,200)	(1.1)
- 100 Basis Points	8,948	0.5
Policy Limit	N/A	(10.00)

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

     The following table reflects the estimated change in the market value of equity at March 31, 2005, assuming an immediate increase or decrease in interest rates.

	Market Value of Equity
(dollars in thousands)	$ Change	% Change

Change in Interest Rates
+ 200 Basis Points	$(786,567)	(6.9)%
Flat Interest Rates	—	—
- 200 Basis Points	$(83,712)	(0.7)%
Policy Limit	N/A	(25)%

Liquidity Risk Management

     The objective of liquidity risk management is to meet our financial obligations and capitalize on new business opportunities. These obligations include the payment of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature and the ability to fund new and existing loans and investments as opportunities arise.

     Our primary funding source is dividends from North Fork Bank. There are various federal and state banking laws and guidelines limiting the extent to which a bank subsidiary can finance or otherwise supply funds to its holding company. At March 31, 2005, dividends for North Fork Bank were limited under such guidelines to $1.1 billion. From a regulatory standpoint, North Fork Bank, with its current balance sheet structure, had the ability to dividend approximately $875 million, while still meeting the criteria for designation as a well-capitalized institution under existing regulatory capital guidelines. Additional sources of liquidity for the Company include borrowings, the sale of available-for-sale securities, and funds available through the capital markets.

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

     Our banking subsidiaries have the ability to borrow an additional $15.4 billion on a secured basis, utilizing mortgage related loans and securities as collateral. At March 31, 2005, our banking subsidiaries had $6.2 billion in advances and repurchase agreements outstanding with the FHLB.

     We also maintain arrangements with correspondent banks to provide short-term credit for regulatory liquidity requirements. These available lines of credit aggregated approximately $800 million at March 31, 2005. We continually monitor our liquidity position as well as the liquidity positions of our bank subsidiaries and believe that sufficient liquidity exists to meet all of our operating requirements.

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

     As of March 31, 2005, the most recent notification from the various regulators categorized the Company and our subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a Total Risk Adjusted Capital Ratio of at least 10%, a Tier 1 Capital Ratio of at least 6%, a Leverage Ratio of at least 5%, and not be subject to any written order, agreement or directive. Since such notification, there are no conditions or events that management believes would change this classification.

The following table sets forth our risk-based capital amounts and ratios as of:

	March 31, 2005		March 31, 2004
(dollars in thousands )	Amount	Ratio	Amount	Ratio

Tier 1 Capital	$3,511,642	10.35%	$1,373,865	10.61%
Regulatory Requirement	1,357,456	4.00%	517,873	4.00%

Excess	$2,154,186	6.35%	$855,992	6.61%

Total Risk Adjusted Capital	$4,379,222	12.90%	$1,998,159	15.43%
Regulatory Requirement	2,714,912	8.00%	1,035,745	8.00%

Excess	$1,664,310	4.90%	$962,414	7.43%

Risk Weighted Assets	$33,936,401		$12,946,817

The Company’s Leverage Ratio at March 31, 2005 and 2004 was 6.48% and 6.66%, respectively.

The following table sets forth the capital ratios for our banking subsidiaries at March 31, 2005:

Capital Ratios:	North Fork	Superior
Tier 1 Capital	11.47%	18.35%
Total Risk Adjusted	12.56	19.00
Leverage Ratio	7.17	7.05

     The Board of Directors approved in 2003 an increase in its share repurchase program from the previously authorized level of 6 million shares to 12 million shares (adjusted for the 3-for-2 stock split), representing 5% of the shares outstanding at such time. As of March 31, 2005, the Company had purchased 7.8 million shares at an average cost of $23.05 per share under this program. No shares were repurchased during the first quarter of 2005. Repurchases are made in the open market or through privately negotiated transactions.

     On September 24, 2004, the Board of Directors approved a three-for-two common stock split. Accordingly, all prior period share amounts have been adjusted to reflect the impact.

     At the Annual Meeting of Stockholders’ held on May 3, 2005, shareholders approved an increase in the number of shares authorized from 500 million to 1.0 billion.

     On March 22, 2005, the Board of Directors declared its regular quarterly cash dividend of $.22 per common share. The dividend will be payable on May 16, 2005 to shareholders of record at the close of business on April 29, 2005.

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

Regulatory Matters

     The Bank Secrecy Act, Patriot Act and related anti-money laundering (“AML”) laws have placed increasingly more substantial requirements on financial institutions. During a recent examination of North Fork Bank by the Federal Deposit Insurance Corporation and the New York State Banking Department, the agencies identified certain supervisory issues with respect to the Bank’s AML compliance program that require management’s attention. Management has been engaged in discussions with the regulators concerning these issues and has initiated appropriate action to thoroughly address all the issues. The regulators notified management that they intend to request the Bank to enter into an informal memorandum of understanding with respect to these matters. A memorandum of understanding is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by agencies and is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or cease and desist order. The Company is committed to ensuring that the requirements of the memorandum are met in a timely manner and expects that its current efforts to resolve issues identified by regulators will address the matters that are likely to be raised in such a memorandum.

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

Item 4. Controls and Procedures

     (a) Disclosure Controls and Procedures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, including this report, and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides common stock repurchases made by us or on our behalf during the period:

			Total Number of	Maximum Number of
	Total Number of		Shares Purchased as	Shares that May Yet
	Shares Purchased	Average Price Paid	Part of Publicly	Be Purchased Under
Period	(1)	Per Share	Announced Program	the Program (2)
January 1, 2005 – January 31, 2005	—	n/a	—	4,243,650 Shares
February 1, 2005 - February 28, 2005	—	n/a	—	4,243,650 Shares
March 1, 2005 - March 31, 2005	—	n/a	—	4,243,650 Shares

(1)	We did not repurchase shares of our common stock during the first quarter of 2005, pursuant to the repurchase program (the “Program”) that we publicly announced in June 2003.

(2)	In June 2003, our board of directors approved the repurchase of up to 12 million shares of our common stock, which represented 5% of the shares outstanding at such time. Unless terminated earlier by resolutions of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase under the program.

Item 6. Exhibits

     The following exhibits are submitted herewith:

Exhibit Number	Description of Exhibit
(11)	Statement Re: Computation of Net Income Per Common and Common Equivalent Share

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.1)	Supplemental Performance Measurements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2005	North Fork Bancorporation, Inc.
/s/ Daniel M. Healy
Daniel M. Healy
Executive Vice President and Chief Financial Officer