Form 10-Q
period 2005-06-30
NORTH FORK BANCORPORATION INC
filed 2005-08-09
CIK 352510

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the period ended: June 30, 2005
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

CLASS OF COMMON STOCK	NUMBER OF SHARES OUTSTANDING –8/4/05

$.01 Par Value	478,407,109

North Fork Bancorporation, Inc.
Form 10-Q

Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,	June 30,
(in thousands except share amounts)	2005	2004	2004
Assets:
Cash & Due from Banks	$826,921	$972,506	$528,772
Money Market Investments	38,023	90,394	16,140
Securities:
Available-for-Sale ($5,313,374, $7,219,173 and $2,290,348 pledged at June 30, 2005, December 31, 2004 and June 30, 2004, respectively)	12,924,780	15,444,625	8,762,663
Held-to-Maturity ($18,746, $24,114 and $33,710 pledged at June 30, 2005, December 31, 2004 and June 30, 2004, respectively) (Fair Value $121,437, $145,991 and $154,674 at June 30, 2005, December 31, 2004 and June 30, 2004, respectively)	118,429	142,573	152,201

Total Securities	13,043,209	15,587,198	8,914,864

Loans:
Loans Held-for-Sale	6,398,119	5,775,945	2,902

Loans Held-for-Investment	32,482,774	30,453,334	15,385,568
Less: Allowance for Loan Losses	217,872	211,097	138,008

Net Loans Held-for-Investment	32,264,902	30,242,237	15,247,560

Goodwill	5,888,195	5,878,277	1,003,668
Identifiable Intangibles	132,468	150,734	49,447
Premises & Equipment	426,099	416,003	220,379
Mortgage Servicing Rights, net	253,482	254,857	—
Accrued Income Receivable	205,678	205,189	107,495
Other Assets	908,593	1,093,715	380,632

Total Assets	$60,385,689	$60,667,055	$26,471,859

Liabilities and Stockholders’ Equity:
Deposits:
Demand	$7,586,939	$6,738,302	$5,259,052
NOW & Money Market	15,848,473	14,265,395	6,321,943
Savings	5,811,417	6,333,599	4,494,251
Time	5,152,330	4,932,302	2,300,540
Certificates of Deposit, $100,000 & Over	3,067,187	2,542,830	1,460,671

Total Deposits	37,466,346	34,812,428	19,836,457

Federal Funds Purchased & Collateralized Borrowings	11,387,571	14,593,027	3,138,935
Other Borrowings	1,506,337	1,506,318	724,166
Accrued Expenses & Other Liabilities	809,155	874,203	460,714

Total Liabilities	$51,169,409	$51,785,976	$24,160,272

Stockholders’ Equity:
Preferred Stock, par value $1.00; authorized 10,000,000 shares, unissued	$—	$—	$—
Common Stock, par value $0.01; authorized 1,000,000,000 shares; issued 479,207,610 Shares at June 30, 2005	4,792	4,745	1,931
Additional Paid in Capital	7,007,286	6,968,493	1,121,040
Retained Earnings	2,354,784	2,064,148	1,930,379
Accumulated Other Comprehensive (Loss)/Income	(21,076)	240	(61,784)
Deferred Compensation	(115,160)	(125,174)	(84,294)
Treasury Stock at Cost; 623,892 Shares at June 30, 2005	(14,346)	(31,373)	(595,685)

Total Stockholders’ Equity	9,216,280	8,881,079	2,311,587

Total Liabilities and Stockholders’ Equity	$60,385,689	$60,667,055	$26,471,859

See accompanying notes to consolidated financial statements

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Interest Income:
Loans Held-for-Investment	$472,218	$213,002	$924,435	$407,202
Loans Held-for-Sale	73,065	—	139,913	—
Mortgage-Backed Securities	133,375	72,031	275,382	131,168
Other Securities	30,124	17,874	59,531	31,997
Money Market Investments	662	467	1,395	670

Total Interest Income	709,444	303,374	1,400,656	571,037

Interest Expense:
Savings, NOW & Money Market Deposits	82,455	19,108	152,051	34,119
Time Deposits	40,391	12,311	73,857	23,047
Federal Funds Purchased & Collateralized Borrowings	105,238	31,308	204,245	59,911
Other Borrowings	19,287	6,552	37,111	13,036

Total Interest Expense	247,371	69,279	467,264	130,113

Net Interest Income	462,073	234,095	933,392	440,924
Provision for Loan Losses	9,000	6,500	18,000	13,000

Net Interest Income after Provision for Loan Losses	453,073	227,595	915,392	427,924

Non-Interest Income:
Gain on Sale of Loans Held-for-Sale	120,575	302	225,944	591
Customer Related Fees & Service Charges	41,902	23,417	83,908	45,188
Mortgage Servicing Fees	4,035	1,016	9,611	1,888
Temporary Impairment Charge — Mortgage Servicing Rights	(34,971)	—	(34,971)	—
Investment Management, Commissions & Trust Fees	10,287	4,099	21,358	8,023
Other Operating Income	12,126	6,817	26,354	13,802
Securities Gains/(Losses), net	10,884	(475)	15,519	7,413
Gain on Sale of Loans Held-for-Investment	4,293	—	4,293	—

Total Non-Interest Income	169,131	35,176	352,016	76,905

Non-Interest Expense:
Employee Compensation & Benefits	139,014	55,224	274,383	106,301
Occupancy & Equipment, net	46,949	20,074	92,903	37,699
Amortization of Identifiable Intangibles	9,133	1,889	18,266	2,670
Other Operating Expenses	54,697	21,181	110,894	39,127

Total Non-Interest Expense	249,793	98,368	496,446	185,797

Income Before Income Taxes	372,411	164,403	770,962	319,032
Provision for Income Taxes	130,345	55,404	269,861	107,514

Net Income	$242,066	$108,999	$501,101	$211,518

Earnings Per Share:
Basic	$0.52	$0.46	$1.07	$0.92
Diluted	$0.51	$0.45	$1.06	$0.91
See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)

For the Six Months Ended June 30,	2005	2004
(in thousands)
Cash Flows from Operating Activities:
Net Income	$501,101	$211,518
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	18,000	13,000
Depreciation	20,617	8,792
Net Amortization/(Accretion):
Securities	13,681	18,851
Loans	2,119	(15,576)
Borrowings & Time Deposits	(64,637)	(3,519)
Intangibles	18,266	2,670
Deferred Compensation	11,357	6,962
Gain on Sale of Loans Held-for-Investment	(4,293)	—
Securities Gains	(15,519)	(7,413)
Capitalization of Mortgage Servicing Rights	(81,154)	—
Amortization of Mortgage Servicing Rights	40,580	—
Temporary Impairment Charge — Mortgage Servicing Rights	34,971	—
Loans Held-for-Sale:
Originations	(22,455,917)	(58,166)
Proceeds from Sale (1)	21,299,375	57,586
Gains on Sale of Loans	(225,944)	(592)
Other	760,312	—
Purchases of Trading Assets	—	(13,911)
Sale of Trading Assets	—	14,015
Other, Net	59,422	(11,459)

Net Cash (Used in)/Provided by Operating Activities	(67,663)	222,758

Cash Flows from Investing Activities:
Purchases of Securities Held-to-Maturity	(1,000)	—
Maturities, Redemptions, Calls and Principal Repayments on Securities Held-to-Maturity	24,737	37,736
Purchases of Securities Available-for-Sale	(1,537,330)	(2,882,982)
Proceeds from Sale of Securities Available-for-Sale	1,983,910	917,045
Maturities, Redemptions, Calls and Principal Repayments on Securities Available-for-Sale	2,097,417	1,742,003
Loans Held-for-Investment Originated, Net of Principal Repayments and Charge-offs	(2,984,916)	(929,825)
Proceeds from Sale of Loans Held-for-Investment	960,503	—
Purchases of Premises and Equipment, net	(30,713)	(29,164)
Purchase Acquisition, net of cash acquired	—	246,209

Net Cash Provided by/(Used in) Investing Activities	$512,608	$(898,978)

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited) — continued

For the Six Months Ended June 30,	2005	2004
(in thousands)
Cash Flows from Financing Activities:
Net Increase in Customer Deposit Liabilities	$2,672,497	$1,549,940
Net Decrease in Borrowings	(3,162,063)	(771,282)
Exercise of Options and Common Stock Sold for Cash	55,867	2,815
Cash Dividends Paid	(209,202)	(91,732)

Net Cash (Used in)/Provided by Financing Activities	(642,901)	689,741

Net (Decrease)/Increase in Cash and Cash Equivalents	(197,956)	13,521
Cash and Cash Equivalents at Beginning of the Period	1,062,900	531,391

Cash and Cash Equivalents at End of the Period	$864,944	$544,912

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest Expense	$520,294	$127,007

Income Taxes	$86,662	$73,400

During the Period, the Company Purchased Various Securities which Settled in the Subsequent Period	$70,166	$86,769

During the Period, the Company Sold Various Securities which Settled in the Subsequent Period	$—	$29,913

Non-cash activity related to the TCNJ acquisition not reflected above for the period are as follows: (2)
Fair Value of Assets Acquired	$—	$4,028,089
Goodwill & Identifiable Intangible Assets	—	632,525
Common Stock Issued and Fair Value of Options, net of taxes	—	(744,125)

Liabilities Assumed	$—	$3,916,489

(1)	Includes loans originated of $3.6 billion from GreenPoint Mortgage and retained in the held-for-investment portfolio during 2005.

(2)	See “Condensed Notes to the Consolidated Financial Statements — Note 1 — Business and Summary of Significant Accounting Policies” for further details.
See accompanying notes to consolidated financial statements

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)(1)

				Accumulated
				Other			Total
(Dollars in thousands, except share	Common	Additional Paid	Retained	Comprehensive	Deferred	Treasury	Stockholders’
amounts)	Stock	In Capital	Earnings	(Loss)/Income	Compensation	Stock	Equity
Balance, December 31, 2003	$1,746	$378,793	$1,816,458	($2,044)	($91,789)	($624,675)	$1,478,489
Net Income	—	—	211,518	—	—	—	211,518
Cash Dividends ($.40 per share)	—	—	(97,597)	—	—	—	(97,597)
Issuance of Stock — TCNJ (27,791,384 shares)	185	714,609	—	—	—	—	714,794
Fair Value of Options — TCNJ	—	33,364	—	—	—	—	33,364
Issuance of Stock (105,579 shares)	—	822	—	—	—	1,993	2,815
Restricted Stock Activity, net	—	148	—	—	7,495	(908)	6,735
Stock Based Compensation Activity, net	—	(6,696)	—	—	—	27,905	21,209
Other Comprehensive Loss, net of tax	—	—	—	(59,740)	—	—	(59,740)

Balance, June 30, 2004	$1,931	$1,121,040	$1,930,379	($61,784)	($84,294)	($595,685)	$2,311,587

Balance, December 31, 2004	$4,745	$6,968,493	$2,064,148	$240	($125,174)	($31,373)	$8,881,079
Net Income	—	—	501,101	—	—	—	501,101
Cash Dividends ($.44 per share)	—	—	(210,465)	—	—	—	(210,465)
Issuance of Stock (147,590 shares)	47	1,072	—	—	—	3,119	4,238
Restricted Stock Activity, net	—	4,733	—	—	10,014	(4,723)	10,024
Stock Based Compensation Activity, net	—	32,988	—	—	—	18,631	51,619
Other Comprehensive Loss, net of tax	—	—	—	(21,316)	—	—	(21,316)

Balance, June 30, 2005	$4,792	$7,007,286	$2,354,784	($21,076)	($115,160)	($14,346)	$9,216,280

(1) All share amounts presented for 2004 have been adjusted to reflect the 3-for-2 common stock split that occurred in November 2004.
See accompanying notes to consolidated financial statements

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2005	2004	2005	2004

Net Income	$242,066	$108,999	$501,101	$211,518

Other Comprehensive Income

Unrealized (Losses)/Gains On Securities:
Changes in Unrealized (Losses)/Gains Arising During The Period	$127,453	$(170,600)	$(33,371)	$(103,501)
Less: Reclassification Adjustment For (Gains)/Losses Included in Net Income	(10,884)	475	(15,519)	(7,413)

Changes in Unrealized (Losses)/Gains Arising During the Period	116,569	(170,125)	(48,890)	(110,914)
Related Tax Effect on Unrealized (Losses)/Gains During the Period	(50,095)	73,154	21,019	47,692

Net Change in Unrealized (Losses)/Gains Arising During the Period	66,474	(96,971)	(27,871)	(63,222)

Unrealized Gains/(Losses) On Derivative Instruments:
Changes in Unrealized Gains/(Losses) Arising During the Period	$(1,131)	$3,462	$9,707	$998
Add: Reclassification Adjustment for Expenses/Losses Included in Net Income	690	2,383	1,790	5,108

Changes in Unrealized Gains/(Losses) Arising During the Period	(441)	5,845	11,497	6,106
Related Tax Effect on Unrealized Gains/(Losses) During the Period	191	(2,513)	(4,942)	(2,624)

Net Change in Unrealized (Losses)/Gains Arising During the Period	(250)	3,332	6,555	3,482

Net Other Comprehensive (Loss)/Income	$66,224	$(93,639)	$(21,316)	$(59,740)

Comprehensive Income	$308,290	$15,360	$479,785	$151,778

See accompanying notes to consolidated financial statements

North Fork Bancorporation, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2005 and 2004
In this quarterly report on Form 10-Q, where the context requires, “the Company”, “North Fork”, “we”, “us”, and “our” refer to North Fork Bancorporation, Inc. and its subsidiaries.
Note 1 — Business and Summary of Significant Accounting Policies
     North Fork Bancorporation, Inc. is a regional bank holding company organized under the laws of the State of Delaware and registered as a “bank holding company” under the Bank Holding Company Act of 1956, as amended. North Fork Bank, our principal bank subsidiary, operates from approximately 358 retail bank branches in the Tri-state area. We operate a nationwide mortgage business (GreenPoint Mortgage Funding Inc.) headquartered in Novato, California. GreenPoint Mortgage is in the business of originating, selling and servicing a wide variety of mortgages secured by 1-4 family residences and small commercial properties. Through our other non-bank subsidiaries, we offer financial products and services to our customers including asset management, securities brokerage, and the sale of alternative investment products. We also operate a second subsidiary bank, Superior Savings of New England, N.A., headquartered in Branford, Connecticut which focuses on telephonic and media-based generation of deposits principally in the Northeast.
     In 2004, we completed two strategically important and accretive acquisitions that have more than doubled our total assets and expanded our geographic presence into northern and central New Jersey. (See Note 2 — Business combinations in our 2004 Annual Report on Form 10-K for Additional Information.)
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
Basis of Presentation
     Our accounting and financial reporting policies are in conformity with accounting principles generally accepted in the United States of America. The preparation of unaudited interim consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of income and expenses during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual results could differ from those estimates. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. All significant inter-company accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentation.
     These unaudited interim consolidated financial statements and related management’s discussion and analysis should be read together with the consolidated financial information in our 2004 Annual Report on Form 10-K, previously filed with the United States Securities and Exchange Commission (“SEC”). Results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations which may be expected for the full year 2005 or any future interim period.
     In reviewing and understanding the financial information contained herein you are encouraged to read the significant accounting policies contained in Note 1 — Business and Summary of Significant Accounting Policies of our 2004 Annual Report on Form 10-K.

There have not been any significant changes in the factors or methodology used in determining accounting estimates or applied in our critical accounting policies since December 2004 that are material in relation to our financial condition or results of operations.
Accounting for Stock-Based Compensation
     Stock-based compensation plans are accounted for in accordance with the requirements specified in SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). As permitted under these statements, we have elected to apply the intrinsic value method in accounting for option-based stock compensation plans. Accordingly, compensation expense has not been recognized in the accompanying consolidated financial statements for stock-based compensation plans, other than for restricted stock awards. Restricted stock awards are recorded as deferred compensation, a component of stockholders’ equity, at the fair value of these awards at the date of grant and are amortized to compensation expense over the awards’ specified vesting periods. Since the intrinsic value method is used, we are required to disclose the pro-forma impact on net income and earnings per share that the fair value-based method would have had, if it was applied rather than the intrinsic value method. Stock options are typically awarded at year end and contain a nominal vesting period. Since the pro forma effect on net income of expensing stock options during the three and six months ended June 30, 2005 and 2004 is nominal, we have not included such pro forma compensation expense and its related effect on net income and earnings per share herein.
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
     The evaluation process for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require our prompt attention. Conditions giving rise to such action are business combinations or other acquisitions or dispositions of large quantities of loans, dispositions of non-performing and marginally performing loans by bulk sale or any development which may indicate an adverse trend. Recognition is also given to the changing risk profile resulting from business combinations, customer performance, results of ongoing credit-quality monitoring processes and the cyclical nature of economic and business conditions.
     The loan portfolio is categorized according to collateral type, loan purpose or borrower type (i.e. commercial, consumer). The categories used include Multi-Family Mortgages, Residential Mortgages, Commercial Mortgages, Commercial and Industrial, Consumer, and Construction and Land, which are more fully described in the section entitled Management’s Discussion and Analysis, — “Loans.” An important consideration is our concentration of real estate related loans located in the Tri-state area.
     The methodology employed for assessing the adequacy of the allowance consists of the following criteria:
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
     Fair value hedges result in the immediate recognition through earnings of gains or losses on the derivative instrument, as well as corresponding losses or gains on the hedged financial instrument to the extent they are attributable to the hedged risk. The gain or loss on the effective portion of a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income, and reclassified to earnings in the same period that the hedged transaction affects earnings. The gain or loss on the ineffective portion of the derivative instrument, if any, is recognized in earnings for both fair value and cash flow hedges. Derivative instruments not qualifying for hedge accounting treatment are recorded at fair value and classified as trading assets or liabilities with the resultant changes in fair value recognized in earnings during the period of change. We also account for certain fair value hedges under the short cut method of accounting for derivatives. The short cut method assumes no ineffectiveness between an interest-bearing financial instrument and an interest rate swap. Changes in the fair value of interest rate swaps are recorded as changes in both the fair value of the swap and the hedged financial instrument.
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
     As part of our mortgage banking operations, we enter into commitments to originate or purchase loans whereby the interest rate on the loan is determined prior to funding (“interest rate lock commitment”). Interest rate lock commitments related to loans that we intend to sell in the secondary market are considered free-standing derivatives. These derivatives are required to be recorded at fair value, with changes in fair value recorded in current period earnings. In accordance with Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments”, interest rate lock commitments are initially valued at zero. Changes in fair value subsequent to inception are based on changes in the fair value of loans with similar characteristics and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and passage of time. In general, the probability that a loan will fund increases if mortgage rates rise and decreases if mortgage rates fall. The initial value inherent in the loan commitment at origination is recognized through gain on sale of loans when the underlying loan is sold.
     We are exposed to interest rate risk from the time an interest rate lock commitment is made to a borrower to the time the resulting mortgage loan is sold in the secondary market. To manage this risk, we use derivatives, primarily forward sales contracts on mortgage backed securities and forward delivery commitments, in an amount equal to the portion of interest rate contracts expected to close. The duration of these derivatives are selected to have the changes in their fair value correlate closely with the changes in fair value of the interest rate lock commitments on loans to be sold. These derivatives are also required to be recorded at fair value, with changes in fair value recorded in current period earnings.
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
Mortgage Servicing Rights
     The rights to service mortgage loans for others, or Mortgage Servicing Rights (“MSR’s”), is recognized when mortgage loans are sold in the secondary market and the right to service those loans for a service fee is retained. The MSR’s initial carrying value is determined by allocating the recorded investment in the underlying mortgage loans between the assets sold and the interest retained based on their relative fair values at the date of transfer. MSR fair value is determined using the present value of estimated future cash flows of net servicing income. MSR’s are carried at the lower of the initial carrying value, adjusted for amortization or fair value. MSR’s are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of MSR’s is periodically analyzed and adjusted to reflect changes in prepayment speeds.
     To determine fair value, a valuation model that calculates the present value of estimated future net servicing income is utilized. We use assumptions in the valuation model that market participants use when estimating future net servicing income, including prepayment speeds, discount rates, default rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income and late fees.
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

NOTE 2 — SECURITIES
The amortized cost and estimated fair values of available-for-sale securities are as follows:

	June 30, 2005		December 31, 2004		June 30, 2004
Available-for-Sale	Amortized	Fair	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value	Cost	Value
CMO Agency Issuances	$4,269,559	$4,231,390	$5,121,001	$5,098,243	$3,318,464	$3,241,617
CMO Private Issuances	3,941,709	3,926,929	4,723,080	4,721,813	1,693,712	1,665,125
Agency Pass-Through Certificates	2,328,213	2,335,485	2,715,253	2,737,067	2,172,586	2,165,407
State & Municipal Obligations	768,793	771,349	916,239	920,112	592,798	594,466
Equity Securities (1) (2)	685,873	693,509	790,042	794,005	187,725	189,681
U.S. Treasury & Agency Obligations	278,294	277,806	361,987	363,775	263,069	265,256
Other Securities	685,176	688,312	800,848	809,610	635,293	641,111

Total Available-for-Sale Securities	$12,957,617	$12,924,780	$15,428,450	$15,444,625	$8,863,647	$8,762,663

(1)	Amortized cost and fair value includes $291.8 million, $351.7 million and $80.5 million in Federal Home Loan Bank Stock at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.

(2)	Amortized cost and fair value includes $332.3 million and $337.4 million at June 30, 2005, respectively, $369.6 million and $371.2 million at December 31, 2004, respectively and $50.0 million and $50.2 million at June 30, 2004, respectively of Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) Preferred Stock, respectively.
The amortized cost and estimated fair values of held-to-maturity securities are as follows:

	June 30, 2005		December 31, 2004		June 30, 2004
Held-to-Maturity	Amortized	Fair	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value	Cost	Value
Agency Pass-Through Certificates	$50,491	$51,428	$57,719	$58,776	$65,244	$66,142
State & Municipal Obligations	41,372	43,951	45,303	47,991	48,956	51,005
CMO Private Issuances	15,356	14,902	24,426	24,151	26,927	26,561
Other Securities	11,210	11,156	15,125	15,073	11,074	10,966

Total Held-to-Maturity Securities	$118,429	$121,437	$142,573	$145,991	$152,201	$154,674

     At June 30, 2005, securities carried at $8.5 billion were pledged to secure securities sold under agreements to repurchase, other borrowings, and for other purposes as required by law. Securities pledged under agreements pursuant to which the collateral may be sold or repledged by the secured parties approximated $5.3 billion, while securities pledged under agreements pursuant to which the secured parties may not sell or repledge approximated $3.2 billion at June 30, 2005.
NOTE 3 — LOANS
The composition of loans designated as held-for-sale are summarized as follows:

Loans Held-for-Sale	June 30,	% of	December 31,	% of	June 30,	% of
(dollars in thousands)	2005	Total	2004	Total	2004	Total
Residential Mortgages	$5,481,104	87%	$4,339,581	76%	$2,902	100%
Home Equity	852,137	13	1,380,247	24	—	—

Total	$6,333,241	100%	$5,719,828	100%	$2,902	100%
Deferred Origination Costs	64,878		56,117		—

Total Loans Held-for-Sale	$6,398,119		$5,775,945		$2,902

The composition of loans held-for-investment are summarized as follows:

Loans Held-for- Investment	June 30,	% of	December 31,	% of	June 30,	% of
(dollars in thousands)	2005	Total	2004	Total	2004	Total
Commercial Mortgages	$5,725,316	18%	$5,369,656	18%	$3,536,517	23%
Commercial & Industrial	3,879,830	12	3,046,820	10	2,529,253	16

Total Commercial	9,605,146	30%	8,416,476	28%	6,065,770	39%
Residential Mortgages	16,176,829	49	15,668,938	51	3,327,047	22
Multi-Family Mortgages	4,485,420	14	4,254,405	14	3,824,615	25
Consumer	1,521,869	5	1,604,863	5	1,751,240	11
Construction & Land	653,002	2	480,162	2	453,922	3

Total	$32,442,266	100%	$30,424,844	100%	$15,422,594	100%
Unearned Income & Deferred Origination Costs	40,508		28,490		(37,026)

Total Loans Held-for-Investment	$32,482,774		$30,453,334		$15,385,568

At June 30, 2005, loans held-for-investment of $5.3 billion were pledged as collateral under borrowing arrangements with the Federal Home Loan Bank of New York.
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
The following table presents the components of non-performing assets as of the dates indicated:

	June 30,	December 31,	June 30,
(in thousands)	2005	2004	2004
Commercial Mortgages	$6,409	$16,890	$2,623
Commercial & Industrial	7,768	8,730	7,256

Total Commercial	14,177	25,620	9,879
Residential Mortgages	63,979	103,745	4,004
Multi-Family Mortgages	44	1,290	—
Consumer	2,179	3,178	1,872
Construction and Land	308	—	49

Non-Performing Loans Held-for-Investment	$80,687	$133,833	$15,804
Non-Performing Loans Held-for-Sale	45,377	60,858	—
Other Real Estate	14,557	17,410	435

Total Non-Performing Assets	$140,621	$212,101	$16,239

Allowance for Loan Losses to Non-Performing Loans Held-for-Investment	270%	158%	873%
Allowance for Loan Losses to Total Loans Held-for-Investment	.67	.69	.90
Non-Performing Loans to Total Loans Held-for-Investment	.25	.44	.10
Non-Performing Assets to Total Assets	.23	.35	.06
     Non-performing loans held-for-investment includes loans ninety days past due and still accruing totaling $4.7 million, $5.3 million and $5.4 million at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.
     Future levels of non-performing assets will be influenced by prevailing economic conditions and the impact of those conditions on our customers, prevailing interest rates, unemployment rates, property values, and other internal and external factors, including potential sales of such assets.

NOTE 4 — ALLOWANCE FOR LOAN LOSSES
A summary of changes in the allowance for loan losses for loans held-for-investment is shown below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2005	2004	2005	2004
Balance at Beginning of Period	$215,307	$124,364	$211,097	$122,733
Allowance from Acquisitions	—	10,251	—	10,251
Provision For Loan Losses	9,000	6,500	18,000	13,000

Total	224,307	141,115	229,097	145,984
Recoveries Credited to the Allowance	4,141	3,072	9,143	5,686
Losses Charged to the Allowance	(10,576)	(6,179)	(20,368)	(13,662)

Balance at End of Period	$217,872	$138,008	$217,872	$138,008

Annualized Net Charge-offs to Average Loans, net	.08%	.09%	.07%	.12%

NOTE 5 — FEDERAL FUNDS PURCHASED AND COLLATERALIZED BORROWINGS
The expected maturity or repricing of Federal Home Loan Bank (“FHLB”) Advances and Repurchase Agreements at June 30, 2005 is as follows:

(dollars in thousands)	FHLB	Average	Repurchase	Average		Total Average
Maturity	Advances	Rate (1)	Agreements	Rate (1)	Total (2)	Rate (1)
2005	$2,175,015	3.22%	$2,038,374	2.78%	$4,213,389	3.01%
2006	400,000	3.40	1,200,000	2.91	1,600,000	3.04
2007	150,000	3.77	700,000	3.05	850,000	3.18
2008	1,050,000	2.50	800,000	4.13	1,850,000	3.21
2009	200,000	2.93	—	—	200,000	2.93
Thereafter	100,000	5.90	400,000	4.38	500,000	4.68

Total	$4,075,015	3.13%	$5,138,374	3.18%	$9,213,389	3.16%

(1)	Reflects the impact of purchase accounting adjustments and interest rate swaps.

(2)	Excludes $142.7 million and $73.6 million in purchase accounting adjustments (unamortized premiums) of FHLB Advances and Repurchase Agreements, respectively.
At June 30, 2005, Federal Funds Purchased totaled $2.0 billion.
Interest rate swaps were used to convert $75 million in Repo’s from variable rates to fixed rates. These swaps qualify as cash flow hedges and are explained in more detail in “Note 9 — Derivative Financial Instruments.”

NOTE 6 — OTHER BORROWINGS
The following tables summarize other borrowings outstanding as of the dates indicated:
SUBORDINATED NOTES

	June 30,	December 31,	June 30,
(in thousands)	2005	2004	2004
Parent Company:
5.875% Subordinated Notes due August 2012	$349,364	$349,319	$349,274
5.0% Subordinated Notes due August 2012	150,000	150,000	150,000
Subsidiary Bank:
9.25% Subordinated Bank Notes due October 2010	181,632	184,474	—

Total Subordinated Notes	680,996	683,793	499,274
Fair Value Hedge Adjustment	(18,993)	(22,888)	(36,466)

Total Subordinated Notes Carrying Amount	$662,003	$660,905	$462,808

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
     In October 2004, we assumed $150 million of 9.25% Subordinated Bank Notes from GreenPoint. The 9.25% Subordinated Bank Notes mature in 2010, pay interest semi-annually and qualify as Tier II capital for regulatory purposes. The 9.25% Subordinated Bank Notes were recorded at fair value as of the acquisition date and include the remaining fair value adjustment of $31.6 million and $34.6 million (unamortized premium) at June 30, 2005 and December 31, 2004, respectively, which reduced the effective cost of funds to 4.61%.
JUNIOR SUBORDINATED DEBT (related to Trust Preferred Securities):

	June 30,	December 31,	June 30,
(in thousands)	2005	2004	2004
8.70% Junior Subordinated Debt — due December 2026	$102,833	$102,827	$102,821
8.00% Junior Subordinated Debt — due December 2027	102,804	102,798	102,791
8.17% Junior Subordinated Debt — due May 2028	46,547	46,547	46,547
9.10% Junior Subordinated Debt — due June 2027	236,560	237,251	—

Total Junior Subordinated Debt	488,744	489,423	252,159
Fair Value Hedge Adjustment	15,984	15,165	9,199

Total Junior Subordinated Debt Carrying Amount	$504,728	$504,588	$261,358

     Capital Securities (or “Trust Preferred Securities”), which qualify as Tier I Capital for regulatory purposes, were issued through Wholly-Owned Statutory Business Trusts (the “Trusts”). The Trusts were initially capitalized with common stock and the proceeds of both the common stock and Capital Securities were used to acquire Junior Subordinated Debt issued by the Company. The Capital Securities are obligations of the Trusts. The Junior Subordinated Debt and Capital Securities bear the same interest rates, are due concurrently and are non-callable at any time in whole or in part for ten years from the date of issuance, except in certain limited circumstances. They may be redeemed annually thereafter, in whole or in part, at declining premiums to maturity. The costs associated with these issuances have been capitalized and are being amortized to maturity using the straight-line method.
     $245 million in pay floating swaps, designated as fair value hedges, were used to convert a corresponding amount of $245 million in Junior Subordinated Debt from their stated fixed rates to variable rates indexed to three-month LIBOR. (See Note 9 — “Derivative Financial Instruments” for additional information.)

     In October 2004, we assumed $200 million of 9.10% Capital Securities previously issued by GreenPoint through a wholly-owned Statutory Business Trust. The corresponding Junior Subordinated Debt of $206 million previously issued was recorded at fair value as of the acquisition date and includes the remaining fair value adjustment of $30.4 million and $31.1 million (unamortized premium) at June 30, 2005 and December 31, 2004, respectively, which reduced the effective cost of funds to 7.63%.
SENIOR NOTES:

	June 30,	December 31,
(in thousands)	2005	2004
3.20% Senior Notes — due June 2008	$343,907	$342,869
Fair Value Hedge Adjustment	(4,301)	(2,044)

Total Senior Notes Carrying Amount	$339,606	$340,825

     In October 2004, $350 million of 3.20% Senior Notes were assumed from GreenPoint. The 3.20% Senior Notes mature in 2008, and pay interest semi-annually. These Notes were recorded at fair value as of the acquisiton date and include the remaining fair value adjustment of $6.1 million and $7.1 million (unamortized premium) at June 30, 2005 and December 31, 2004, respectively, which reduced the effective cost of funds to 3.84%.
     Pay floating swaps of $350 million, designated as fair value hedges, were used to convert the stated fixed rate on these notes to variable rates indexed to the three-month LIBOR. (See Note 9 — “Derivative Financial Instruments” for additional information).
NOTE 7 — MORTGAGE SERVICING RIGHTS
     The following table sets forth the change in the carrying value and fair value of mortgage servicing rights for the periods indicated:

	At and for the	At and for the
	Three Months Ended	Six Months Ended
(in thousands )	June 30, 2005	June 30, 2005
Balance at Beginning of Period	$283,268	$254,857
Additions	31,099	81,154
Sales	(5,323)	(6,978)
Amortization	(20,591)	(40,580)

Balance at End of Period	$288,453	$288,453
Less: Reserve for Temporary Impairment	(34,971)	(34,971)
Mortgage Servicing Rights, net	$253,482	$253,482

Fair Value at June 30, 2005	$253,871	$253,871

     In estimating the fair value of the Mortgage Servicing Rights at June 30, 2005, we utilized a weighted average prepayment rate of 29.7% (includes default rate), a weighted average life of 3.1 years and a discount rate of 10.6%.
     At June 30, 2005, the sensitivities to immediate 10% and 20% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $14 million and $25 million, respectively.
     At June 30, 2005, the carrying value of the mortgage servicing rights as a percentage of the unpaid principal balance of the loans serviced was 82 basis points. The weighted average service fee on the underlying loans was 29 basis points, resulting in a multiple of the mortgage servicing rights carrying value to the weighted average service fee of 2.83.
NOTE 8 — REPRESENTATION AND WARRANTY RESERVE
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

The following table sets forth the changes in the representation and warranty reserve for the periods indicated:

	At and for the	At and for the
	Three Months Ended	Six Months Ended
(in thousands )	June 30, 2005	June 30, 2005
Balance at Beginning of Period	$111,701	$97,066
Provisions for Estimated Losses (1)	23,879	47,597
Losses Incurred	(6,464)	(15,547)

Balance at End of Period	$129,116	$129,116

(1)	The provision is reported as a reduction to gain on sale of loans.
NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS
     The use of derivative financial instruments creates exposure to credit risk. This credit exposure relates to losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this exposure to non-performance, the Company deals only with counterparties of good credit standing and establishes counterparty credit limits. In connection with our interest rate risk management process, the Company periodically enters into interest rate derivative contracts. These derivative interest rate contracts may include interest rate swaps, caps, and floors and are used to modify the repricing characteristics of specific assets and liabilities. We have not utilized interest rate caps or floors for any periods presented in these financial statements.
The following table details the interest rate swaps and their associated hedged liabilities outstanding as of June 30, 2005:

(dollars in thousands)	Hedged	Notional	Fixed	Variable
Maturity	Liability	Amount	Interest Rate	Interest Rate
Pay Fixed Swaps
2008	Repurchase Agreements	$75,000	6.14%	3.22%

Pay Floating Swaps
2007	5.00% Subordinated Notes	$150,000	5.00%	3.27%
2008	3.20% Senior Notes	350,000	3.20	3.35
2012	5.875% Subordinated Notes	350,000	5.875	3.27
2026	8.70% Junior Subordinated Debt	100,000	8.70	3.41
2027	8.00% Junior Subordinated Debt	100,000	8.00	3.41
2028	8.17% Junior Subordinated Debt	45,000	8.17	3.21

		$1,095,000

     At June 30, 2005, $75 million in pay fixed swaps, designated as cash flow hedges, were outstanding. These agreements change the repricing characteristics of certain repurchase agreements, requiring us to make periodic fixed rate payments and receive periodic variable rate payments indexed to three-month LIBOR, based on a common notional amount and identical payment and maturity dates. As of June 30, 2005, these swaps had an unrealized loss of $4.3 million, which is recorded as a component of other liabilities (the net of tax balance of $2.4 million is reflected in stockholders’ equity as a component of accumulated other comprehensive loss). The use of pay fixed swaps outstanding increased interest expense by $.7 million and $2.4 million in the second quarters of 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, these swaps increased interest expense by $1.8 million and $5.1 million, respectively. Based upon the current interest rate environment, approximately $.9 million of the $2.4 million after tax unrealized loss is expected to be reclassified from accumulated other comprehensive loss in the next twelve months.
     $350 million in pay floating swaps designated as fair value hedges were used to convert the stated fixed rate on the 5.875% subordinated notes to variable rates indexed to three-month LIBOR. The swap term and payment dates match the related terms of the subordinated notes. $150 million in pay floating swaps designated as fair value hedges were used to convert the stated fixed rate on the 5% subordinated notes to variable rates indexed to three-month LIBOR. The swap terms are for five years, matching the period of time the subordinated notes pay a fixed rate. Beginning in the sixth year, we have the right to redeem the fixed rate/floating rate notes at par plus accrued interest or the interest rate converts to a spread over three month LIBOR. At June 30, 2005, the fair value adjustment on the swaps hedging $500 million in subordinated notes resulted in an unrealized loss of $19.0 million and is reflected as a component of other liabilities. The carrying amount of the $500 million in subordinated notes was decreased by an identical amount. These swaps reduced interest expense by approximately $.3 million and $2.7 million in the second quarters of 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, these swaps reduced interest expense by $1.2 million and $5.3 million, respectively. There was no hedge ineffectiveness recorded in the Consolidated Statements of Income on these transactions for all periods reported.
     $350 million of pay floating swaps designated as fair value hedges were used to convert the stated fixed rate on the 3.20% senior notes to variable rates indexed to three-month LIBOR. The swap term and payment dates match the related terms of the senior notes. At June 30, 2005, the fair value adjustment on the swaps hedging the $350 million of senior notes resulted in an unrealized loss of $4.3 million and is reflected as a component of other liabilities. The carrying amount of the $350 million in senior notes was decreased by an identical amount. These swaps reduced interest expense by $.4 million in the second quarter of 2005. For the six months ended June 30, 2005 these swaps reduced interest expense by $1.3 million. There was no hedge ineffectiveness recorded in the Consolidated Statements of Income on these transactions for all periods reported.
     Interest rate swap agreements were also used to change the repricing characteristics of $245 million in Junior Subordinated Debt from their stated fixed rates to variable rates indexed to three-month LIBOR. The swaps, designated as fair value hedges, contain payment dates, maturity dates and embedded call options held by the counterparty (exercisable in approximately four years), which are identical to the terms and call provisions contained in the Junior Subordinated Debt. At June 30, 2005, the fair value adjustment on the swap agreements hedging $245 million of Junior Subordinated Debt was a net unrealized gain totaling $16.0 million and is reflected as a component of other assets. The carrying amount of the $245 million in Junior Subordinated Debt was increased by an identical amount. These swaps decreased interest expense by $2.2 million and $3.4 million in the second quarters of 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, these swaps reduced interest expense by $4.7 million and $6.7 million, respectively. There was no hedge ineffectiveness recorded in the Consolidated Statements of Income from these transactions for each period reported.
     As part of our mortgage banking operations, we enter into commitments to originate or purchase loans whereby the interest rate on the loan is determined prior to funding (“interest rate lock commitment”). Interest rate lock commitments on mortgage loans that we intend to sell in the secondary market are considered free-standing derivatives. These derivatives are carried at fair value with changes in fair value recorded as a component of gain on sale of loans. In accordance with Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments”, interest rate lock commitments are initially valued at zero. Changes in fair value subsequent to inception are determined based upon current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated probability that the loan will fund within the terms of the commitment. The initial value inherent in the loan commitments at origination is recognized through gain on sale of loans when the underlying loan is sold. Both the interest rate lock commitments and the related hedging instruments are recorded at fair value with changes in fair value being recorded in current earnings in gain on sale of loans.
     Generally, if interest rates increase, the value of our interest rate lock commitments and funded loans decrease and loan sale margins are adversely impacted. We hedge the risk of overall changes in fair value of loans held-for-sale and interest rate lock commitments generally by entering into mandatory commitments to deliver mortgage whole loans to various investors, selling forward contracts on mortgage backed securities of Fannie Mae and Freddie Mac and, to a lesser extent, by using futures and options to economically hedge the fair value of interest rate lock commitments. Under SFAS 133, certain of these positions qualify as fair value hedges of a portion of the funded loan portfolio held-for-sale and result in adjustments to the carrying value of designated loans through gain on sale based on fair value changes attributable to the hedged risk. The forward contracts, futures and options used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset loan commitment mark-to-market gains and losses recognized as a component of gain on sale.
     The notional amount of all forward contracts was $4.5 billion at June 30, 2005. The forward contracts designated as fair value hedges associated with mortgage loans held-for-sale had a notional value of $3.2 billion at June 30, 2005. The notional amount of forward contracts used to manage the risk associated with interest rate lock commitments on mortgage loans was $1.3 billion at June 30, 2005.
     The following table shows hedge ineffectiveness on fair value hedges included in gain on sale of loans for the three and six months ended June 30, 2005:

(in thousands )	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Gain on Hedged Mortgage Loans	$9,053	$2,169
(Loss) on Derivatives	(9,595)	(3,373)

Hedge Ineffectiveness	$(542)	$(1,204)

NOTE 10 — OTHER COMMITMENTS AND CONTINGENT LIABILITIES
Credit Related Commitments
     We extend traditional off-balance sheet financial products to meet the financing needs of our customers. They include commitments to extend credit, lines of credit and letters of credit. Funded commitments are reflected in the consolidated financial statements.
Retail Banking
     Our retail banking segment provides the following types of off-balance sheet financial products to its customers.
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
The following table presents total commitments and letters of credit outstanding for our retailing banking segment at June 30, 2005:

(in thousands)	2005
Commitments to Extend Credit on Loans Held-for-Investment (2)	$3,605,100
Standby Letters of Credit (1) (2)	403,079
Commercial Letters of Credit (2)	19,342

(1)	Standby letters of credit are considered guarantees and are reflected in other liabilities in the accompanying Consolidated Balance Sheet at their estimated fair value of $1.5 million as of June 30, 2005. The fair value of these instruments is recognized as income over the initial term of the guarantee.

(2)	At June 30, 2005, commitments to extend credit on loans held-for-investment with maturities of less than one year totaled $2.0 billion, while $1.6 billion matures between one to three years. Standby and commercial letters of credit are issued with original maturity terms of twelve months or less.
Mortgage Banking
     GPM has an outstanding mortgage pipeline which represents applications received but not yet funded and is therefore the maximum amount of GPM’s origination commitments. The pipeline of mortgage loans at June 30, 2005 included $1.8 billion of fixed rate mortgage loans and $5.8 billion of adjustable rate mortgage loans.
     GPM is also contractually committed to fund the undrawn portion of home equity lines of credit (HELOCs), which they have originated. The commitment extends to HELOCs which are currently held-for-sale and HELOCs previously sold with servicing retained.

The following table presents total commitments and lines of credit outstanding for GPM at June 30, 2005:

(in thousands)	2005
Commitments to Originate Mortgage Loans Held-for-Sale	$7,594,398
Commitments to Fund HELOC’s	851,850
NOTE 11 — RETIREMENT AND OTHER EMPLOYEE BENEFITS
The components of net periodic benefit costs for pension and post-retirement benefits are as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
(in thousands)	Pension		Post-Retirement		Pension		Post-Retirement

Components of Net Periodic Benefit Cost:
Service Cost	$2,563	$1,222	$513	$183	$5,126	$2,175	$1,026	$366
Interest Cost	2,600	1,605	704	374	5,200	2,995	1,408	701
Expected Return on Plan Assets	(4,974)	(2,734)	(64)	—	(9,948)	(4,549)	(128)	—
Amortization of Prior Service Cost	(66)	(66)	(20)	(20)	(132)	(132)	(40)	(40)
Amortization of Transition Asset/Obligation	(24)	(107)	73	73	(131)	(214)	146	146
Recognized Actuarial Loss	273	258	94	81	546	516	188	162

Net Periodic Benefit Cost	$372	$178	$1,300	$691	$661	$791	$2,600	$1,335

     We anticipate making a $17.0 million contribution to the pension plan during 2005. We do not anticipate making a contribution to the post-retirement benefit plan in 2005.
Bank Owned Life Insurance
     We maintain three Bank Owned Life Insurance Trusts (commonly referred to as BOLI). The BOLI trusts were formed to offset future employee benefit costs and to provide additional benefits due to their tax exempt nature. Only officer level employees, who have consented, have been insured under the program.
     The underlying structure of the original BOLI trust required that the assets supporting the program be recorded on the consolidated balance sheet. At June 30, 2005, $225.0 million of assets held by this trust were principally included in the available-for-sale securities portfolio in the accompanying Consolidated Balance Sheet. The related income is reflected on the accompanying Consolidated Income Statement as a component of interest income. The two other BOLI trusts maintained by the Company were obtained through previous acquisitions. Based on the underlying structure of these trusts, the cash surrender value of the life insurance policies held by the trusts are required to be classified as a component of other assets on the Consolidated Balance Sheet. The related income is reflected on the accompanying Consolidated Income Statement as a component of other operating income. The cash surrender value held by these trusts was $205.7 million at June 30, 2005.
NOTE 12 — BUSINESS SEGMENTS
     As a result of the October 2004 acquisition of GreenPoint, we operate a national mortgage business. Accordingly, we have divided our operating activity into two primary business segments: Retail Banking and Mortgage Banking.
     The retail banking business provides a full range of banking products and services principally through approximately 358 branches located throughout the Tri-State area. The mortgage banking segment is conducted through GreenPoint Mortgage, which is in the business of originating, selling and servicing a wide variety of mortgages secured by 1-4 family residences and small commercial properties, on a nationwide basis.
     The Company changed its segment reporting structure in the fourth quarter of 2004, to reclassify its financial services division into retail banking. The financial services division had previously been reported as a separate operating segment. The products offered by this segment included the sale of alternative investment products (mutual funds and annuities), trust services, discount brokerage and investment management. The primary delivery channel for these products is the retail bank’s branches. As a result of the previously mentioned realignment, this area of the Company reports directly to the head of retail banking and from a budgeting and performance measurement perspective it is viewed as a component of the retail bank.

     The segment information presented in the table below is prepared according to the following methodologies:
•	Revenues and expenses directly associated with each segment are included in determining net income.

•	Transactions between segments are based on specific criteria or appropriate third party rates.

•	Inter-company eliminations are reflected in the “Other” column.
     Management believes that the following table provides a reasonable representation of each segment’s contribution to consolidated net income for the three months ended June 30, 2005.

	Retail	Mortgage	Segment		Consolidated
(in thousands)	Banking	Banking	Totals	Other	Operations

Three Month Ended June 30, 2005
Net Interest Income	$432,093	$29,799	$461,892	$181	$462,073
Provision for Loan Losses	9,000	—	9,000	—	9,000

Net Interest Income After Provision for Loan Losses	423,093	29,799	452,892	181	453,073

Non-Interest Income:
Gain on Sale of Loans Held-for-Sale	—	134,411	134,411	(13,836)	120,575
Gain on Sale of Loans Held-for-Investment	4,293	—	4,293	—	4,293
Customer Related Fees & Service Charges	41,902	—	41,902	—	41,902
Mortgage Servicing Fees	—	14,053	14,053	(10,018)	4,035
Temporary Impairment Charge – Mortgage Servicing Rights	—	(34,971)	(34,971)	—	(34,971)
Investment Management, Commissions & Trust Fees	10,287	—	10,287	—	10,287
Other Operating Income	9,122	3,004	12,126	—	12,126
Securities Gains, net	10,884	—	10,884	—	10,884

Total Non-Interest Income	76,488	116,497	192,985	(23,854)	169,131

Non-Interest Expense:
Employee Compensation & Benefits	87,882	51,132	139,014	—	139,014
Occupancy & Equipment Expense, net	37,374	9,575	46,949	—	46,949
Other Operating Expense	55,928	17,738	73,666	(9,836)	63,830

Total Non-Interest Expense	181,184	78,445	259,629	(9,836)	249,793

Income Before Income Taxes	318,397	67,851	386,248	(13,837)	372,411
Provision for Income Taxes	107,659	28,497	136,156	(5,811)	130,345

Net Income	$210,738	$39,354	$250,092	$(8,026)	$242,066

Total Assets	$53,519,909	$6,865,780	$60,385,689	—	$60,385,689

     Management believes that the following table provides a reasonable representation of each segment’s contribution to consolidated net income for the six months ended June 30, 2005.

	Retail	Mortgage	Segment		Consolidated
(in thousands)	Banking	Banking	Totals	Other	Operations

For the Six Months Ended June 30, 2005
Net Interest Income	$870,147	$62,871	$933,018	$374	$933,392
Provision for Loan Losses	18,000	—	18,000	—	18,000

Net Interest Income After Provision for Loan Losses	852,147	62,871	915,018	374	915,392

Non-Interest Income:

Gain on Sale of Loans Held-for-Sale	—	254,377	254,377	(28,433)	225,944
Gain on Sale of Loans Held-for-Investment	4,293	—	4,293	—	4,293
Customer Related Fees & Service Charges	83,908	—	83,908	—	83,908
Mortgage Servicing Fees	—	26,692	26,692	(17,081)	9,611
Temporary Impairment Charge – Mortgage Servicing Rights	—	(34,971)	(34,971)	—	(34,971)
Investment Management, Commissions & Trust Fees	21,358	—	21,358	—	21,358
Other Operating Income	21,514	4,840	26,354	—	26,354
Securities Gains, net	15,519	—	15,519	—	15,519

Total Non-Interest Income	146,592	250,938	397,530	(45,514)	352,016

Non-Interest Expense:

Employee Compensation & Benefits	178,794	95,589	274,383	—	274,383
Occupancy & Equipment Expense, net	73,693	19,210	92,903	—	92,903
Other Operating Expense	109,324	36,542	145,866	(16,706)	129,160

Total Non-Interest Expense	361,811	151,341	513,152	(16,706)	496,446

Income Before Income Taxes	636,928	162,468	799,396	(28,434)	770,962
Provision for Income Taxes	213,566	68,236	281,802	(11,941)	269,861

Net Income	$423,362	$94,232	$517,594	$(16,493)	$501,101

Total Assets	$53,519,909	$6,865,780	$60,385,689	—	$60,385,689

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS
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
     Factors which could cause or contribute to such differences include, but are not limited to:
•	general business and economic conditions on both a regional and national level;

•	worldwide political and social unrest, including acts of war and terrorism;

•	competitive pressures among financial services companies which may increase significantly;

•	competitive pressures in the mortgage origination business which could have an adverse effect on gain on sale profit margins;

•	changes in the interest rate environment may negatively affect interest margins, mortgage loan originations and the valuation of mortgage servicing rights;

•	changes in the securities and bond markets;

•	changes in real estate markets, including possible erosion in values, which may negatively affect loan origination and portfolio quality;

•	legislative or regulatory changes, including increased regulation of our businesses, including enforcement of the U.S. Patriot Act;

•	accounting principles, policies, practices or guidelines;

•	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board and;

•	technological changes, including increasing dependence on the Internet
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

Summary
Business Overview
     North Fork Bancorporation, Inc. is a regional bank holding company organized under the laws of the State of Delaware and registered as a “bank holding company” under the Bank Holding Company Act of 1956, as amended. We are committed to providing superior customer service, while offering a full range of banking products and financial services, to both our consumer and commercial customers. Our primary subsidiary North Fork Bank, operates from 358 retail bank branches in the Tri-state area. We operate GreenPoint Mortgage Funding Inc. (“GreenPoint Mortgage” or “GPM”), a nationwide mortgage business headquartered in Novato, California. Through our other non-bank subsidiaries, we offer financial products and services to our customers including asset management, securities brokerage, and the sale of alternative investment products. We also operate a second subsidiary bank, Superior Savings of New England, N.A., headquartered in Branford, Connecticut which focuses on telephonic and media-based generation of deposits principally in the Northeast.
     In 2004, we completed two strategically important and accretive acquisitions more than doubling our total assets, expanded our geographic presence in northern and central New Jersey and transformed our institution into one of the twenty largest banking organizations in the United States, with approximately $60 billion in assets at June 30, 2005. (See Item 1, Condensed Notes to the Consolidated Financial Statements — Note 1 — Business and Summary of Significant Accounting Policies for additional information).
     As a result of acquiring a nationwide mortgage business, we have divided our operating activities into two primary business segments (Retail Banking and Mortgage Banking):
     Retail Banking — Our retail banking operation is conducted principally through North Fork Bank. North Fork Bank operates 358 branches located in the Tri-state area, through which we provide a full range of banking products and services to both commercial and consumer clients. We are a significant provider of commercial and commercial real estate loans, multi-family mortgages, construction and land development loans, asset based lending services, lease financing and business credit services, including lines of credit. Our consumer lending operations emphasize indirect automobile loans. We offer our customers a complete range of deposit products through our branch network and on-line banking services. We provide our clients, both commercial and consumer, with a full complement of cash management services including on-line banking, and offer directly or through our securities and insurance affiliates a full selection of alternative investment products. We also provide trust, investment management and custodial services through North Fork Bank’s Trust Department and investment advisory services through our registered investment advisor.
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
     Mortgage Banking — We entered into the national mortgage business through our October 2004 purchase of GreenPoint. GreenPoint Mortgage originates single-family and small commercial mortgages throughout the country. Most loans are originated through a national wholesale loan broker and correspondent lender network. GPM offers a broad range of mortgage loan products in order to provide maximum flexibility to its borrowers. These products include Jumbo A, specialty, conforming agency mortgage loans and home equity loans. After origination, GPM packages mortgage loans for whole loan sale into the secondary market and, from time to time, for securitization. Also, certain products are retained in the Bank’s loan portfolio. GPM has established loan distribution relationships with various financial institutions such as banks, investment banks, broker-dealers, and REITs, as well as both Fannie Mae and Freddie Mac. During the second quarter of 2005, we experienced record origination volume of $12.4 billion and sold $9.1 billion with an average gain on sale margin of 131 basis points. The composition of total loan originations was: 43% Specialty, 39% Jumbo A, 13% Home Equity and 5% Agency. Option arms, both Alt-A and Jumbo A accounted for 29% of second quarter originations compared to 15% in the first quarter of 2005. All option arm originations are sold into the secondary market, servicing released. New purchases represented 48% of production in both the first and second quarter of 2005. The weighted average FICO score for originations in the quarter was 717. We do not originate sub prime loans, nor will we sacrifice quality to drive origination volume and gain on sales.
     GPM also engages in mortgage loan servicing, which includes customer service, escrow administration, default administration, payment processing, investor reporting and other ancillary services related to the general administration of mortgage loans. As of June 30, 2005, GPM’s mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $49.5 billion, of which $34.6 billion was serviced or sub-serviced for investors other than North Fork. Loans held-for-sale totaled $6.4 billion, while the pipeline was $7.6 billion ($2.9 billion was covered under interest rate lock commitments) at June 30, 2005.

     The following table sets forth a summary reconciliation of each business segment’s contribution to consolidated after-tax earnings as reported. (See “Mortgage Banking” section of Management’s Discussion and Analysis and Item 1, Condensed Notes to the Consolidated Financial Statements — Note 12 Segment Reporting — for additional information).
Segment Results

	For the		For the
	Three Months Ended		Six Months Ended
Summary Consolidated Net Income	June 30, 2005		June 30, 2005
	Contribution		Contribution
(dollars in thousands)	$	%	$	%
Retail Banking	$210,738	87%	$423,362	84%
Mortgage Banking (1)	31,328	13	77,739	16

Consolidated Net Income	$242,066	100%	$501,101	100%

(1)	Excludes net inter-company activity of $8.0 million and $16.5 million, after taxes for the three and six months ended June 30, 2005, respectively.

Financial Overview
Selected financial highlights for the three and six months ended June 30, 2005 and 2004 are set forth in the table below. The succeeding discussion and analysis describes the changes in components of operating results.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands, except ratios & per share amounts)	2005	2004	2005	2004
Earnings:
Net Income	$242,066	$108,999	$501,101	$211,518
Per Share:
Earnings Per Share — Basic	$.52	$.46	$1.07	$.92
Earnings Per Share — Diluted	.51	.45	1.06	.91
Cash Dividends	.22	.20	.44	.40
Dividend Payout Ratio	44%	47%	42%	46%
Book Value	$19.26	$8.95	$19.26	$8.95
Tangible Book Value (2)	$6.68	$4.87	$6.68	$4.87
Average Equivalent Shares — Basic	469,413	236,984	467,953	229,734
Average Equivalent Shares — Diluted	474,909	240,474	474,118	233,606
Selected Ratios:
Return on Average Total Assets	1.58%	1.78%	1.66%	1.86%
Return on Average Tangible Assets (1)	1.79	1.86	1.89	1.93
Return on Average Equity	10.59	22.92	11.11	24.56
Return on Average Tangible Equity (1)	31.61	38.23	33.71	37.49
Yield on Interest Earning Assets (3)	5.46	5.49	5.49	5.53
Cost of Funds	2.24	1.61	2.14	1.61
Net Interest Margin (3)	3.59	4.26	3.69	4.30
Efficiency Ratio (4)	36.43	35.56	36.19	35.49
This document contains certain supplemental financial information, described in the following notes, which has been determined by methods other than accounting principles generally accepted in the United States of America (“GAAP”) that management uses in its analysis of the Company’s performance. Management believes these non-GAAP financial measures provide information useful to investors in understanding the underlying operational performance of the Company, its business and performance trends and facilitates comparisons with the performance of others in the financial services industry.

(1)	Return on average tangible assets and return on average tangible equity which represent non-GAAP measures are computed, on an annualized basis as follows:
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

(2)	Tangible book value is calculated by dividing period-end stockholders’ equity, less period-end goodwill and identifiable intangible assets, by period end shares outstanding. (See detailed schedule on exhibit 99.1).

(3)	Presented on a tax equivalent basis.

(4)	The efficiency ratio, which represents a non-GAAP measure, is defined as the ratio of non-interest expense net of amortization of identifiable intangibles and other real estate expenses to net interest income on a tax equivalent basis and non-interest income net of securities gains, gains on sale of loans held-for-investment and temporary impairment charges on mortgage servicing rights.

Financial Results
     Highlights in the quarter ended June 30, 2005 include:
•	122% increase in net income for the second quarter compared to 2004, with a 13% increase in diluted earnings per share

•	Returns on average tangible equity and tangible assets of 31.6% and 1.79%

•	27% annualized growth in commercial demand deposits

•	30% annualized growth in commercial loans

•	20% decline in non-performing assets

•	10% annualized growth in total deposits

•	Mortgage loan originations of $12.4 billion from our mortgage banking subsidiary as gain on sale margins improved

•	A balance sheet repositioning reducing securities by $2.0 billion and borrowings by $1.5 billion

•	Declaration of the regular quarterly cash dividend of $.22 per common share
Net Income
     Net income for the second quarter ended June 30, 2005 was $242.1 million or diluted earnings per share of $.51 compared to $109.0 million or $.45 diluted earnings per share in the comparable prior year period. Returns on average tangible equity and average tangible assets during the second quarter were 31.61% and 1.79%, respectively, compared to 38.23% and 1.86% in the second quarter of 2004. During the most recent quarter we incurred a temporary impairment charge of $35.0 million against our mortgage servicing rights. This charge reduced diluted earnings per share by $.05.
     Net income for the six months ended June 30, 2005 was $501.1 million, or diluted earnings per share of $1.06 as compared to $211.5 million or diluted earnings per share of $.91 for the same period of 2004. Returns on average tangible equity and average tangible assets were 33.71% and 1.89%, respectively, during the six months ended June 30, 2005, as compared to 37.49% and 1.93%, respectively, for the comparable prior year period.
Net Interest Income
     Net interest income is the difference between interest income earned on assets, such as loans and securities and interest expense incurred on liabilities, such as deposits and borrowings. Net interest income constituted 73% of total revenue (defined as net interest income plus non-interest income) for the period. Net interest income is affected by the level and composition of assets, liabilities and equity, as well as the general level of interest rates and changes in interest rates.
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

     The following table presents an analysis of net interest income (on a tax equivalent basis) by each major category of interest-earning assets and interest-bearing liabilities for the three months ended June 30,:

	2005			2004
	Average		Average	Average		Average
dollars in thousands )	Balance	Interest	Rate	Balance	Interest	Rate

Interest Earning Assets:
Loans Held-for-Investment (2)	$32,631,577	$473,934	5.83%	$13,934,465	$213,416	6.16%
Loans Held-for-Sale (2)	5,754,088	73,065	5.09	—	—	—
Securities (1)	14,556,278	173,698	4.79	8,625,227	96,907	4.52
Money Market Investments	87,406	684	3.14	219,728	481	0.88

Total Interest Earning Assets	$53,029,349	$721,381	5.46%	22,779,420	$310,804	5.49%

Non-Interest Earning Assets:
Cash and Due from Banks	$1,015,667			715,814
Other Assets (1)	7,435,447			1,121,796

Total Assets	$61,480,463			$24,617,030

Interest Bearing Liabilities:
Savings, NOW & Money Market Deposits	$21,794,356	$82,455	1.52%	$10,067,881	$19,108	.76%
Time Deposits	7,876,539	40,391	2.06	3,323,884	12,311	1.49

Total Savings and Time Deposits	29,670,895	122,846	1.66	13,391,765	31,419	.94

Federal Funds Purchased & Collateralized Borrowings	13,095,195	105,238	3.22	3,182,388	31,308	3.96
Other Borrowings (4)	1,484,336	19,287	5.21	762,358	6,552	3.46

Total Borrowings	14,579,531	124,525	3.43	3,944,746	37,860	3.86

Total Interest Bearing Liabilities	$44,250,426	$247,371	2.24	$17,336,511	$69,279	1.61

Interest Rate Spread			3.22%			3.88%
Non-Interest Bearing Liabilities:
Demand Deposits	$7,290,545			$4,825,135
Other Liabilities	768,821			542,624

Total Liabilities	52,309,792			22,704,270
Stockholders’ Equity	9,170,671			1,912,760

Total Liabilities and Stockholders’ Equity	$61,480,463			$24,617,030

Net Interest Income and Net Interest Margin (3)		$474,010	3.59%		$241,525	4.26%
Less: Tax Equivalent Adjustment		(11,937)			(7,430)

Net Interest Income		$462,073			$234,095

(1)	Unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(2)	For purposes of these computations, non-accrual loans are included in average loans. Average loans held-for-sale and related interest income during 2004, was not meaningful.

(3)	Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investments in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after-tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.78, $1.72, $1.57, $1.18, and $1.05 for the three months ended June 30, 2005; and $1.77, $1.67, $1.55, $1.17, and $1.10 for the three months ended June 30, 2004.

(4)	For purposes of these computations, the fair value adjustments from hedging activities are included in the average balance of the related hedged item and the impact of the hedge is included as an adjustment to interest expense.

     The following table presents an analysis of net interest income (on a tax equivalent basis) by each major category of interest-earning assets and interest-bearing liabilities for the six months ended June 30,:

	2005			2004
	Average		Average	Average		Average
(dollars in thousands )	Balance	Interest	Rate	Balance	Interest	Rate

Interest Earning Assets:
Loans Held-for-Investment (2)	$31,961,915	$927,498	5.85%	$13,204,601	$408,030	6.21%
Loans Held-for-Sale (2)	5,374,595	139,913	5.25	—	—	—
Securities (1)	14,873,921	354,383	4.80	7,913,102	175,870	4.47
Money Market Investments	87,198	1,431	3.31	150,614	722	0.96

Total Interest Earning Assets	$52,297,629	$1,423,225	5.49%	21,268,317	$584,622	5.53%

Non-Interest Earning Assets:
Cash and Due from Banks	$1,035,913			624,608
Other Assets (1)	7,513,649			936,263

Total Assets	$60,847,191			$22,829,188

Interest Bearing Liabilities:
Savings, NOW & Money Market Deposits	$21,488,577	$152,051	1.43%	$9,291,543	$34,119	.74%
Time Deposits	7,718,745	73,857	1.93	3,059,124	23,047	1.52

Total Savings and Time Deposits	29,207,322	225,908	1.56	12,350,667	57,166	.93

Federal Funds Purchased & Collateralized Borrowings	13,232,552	204,245	3.11	3,103,921	59,911	3.88
Other Borrowings (4)	1,495,100	37,111	5.01	753,028	13,036	3.48

Total Borrowings	14,727,652	241,356	3.30	3,856,949	72,947	3.80

Total Interest Bearing Liabilities	$43,934,974	$467,264	2.14	$16,207,616	$130,113	1.61

Interest Rate Spread			3.35%			3.92%
Non-Interest Bearing Liabilities:
Demand Deposits	$7,073,060			$4,451,326
Other Liabilities	744,719			438,293

Total Liabilities	51,752,753			21,097,235
Stockholders’ Equity	9,094,438			1,731,953

Total Liabilities and Stockholders’ Equity	$60,847,191			$22,829,188

Net Interest Income and Net Interest Margin (3)		$955,961	3.69%		$454,509	4.30%
Less: Tax Equivalent Adjustment		(22,569)			(13,585)

Net Interest Income		$933,392			$440,924

(1)	Unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(2)	For purposes of these computations, non-accrual loans are included in average loans. Average loans held-for-sale and related interest income during 2004, was not meaningful.

(3)	Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investments in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after-tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.78, $1.72, $1.57, $1.22, and $1.04 for the six months ended June 30, 2005; and $1.77, $1.67, $1.55, $1.17, and $1.13 for the six months ended June 30, 2004.

(4)	For purposes of these computations, the fair value adjustments from hedging activities are included in the average balance of the related hedged item and the impact of the hedge is included as an adjustment to interest expense.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2005 vs. 2004			2005 vs. 2004
	Change in			Change in
	Average	Average	Net Interest	Average	Average	Net Interest
(in thousands)	Volume	Rate	Income	Volume	Rate	Income
Interest Income from Earning Assets:
Loans-Held-for-Investment	$272,721	($12,203)	$260,518	$544,558	($25,090)	$519,468
Loans Held-for-Sale	73,065	—	73,065	139,913	—	139,913
Securities	71,086	5,705	76,791	167,367	11,146	178,513
Money Market Investments	(431)	634	203	(412)	1,121	709

Total Interest Income	$416,441	($5,864)	$410,577	$851,426	($12,823)	$838,603

Interest Expense on Liabilities:
Savings, NOW & Money Market Deposits	$34,274	$29,073	$63,347	$68,956	$48,976	$117,932
Time Deposits	21,401	6,679	28,080	40,597	10,213	50,810
Federal Funds Purchased and Collateralized Borrowings	80,649	(6,719)	73,930	157,749	(13,415)	144,334
Other Borrowings	7,104	5,631	12,735	14,098	9,977	24,075

Total Interest Expense	143,428	34,664	178,092	281,400	55,751	337,151

Net Change in Net Interest Income	$273,013	($40,528)	$232,485	$570,026	($68,574)	$501,452

     During the second quarter of 2005, net interest income improved $228.0 million to $462.1 million when compared to $234.1 million in the same period of 2004, while the net interest margin declined 67 basis points from 4.26% to 3.59%. During the six months ended June 30, 2005, net interest income increased $492.5 million from the prior year period, while the net interest margin declined 61 basis points from 4.30% to 3.69%. The improvement in net interest income during 2005 was primarily a result of the GreenPoint and TCNJ acquisitions, loan growth funded with core deposits (especially demand deposits) and to a lesser extent higher securities yields. The net interest margin decline was caused by the acquisitions of both GreenPoint and TCNJ, as both companies had historically operated with net interest margins significantly lower than our pre-acquisition net interest margin. Also our funding costs (both deposits and borrowings) were negatively impacted by higher short-term interest rates, while the flattening yield curve has continued to put pressure on interest earning asset yields. Deposit funding costs continue to be impacted by the competitive banking environment that exists in the Tri-State Area.
     Considering the prevailing interest rate environment, we repositioned our balance sheet, reducing short-term borrowings by $1.5 billion using the proceeds received from the sale of $1.4 billion in securities and $1.0 billion in residential loans held-for-investment. The combined yield on the securities and loans sold was 4.83%. All of the asset sales occurred in late June and had no effect on average interest earning assets for the quarter.
     Interest income during the second quarter of 2005 increased $406.1 million to $709.4 million compared to $303.4 million in the same period of 2004. During this same period, the yield on average interest earning assets declined 3 basis points from 5.49% to 5.46%.
     Average loans held-for-sale of $5.8 billion, yielding 5.09% in the second quarter of 2005, are attributable to GreenPoint Mortgage. At June 30, 2005, $6.4 billion was outstanding which were principally funded with short-term borrowings. The yield and level of these earning assets will fluctuate with changes in origination volume, loan composition and market interest rates.
     Loans held-for-investment averaged $32.6 billion for the second quarter of 2005, representing an increase of $18.7 billion from the same period in 2004, as yields declined 33 basis points to 5.83%. During the six months ended June 30, 2005, loans averaged $32.0 billion or an increase of $18.8 billion from 2004 while yields declined 36 basis points to 5.85%. A significant portion of this increase was due to the acquisitions of GreenPoint and TCNJ. The majority of this growth consisted of residential mortgage loans which typically carry lower yields than commercial loans due to the lower inherent risk. Since December 31, 2004, loan growth was approximately $2.0 billion (net of the previous mentioned sale of $1.0 billion) and was experienced in all categories, except consumer loans (see the Financial Condition — Loans section of this discussion and analysis for additional information).

     Securities averaged $14.6 billion for the second quarter of 2005, representing a $5.9 billion increase from the prior period, as yields increased 27 basis points to 4.79%. During the six months ended June 30, 2005, securities averaged $14.9 billion, an increase of $7.0 billion from 2004 and yields increased 33 basis points to 4.80%. The increase in securities resulted from the 2004 acquisitions. Yields improved due to a decrease in prepayment activity, lower premium amortization and to a lesser extent, the purchase of securities at higher market interest rates. Net premium amortization affected security yields by 15 basis points during the second quarter of 2005 compared to 31 basis points in the same period in 2004.
     Average interest bearing liabilities rose $26.9 billion to $44.3 billion while funding costs increased 63 basis points to 2.24% during the second quarter of 2005. During the six months ended June 30, 2005, average interest bearing liabilities increased $27.7 billion to $43.9 billion, while funding costs increased 53 basis points to 2.14%. The increase in interest bearing liabilities resulted from the 2004 acquisitions and significant growth in core deposits (Demand, Savings, NOW and Money Market). The increase in funding costs was attributable to higher costing retail deposits acquired from GreenPoint and an increase in market interest rates during the period.
     Average demand deposits grew $2.5 billion to $7.3 billion in the second quarter of 2005. During the six months ended June 30, 2005, average demand deposits increased $2.6 billion from the prior year period to $7.1 billion. Total demand deposits contributed 45 basis points to the net interest margin during 2005. At quarter end, demand deposits represented 20% of total deposits. Average Savings, NOW and Money Market deposits increased $11.7 billion to $21.8 billion, while the corresponding cost of funds increased 76 basis points to 1.52%. The increase in funding costs was attributable to higher costing retail deposits acquired from GreenPoint and an increase in market interest rates during the period. The continued growth in core deposits is due in large measure to our focused effort on expanding our branch network, developing long-term deposit relationships with borrowers as demonstrated by our growth in the commercial loans and commercial mortgages, the use of incentive compensation plans, the introduction of new cash management products and services. Core deposits have traditionally provided us with a low cost funding source, benefiting our net interest margin and income. These core deposits favorably enhance the value of our franchise and have historically been less sensitive to rising interest rates. Average time deposits increased $4.6 billion while the cost of funds rose 57 basis points from the prior year. These increases were due to the acquisitions and the impact of higher interest rates.
     Average borrowings increased $10.6 billion in the second quarter of 2005 while the cost of funds decreased 43 basis points from the prior period. During the six months ended June 30, 2005, average total borrowings increased $10.9 billion from the prior year period to $14.7 billion, while overall costs decreased 50 basis points to 3.30%. However, excluding the effects of the acquisitions, average borrowings declined approximately $1.2 billion. This net decline in borrowings since our acquisitions is a direct result of our continued focused strategy of growing core deposits as well as reducing short-term borrowings. However, short-term borrowings are utilized to fund loans held-for-sale and will fluctuate with the level of these earning assets.
     Certain collateralized borrowings have their costs fixed through the use of interest rate swaps, increasing interest expense by approximately $.7 million and $2.4 million in the second quarters of 2005 and 2004, respectively. Certain other borrowings were converted from fixed to floating indexed to three-month LIBOR utilizing interest rate swaps. These swaps decreased interest expense by approximately $2.9 million and $6.1 million, respectively, during the second quarters of 2005 and 2004. For the six months ended June 30, 2005 and 2004, these swaps decreased interest expense by $7.2 million and $12.0 million, respectively. (See Item 1, Notes to the Consolidated Financial Statements, Note 9 — “Derivative Financial Instruments” for additional information).
     Our net interest income and margin will remain under pressure in the near term due to the flat yield curve and competitive environment in which we operate. Our decision to sell, both loans and securities and reduce short-term borrowings in the quarter was based upon the current interest rate environment.
Provision and Allowance for Loan Losses
     The provision for loan losses totaled $9.0 million for the second quarter of 2005, an increase of $2.5 million when compared to the same period of 2004. As of June 30, 2005, the ratio of the allowance for loan losses to non-performing loans held-for-investment was 270% and the allowance for loans losses to total loans held-for-investment was 67 basis points. Net charge-offs, as an annualized percentage of average loans held-for-investment, was 8 basis points in the 2005 second quarter. The increases in both the provision and the allowance for loan losses are consistent with the overall growth in the loan portfolio and our provisioning policy. (See “Notes to the Consolidated Financial Statements Note 1 — Business and Summary of Significant Accounting Policies — Critical Accounting Policies” for additional information).

     The following table presents the impact of allocating the allowance for loan losses on loans held-for-investment as of June 30, 2005, into our two primary portfolio segments.

		Residential &	Commercial &
(Dollars in thousands)	Total	Multi-Family	All Other Loans

Loans Held-for-Investment	$32,442,266	$20,662,249	$11,780,017
Allowance for Loan Losses	$217,872	$74,304	$143,568
Non-Performing Loans Held-for-Investment	$80,687	$64,023	$16,664
Allowance for Loan Losses to Loans-Held-for Investment	0.67%	0.36%	1.22%
Allowance for Loan Losses to Non-Performing Loans Held-for-Investment	270%	116%	862%
     The allowance for loan losses as a percentage of total loans held-for-investment was impacted by the level of comparatively low risk residential loans acquired from GreenPoint. As a result, residential and multi-family loans increased to 64% of our total portfolio at June 30, 2005 as compared to 46% at June 30, 2004. Historically, losses incurred on both residential and multi-family loans have represented only a small percentage of our net charge-offs.
Non-Interest Income
     Non-interest income increased $133.9 million or 381% to $169.1 million in the second quarter of 2005 compared to $35.2 million in 2004. A significant portion of the growth achieved in each component of non-interest income resulted from the 2004 acquisitions. Gains on sale of loans held-for-sale totaled $120.6 million, the result of selling $9.1 billion in loans at a margin of 1.31% in the second quarter of 2005. Mortgage servicing fees increased $3.0 million to $4.0 million due to the acquisitions. During the most recent quarter, we recognized a temporary impairment charge of $35.0 million on mortgage servicing rights resulting from increased prepayment assumptions caused by a decline in the ten year treasury. The benchmark 10-year treasury yield was 3.94% at June 30, 2005 compared to 4.50% at March 31, 2005. We expect to recover a majority of this temporary impairment as interest rates increase and prepayment speeds slow in future quarters. Customer related fees and service charges improved modestly due to continued growth in core deposits, expansion of both our retail and commercial client base and a broadened use of our fee based services. The rate of growth has been tempered by the impact higher interest rates have had on compensating balance requirements. Investment management, commissions and trust fees benefited from the acquisitions due to the larger customer base and demand for alternative investment products. Gains on sales of securities and loans held-for-investment were $10.9 million and $4.3 million, respectively, for the second quarter of 2005 as compared to a loss of $0.5 million on the sale of securities for the second quarter of 2004. There were no sales of loans held-for investment in 2004. The gains recognized on the sale of securities were derived principally from mortgage-backed securities and certain debt and equity securities. The gains on loans held for-investment resulted from the sale of $1.0 billion in residential 1-4 family mortgages. Both sales were the result of our balance sheet repositioning strategy. (See financial overview section for additional information).
Non-Interest Expense
     Non-interest expense was $249.8 million during the second quarter of 2005 representing an increase of $151.4 million when compared to 2004. A significant portion of the increase of non-interest expense resulted from the 2004 acquisitions. Several additional factors also contributed to the increase in each non-interest expense category. Employee compensation and benefits was impacted by the hiring of several senior lenders and support staff to pursue new business initiatives, opening of nine new branches, annual merit increases, increased health insurance costs and growth in incentive based compensation linked to deposit and fee income generation. Additional increases in occupancy and equipment costs were recognized due to the opening of new branches, upgrades made to new and existing facilities, investment in new technology and the implementation of new business initiatives and support systems. We have made, and will continue to make, significant investments in technology and delivery channels to provide our clients with a wide array of easy to use and competitively priced products and services. The increase in amortization of identifiable intangibles was due to the core deposit intangibles recorded with the TCNJ and GreenPoint acquisitions.
     The efficiency ratio, which represents a non-GAAP measure, is used by the financial services industry to measure an organization’s operating efficiency. The ratio, which is calculated by dividing non-interest expense excluding amortization of identifiable intangible assets and other real estate expense by net interest income (on a tax equivalent basis) and non-interest income, excluding securities and loans held-for-investment gains and the temporary impairment charge on mortgage servicing rights, was 36.43% for the second quarter of 2005, as compared to 35.56% in 2004.
Income Taxes
     Our effective tax rate for both the three and six months ended June 30, 2005 was 35%, as compared to 33.7% for the three and six months ended June 30, 2004. Management anticipates that the effective tax rate for the full year of 2005 will be approximately 35%.

Mortgage Banking
The following table sets forth financial highlight information on the mortgage banking segment for the periods indicated:

	For the	For the
	Three Months	Six Months
	Ended	Ended June 30,
	June 30, 2005	2005

Net Interest Income	$29,799	$62,871
Non-Interest Income:
Gain on Sale of Loans (1)	134,411	254,377
Mortgage Servicing Fees (1)	14,053	26,692
Temporary Impairment Charge — Mortgage Servicing Rights	(34,971)	(34,971)
Other Operating Income	3,004	4,840

Total Non-Interest Income	116,497	250,938

Non-Interest Expense:
Employee Compensation & Benefits	51,132	95,589
Occupancy & Equipment Expense, net	9,575	19,210
Other Operating Expense	17,738	36,542

Total Non-Interest Expense	78,445	151,341

Income Before Income Taxes	67,851	162,468
Provision for Income Taxes	28,497	68,236

Net Income	$39,354	$94,232

Total Assets	$6,865,780	$6,865,780

(1)	Includes $13.8 million and $28.4 million of inter-company gains on sale of loans and $10.0 million and $17.1 million of inter-company mortgage servicing fees for the three and six months ended 2005, respectively.
     For the three and six months ended June 30, 2005, the mortgage banking segment had net income of $39.4 million and $94.2 million, respectively. Net interest income for this segment was $29.8 million and $62.9 million for the three and six months ended June 30, 2005, respectively. Net interest income was the result of $5.8 billion and $5.4 billion in average loans held-for-sale outstanding, yielding 5.09% and 5.25% for the three and six months ended June 30, 2005, respectively. The gain on sale of loans totaling $134.4 million and $254.4 million including $13.8 million and $28.4 million in inter-company loan sales. During the three and six months ended June 30, 2005, mortgage servicing fees, exclusive of the temporary impairment charge were $14.1 million and $26.7 million including $10.0 million and $17.1 million in inter-company mortgage servicing fees, respectively.
     During the most recent quarter, we recognized a $35.0 million temporary impairment charge due primarily to changes in estimated prepayment assumptions driven, in large measure, by the decline in the 10 year treasury yield from 4.50% to 3.94%.
     During the quarter ended June 30, 2005, we also experienced record origination volume of $12.4 billion and sold $9.1 billion with an average gain on sale margin of 131 basis points.
     The composition of total loan originations was: 43% Specialty, 39% Jumbo A, 13% Home Equity and 5% Agency. Option arms, both Alt-A and Jumbo accounted for 29% of second quarter originations compared to 15% in the first quarter of 2005. All option arm originations are sold into the secondary market, servicing released. New purchases represented 48% of production in both the first and second quarters of 2005. The weighted average FICO score for originations in the quarter was 717. We do not originate sub-prime loans, nor will we sacrifice quality to drive origination volume and gain on sales.
Gain on Sale of Loans
     We sell either whole loans or from time to time, may securitize loans, which involves the private placement or public offering of pass-through asset backed securities. This approach allows us to capitalize on favorable conditions in either the securitization or whole loan sale market. During 2005, we have executed only whole loan sales. These sales are completed with no direct credit enhancements, but do include certain standard representations and warranties, which permit the purchaser to return the loan if certain deficiencies exist in the loan documentation or in the event of early payment default. Gain on sale and gain on sale margins are affected by changes in the valuation of mortgage loans held-for-sale and interest rate lock commitments, the impact of the valuation of derivatives utilized to manage the exposure to interest rate risk associated with mortgage loan commitments and mortgage loans held-for-sale, and the impact of adjustments related to liabilities established for representations and warranties made in conjunction with the loan sale. Gain on sale and gain on sale margins are also impacted by pricing pressures caused by competition within the mortgage origination business.

     The following table summarizes loans originated, sold, average margins and gains for the periods indicated:

	For the three months ended June 30, 2005
			Margin on
	Mortgage Loans	Mortgage Loans	Whole Loan	Gain on Sale
(dollars in thousand)	Originated	Sold	Sales	of Loans (1)

Loan Type:
Specialty Products	$5,302,469	$4,394,898	1.35%	$59,455
Jumbo	4,840,739	2,643,372	1.05%	27,773
Home Equity/Seconds	1,566,306	1,466,771	2.02%	30,139
Agency	712,748	596,805	0.32%	1,882

Total	$12,422,262	$9,101,846	1.31%	$119,249

	For the six months ended June 30, 2005
			Margin on
	Mortgage Loans	Mortgage Loans	Whole Loan	Gain on Sale
(dollars in thousand)	Originated	Sold	Sales	of Loans (1)

Loan Type:
Specialty Products	$9,533,580	$8,728,682	1.40%	$122,205
Jumbo	8,635,930	4,611,460	1.02%	46,956
Home Equity/Seconds	3,055,054	3,047,268	1.74%	52,997
Agency	1,230,615	1,067,715	0.30%	3,250

Total	$22,455,179	$17,455,125	1.29%	$225,408

(1)	The gain on sale of whole loans for the three and six months ended June 30, 2005, differs from the amounts reported under accounting principles generally accepted in the United States of America on the accompanying Consolidated Income Statement due to a fair value adjustment of $(1.3) million and $(.5) million, respectively on loans held-for-sale at October 1, 2004 which were sold during 2005.
Financial Condition
Loans Held-for-Investment
The composition of loans held-for-investment are summarized as follows:

	June 30,	% of	December 31,	% of	June 30,	% of
(dollars in thousands)	2005	Total	2004	Total	2004	Total
Commercial Mortgages	$5,725,316	18%	$5,369,656	18%	$3,536,517	23%
Commercial & Industrial	3,879,830	12	3,046,820	10	2,529,253	16

Total Commercial	9,605,146	30%	8,416,476	28%	6,065,770	39%
Residential Mortgages	16,176,829	49	15,668,938	51	3,327,047	22
Multi-Family Mortgages	4,485,420	14	4,254,405	14	3,824,615	25
Consumer	1,521,869	5	1,604,863	5	1,751,240	11
Construction & Land	653,002	2	480,162	2	453,922	3

Total	$32,442,266	100%	$30,424,844	100%	$15,422,594	100%

     Loans held-for-investment increased $17.0 billion to $32.4 billion for the quarter ended June 30, 2005, compared to $15.4 billion at June 30, 2004. A significant portion of this growth was due to the 2004 acquisitions. Loans held-for-investment have increased $2.0 billion when compared to $30.4 billion at December 31, 2004. The increase during the year is consistent with our overall strategy to fund loan growth with deposits.
     We continue to demonstrate our ability to originate quality loans, especially commercial loans. During the first six-months of 2005, annualized loan growth was 13.3%, (or 19.8% excluding the sale of $1.0 billion in residential loans in June 2005). Growth was achieved in all categories, with the exception of consumer loans. Commercial and commercial mortgage loan growth of $1.2 billion or 14%, resulted from our expanded presence in the New York City market, small business lending initiatives, robust lease financing activity and the hiring of several lenders and support staff during the second half of 2004. This initiative was undertaken by management to expand our commercial loan and deposit gathering capabilities in New Jersey, strengthen our middle market commercial lending division on

Long Island and enter the asset based lending and structured finance business through our subsidiary (North Fork Business Capital Corp).
     Residential mortgage loans grew $507.8 million or 3.2% during the first six-months of 2005. As previously mentioned $1.0 billion of residential mortgage loans held-for-investment were sold during June 2005 at a net gain of $4.3 million. We will deemphasize the residential mortgage loans in our portfolio and steadily change our loan mix favoring commercial loans. The quality of our residential mortgage portfolio remains excellent. The weighted average FICO score at June 30, 2005 was 728. Approximately 77% of the portfolio is comprised of Jumbo Agency conforming mortgages and 93% of the total portfolio is owner occupied. Interest only loans constitute 38% of the portfolio, while the average loan amount was $269 thousand. We do not portfolio any option arms or home equity loans. Future decisions to retain loans originated by GreenPoint Mortgage will be impacted by mortgage origination volumes, growth in other loan categories and deposit growth.
     Consumer loans, which are mostly comprised of auto loans, have continued to be negatively impacted by automobile manufacturers’ aggressive incentives and financing programs.
     Multi-family loan growth of $.2 billion or 5% was achieved during the first six-months of 2005, despite our decision not to compete with the more liberal underwriting terms and rate structures offered by certain competitors.
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
Securities
     Securities decreased $2.5 billion or 16% to $13.0 billion from December 31, 2004. During the current year, we continued to invest liquidity generated from our deposit growth into our loan portfolio. In addition, during the second quarter we implemented a balance sheet repositioning program, whereby we sold approximately $1.4 billion in securities and utilized the proceeds to reduce our short-

term borrowings. The repositioning program will mitigate current and future margin compression if short-term interest rates continue to rise during the remainder of the year. (See financial overview section for additional information)
     Mortgage Backed Securities represented 81% of total securities at June 30, 2005, and included pass-through certificates guaranteed by GNMA, FHLMC or FNMA and collateralized mortgage-backed obligations (“CMOs”) backed by government agency pass-through certificates or whole loans. The pass- through certificates included both fixed and adjustable rate instruments. CMOs, by virtue of the underlying collateral or structure, are AAA rated and are either fixed rate current pay sequentials and PAC structures or adjustable rate issues. (See Item 1, Notes to the Consolidated Financial Statements Note 2, “Securities” for additional information). The adjustable rate pass-throughs and CMOs are principally Hybrid Arms. Hybrid Arms typically have a fixed initial rate of interest from 3 through 7 years and at the end of that term convert to a one year adjustable rate of interest indexed to short term benchmarks (i.e. LIBOR or 1 year Treasuries). Hybrid Arms included in Pass-throughs and CMO’s as of June 30, 2005 aggregated $3.2 billion.
     Our goal is to maintain a securities portfolio with a short weighted average life and duration. This is accomplished using instruments with short final maturities, predictable cash flows and adjustable interest rates. These attributes allow us to proactively manage as market conditions change so that cash flows may either be reinvested in securities at current market interest rates, used to fund loan growth or pay off short-term borrowings. These characteristics have contributed to the 3.3 year weighted average life and 2.2 duration of the MBS portfolio as of June 30, 2005.
     The yield and fair value of securities, specifically the MBS portfolio, are impacted by changes in market interest rates and related prepayment activity. Given the portfolio’s composition, related prepayment activity would moderately decrease in a rising interest rate environment, extending the portfolio’s weighted average life. Conversely, the opposite would occur in a declining interest rate environment. The resultant impact of these changes would be to either extend or shorten the period over which net premiums would be amortized thereby affecting income and yields. The impact of any changes would be minimal as net premiums totaled $40.8 million or approximately 39 basis points of outstanding MBS balances at June 30, 2005.
     Municipal securities represent a combination of short-term debentures issued by local municipalities (purchased as part of a strategy to expand relationships with these governmental entities) and highly rated obligations of New York State and related authorities. Equity securities held in the available-for-sale portfolio include $332.3 million of FNMA and FHLMC (“GSE”) Preferred stock, $291.8 million of Federal Home Loan Bank common stock, and common and preferred stocks of certain publicly traded companies. Other securities held in the available-for-sale portfolio include capital securities (trust preferred securities) of certain financial institutions and corporate bonds.
     When purchasing securities, the overall interest-rate risk profile is considered, as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing the securities portfolio, available-for-sale securities may be sold as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, and/or following the completion of a business combination.
Deposits
The composition of deposits are summarized as follows:

	June 30,	December 31,	June 30,
(in thousands)	2005	2004	2004
Deposits:
Demand	$7,586,939	$6,738,302	$5,259,052
NOW & Money Market	15,848,473	14,265,395	6,321,943
Savings	5,811,417	6,333,599	4,494,251
Time	5,152,330	4,932,302	2,300,540
Certificates of Deposit, $100,000 & Over	3,067,187	2,542,830	1,460,671

Total Deposits	$37,466,346	$34,812,428	$19,836,457

     Total deposits increased $2.7 billion or 8% to $37.5 billion from December 31, 2004. Factors contributing to core deposit activity include: (i) the continued expansion of our retail branch network, (ii) the ongoing branch upgrade program providing for greater marketplace identity, (iii) expanded branch hours providing additional accessibility and convenience, (iv) commercial loan growth (v) the introduction of new cash management products and services and (vi) incentive based compensation linked to deposit growth. This growth was achieved despite a decline of approximately $1.4 billion in consumer deposits, at the former Greenpoint branches. Our major competitors are paying high interest rates and offering free services to attract consumers. We have chosen to remain disciplined in pricing deposits and continue to concentrate on developing new and expanded commercial business. We do not anticipate any imminent strategic change from our competitors.

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
     The risk assessment program includes a coordinated approach to the management of liquidity, capital, and interest rate risk. This process is governed by policies and limits established by senior management, which are reviewed at least annually by the Board of Directors. The Asset/Liability Committee (“ALCO”) provides guidance for asset/ liability activities. ALCO periodically evaluates the impact of changes in market interest rates on interest earning assets and interest bearing liabilities, net interest margin, capital and liquidity, and evaluates management’s strategic plan. The balance sheet structure is primarily short-term with most assets and liabilities repricing or maturing in less than five years. We monitor the sensitivity of net interest income by utilizing a dynamic simulation model complemented by a traditional gap analysis.
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
     The Board has established certain policy limits for the potential volatility of net interest income as projected by the simulation model. Volatility is measured from a base case where rates are assumed to be flat and is expressed as the percentage change, from the base case, in net interest income over a twelve-month period. As of June 30, 2005, we were operating within policy limits.
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

	Changes in Net Interest Income
(dollars in thousands)	$ Change	% Change

Change in Interest Rates
+ 200 Basis Points	$(26,855)	(1.5)%
+ 100 Basis Points	(10,113)	(0.6)
- 100 Basis Points	29,521	1.7
Policy Limit	—	(10.0)
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
     The following table reflects the estimated change in the market value of equity at June 30, 2005, assuming an immediate increase or decrease in interest rates.

	Market Value of Equity
(dollars in thousands)	$ Change	% Change

Change in Interest Rates
+ 200 Basis Points	$(400,384)	(3.4)%
- 200 Basis Points	$(409,409)	(3.4)
Policy Limit	—	(25.0)
Liquidity Risk Management
     The objective of liquidity risk management is to meet our financial obligations and capitalize on new business opportunities. These obligations and opportunities include the payment of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature and the ability to fund new and existing loans and investments as opportunities arise.
     The Holding Company’s primary funding source is dividends from North Fork Bank. There are various federal and state banking laws and guidelines limiting the extent to which a bank subsidiary can finance or otherwise supply funds to its holding company. At June 30, 2005, dividends from North Fork Bank were limited under such guidelines to $1.4 billion. From a regulatory standpoint, North Fork Bank, with its current balance sheet structure, had the ability to dividend approximately $1.1 billion, while still meeting the criteria for designation as a well-capitalized institution under existing regulatory capital guidelines. Additional sources of liquidity include borrowings, the sale of available-for-sale securities, and funds available through the capital markets.
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
     Our banking subsidiaries have the ability to borrow an additional $14.6 billion on a secured basis, utilizing mortgage related loans and securities as collateral. At June 30, 2005, $5.8 billion in advances and repurchase agreements were outstanding with the FHLB.
     Arrangements with correspondent banks are maintained to provide short-term credit for regulatory liquidity requirements. These available lines of credit aggregated $1.4 billion at June 30, 2005. We continually monitor our liquidity position as well as the liquidity positions of our bank subsidiaries and believe that sufficient liquidity exists to meet all of our operating requirements.
Capital
     We are subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-

balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and certain off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets (“Total Risk Adjusted Capital”) of 8%, including Tier 1 capital to total risk weighted assets (“Tier 1 Capital”) of 4% and a Tier 1 capital to average total assets (“Leverage Ratio”) of at least 4%. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on us.
     The regulatory agencies have amended the risk-based capital guidelines to provide for interest rate risk consideration when determining a banking institution’s capital adequacy. The amendments require institutions to effectively measure and monitor their interest rate risk and to maintain capital adequate for that risk.
     As of June 30, 2005, the most recent notification from the various regulators categorized the Company and our subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a total risk adjusted capital ratio of at least 10%, a Tier 1 capital ratio of at least 6%, a leverage ratio of at least 5%, and not be subject to any written order, agreement or directive. Since such notification, there are no conditions or events that management believes would change this classification.
The following table sets forth our risk-based capital amounts and ratios as of:

	June 30, 2005		June 30, 2004
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$3,635,796	10.50%	$1,561,021	9.86%
Regulatory Requirement	1,385,310	4.00%	633,005	4.00%

Excess	$2,250,486	6.50%	$928,016	5.86%

Total Risk Adjusted Capital	$4,506,469	13.01%	$2,199,075	13.90%
Regulatory Requirement	2,770,620	8.00%	1,266,009	8.00%

Excess	$1,735,849	5.01%	$933,066	5.90%

Risk Weighted Assets	$34,632,749		$15,825,114

The Company’s leverage ratio at June 30, 2005 and 2004 was 6.56% and 6.63%, respectively.
The following table sets forth the capital ratios for our banking subsidiaries at June 30, 2005:

Capital Ratios:	North Fork	Superior
Tier 1 Capital	11.94%	21.00%
Total Risk Adjusted	13.02	21.68
Leverage Ratio	7.47	7.63
     Under our share repurchase program, we purchased 645,000 shares, subsequent to June 30, 2005 at an average market price of $27.79. The Board of Directors had previously authorized the repurchase of up to 12 million shares, of which 3.6 million shares remain outstanding. Repurchases are made in the open market or through privately negotiated transactions.
     In September 2004, the Board of Directors approved a three-for-two common stock split. Accordingly, all prior period share amounts have been adjusted to reflect the impact.
     On June 28, 2005, the Board of Directors declared its regular quarterly cash dividend of $.22 per common share. The dividend will be payable on August 15, 2005 to shareholders of record at the close of business on July 29, 2005.
     At the Annual Meeting of Stockholders held on May 3, 2005, stockholders approved an amendment to the Company’s Certificate of Incorporation providing for an increase in the number of authorized shares from 500 million to 1.0 billion.
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
Regulatory Matters
     The Bank Secrecy Act, the USA Patriot Act and related anti-money laundering (“AML”) laws have placed increasingly more substantial requirements on financial institutions. During a recent examination of North Fork Bank by the Federal Deposit Insurance Corporation (“FDIC”) and the New York State Banking Department (“NYSBD”), the agencies identified certain supervisory issues with respect to the Bank’s AML compliance program that require management’s attention. Management has been engaged in discussions with the regulators concerning these issues and has initiated appropriate action to thoroughly address all the issues. We expect the Bank to enter into an informal memorandum of understanding with both the FDIC and NYSBD with respect to these matters shortly. A memorandum of understanding is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by agencies and is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or cease and desist order. The Company is committed to ensuring that the requirements of the memorandum are met in a timely manner and expects that its current efforts to resolve issues identified by regulators will address the matters that are likely to be raised in such a memorandum.
Sarbanes-Oxley Act of 2002
     The Sarbanes-Oxley Act passed in 2002 imposed significant new responsibilities on publicly held companies, particularly in the area of corporate governance. We have responded to the Act’s requirements and related regulations issued by the Securities and Exchange Commission and The New York Stock Exchange. We have reinforced our corporate governance structure and financial reporting procedures as mandated under the Act. We have always emphasized best practices in corporate governance as the most effective way of assuring stockholders that their investment is properly managed and their interests remain paramount.
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

			Total Number of	Maximum Number of
	Total Number of		Shares Purchased as	Shares that May Yet
	Shares Purchased	Average Price Paid	Part of Publicly	Be Purchased Under
Period	(1)	Per Share	Announced Program	the Program (2)
April 1, 2005 – April 30, 2005	—	n/a	—	4,243,650 Shares
May 1, 2005 – May 31, 2005	—	n/a	—	4,243,650 Shares
June 1, 2005 – June 30, 2005	—	n/a	—	4,243,650 Shares

(1)	We did not repurchase shares of our common stock during the second quarter of 2005, pursuant to the repurchase program (the “Program”) that we publicly announced in June 2003.

(2)	In June 2003, the board of directors approved the repurchase of up to 12 million shares of our common stock, which represented 5% of the shares outstanding at such time. Unless terminated earlier by resolutions of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase under the program.
Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s Annual Meeting of Stockholders held on May 3, 2005, stockholders voted on the following matters:

1)	The election of four directors for a term of three years expiring in 2008. The vote tabulation for each director is as follows:

Name of Director	For	Withheld
John Bohlsen	418,817,675	8,659,477
Daniel M. Healy	411,604,514	15,872,638
Katherine Heaviside	422,321,757	5,155,394
Thomas S. Johnson	417,522,664	9,954,488

2)	Amendment of North Fork’s Certificate of Incorporation to increase the number of authorized shares of common stock from 500 million shares to 1 billion shares. The tabulation of votes for that amendment is as follows:

For	Against	Abstain
381,356,240	42,565,900	3,555,012

3)	Ratification of KPMG LLP as the Company’s independent auditor for the fiscal year ending December 31, 2005. The tabulation of votes for that ratification is as follows:

For	Against	Abstain
416,978,686	7,556,012	2,942,454

Item 6. Exhibits
     The following exhibits are submitted herewith:

Exhibit Number	Description of Exhibit
(3.1)	Restated Certificate of Incorporation of North Fork Bancorporation, Inc.

(11)	Statement Re: Computation of Net Income Per Common and Common Equivalent Share

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.1)	Supplemental Performance Measurements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2005	North Fork Bancorporation, Inc.
/s/ Daniel M. Healy
Daniel M. Healy
Executive Vice President and Chief Financial Officer