Form 10-Q
period 2005-09-30
NORTH FORK BANCORPORATION INC
filed 2005-11-09
CIK 352510

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the period ended: September 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☑  Yes  ☐  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF COMMON STOCK	NUMBER OF SHARES OUTSTANDING — 11/2/05

$.01 Par Value	475,680,033

North Fork Bancorporation, Inc.
Form 10-Q

Item 1. Financial Statements
North Fork Bancorporation, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,	September 30,
(in thousands except share amounts)	2005	2004	2004
Assets:
Cash & Due from Banks	$740,251	$972,506	$456,458
Money Market Investments	17,808	90,394	768,580
Securities:
Available-for-Sale ($4,923,115, $7,219,173 and $2,149,333 pledged at September 30, 2005, December 31, 2004 and September 30, 2004, respectively)	11,989,260	15,444,625	8,648,172

Held-to-Maturity ($16,531, $24,114 and $27,652 pledged at September 30, 2005, December 31, 2004 and September 30, 2004, respectively) (Fair Value $116,002, $145,991 and $152,583 at September 30, 2005, December 31, 2004 and September 30, 2004, respectively)	114,505	142,573	149,103

Total Securities	12,103,765	15,587,198	8,797,275

Loans:
Loans Held-for-Sale	4,701,550	5,775,945	2,388

Loans Held-for-Investment	32,672,962	30,453,334	15,871,222
Less: Allowance for Loan Losses	220,347	211,097	138,797

Net Loans Held-for-Investment	32,452,615	30,242,237	15,732,425
Goodwill	5,914,562	5,878,277	1,003,927
Identifiable Intangibles	123,334	150,734	46,452
Premises & Equipment	433,775	416,003	227,280
Mortgage Servicing Rights, net	267,347	254,857	—
Accrued Income Receivable	198,909	205,189	111,061
Other Assets	946,477	1,093,715	356,962

Total Assets	$57,900,393	$60,667,055	$27,502,808

Liabilities and Stockholders’ Equity:
Deposits:
Demand	$7,478,359	$6,738,302	$5,574,161
NOW & Money Market	15,599,563	14,265,395	6,466,290
Savings	5,515,530	6,333,599	4,592,746
Time	5,414,506	4,932,302	2,144,693
Certificates of Deposit, $100,000 & Over	2,804,128	2,542,830	1,370,314

Total Deposits	36,812,086	34,812,428	20,148,204

Federal Funds Purchased & Collateralized Borrowings	9,572,995	14,593,027	3,739,734
Other Borrowings	1,485,392	1,506,318	746,195
Accrued Expenses & Other Liabilities	765,375	874,203	405,876

Total Liabilities	$48,635,848	$51,785,976	$25,040,009

Stockholders’ Equity:
Preferred Stock, par value $1.00; authorized 10,000,000 shares, unissued	$—	$—	$—
Common Stock, par value $0.01; authorized 1,000,000,000 shares; issued 479,869,221 shares at September 30, 2005	4,799	4,745	1,931
Additional Paid in Capital	7,020,325	6,968,493	1,116,841
Retained Earnings	2,486,847	2,064,148	1,992,873
Accumulated Other Comprehensive (Loss)/Income	(89,052)	240	4,806
Deferred Compensation	(109,111)	(125,174)	(84,073)
Treasury Stock at cost; 1,902,044 shares at September 30, 2005	(49,263)	(31,373)	(569,579)

Total Stockholders’ Equity	9,264,545	8,881,079	2,462,799

Total Liabilities and Stockholders’ Equity	$57,900,393	$60,667,055	$27,502,808

See accompanying notes to the consolidated financial statements

North Fork Bancorporation, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Interest Income:
Loans Held-for-Investment	$469,599	$238,656	$1,394,034	$645,858
Loans Held-for-Sale	69,840	—	209,753	—
Mortgage-Backed Securities	113,921	79,087	389,303	210,255
Other Securities	28,422	17,400	87,953	49,397
Money Market Investments	508	2,186	1,903	2,856

Total Interest Income	682,290	337,329	2,082,946	908,366

Interest Expense:
Savings, NOW & Money Market Deposits	91,316	22,921	243,367	57,040
Time Deposits	49,397	13,805	123,255	36,852
Federal Funds Purchased & Collateralized Borrowings	86,343	33,880	290,588	93,791
Other Borrowings	20,684	7,248	57,794	20,284

Total Interest Expense	247,740	77,854	715,004	207,967

Net Interest Income	434,550	259,475	1,367,942	700,399
Provision for Loan Losses	9,000	6,500	27,000	19,500

Net Interest Income after Provision for Loan Losses	425,550	252,975	1,340,942	680,899

Non-Interest Income:
Gain on Sale of Loans Held-for-Sale	113,587	181	339,532	772
Customer Related Fees & Service Charges	41,980	25,392	125,888	70,580
Mortgage Servicing Fees	3,142	1,097	12,754	2,985
Temporary Recovery/(Impairment) — Mortgage Servicing Rights	9,540	—	(25,431)	—
Investment Management, Commissions & Trust Fees	8,780	4,306	30,138	12,329
Other Operating Income	11,333	6,804	37,688	20,606
Securities Gains, net	840	4,292	16,358	11,704
Gain on Sale of Loans Held-for-Investment	1,532	—	5,824	—

Total Non-Interest Income	190,734	42,072	542,751	118,976

Non-Interest Expense:
Employee Compensation & Benefits	136,300	64,912	410,684	171,214
Occupancy & Equipment, net	49,007	22,222	141,910	59,921
Amortization of Identifiable Intangibles	9,133	2,995	27,400	5,665
Other Operating Expenses	59,560	24,334	170,454	63,461

Total Non-Interest Expense	254,000	114,463	750,448	300,261

Income Before Income Taxes	362,284	180,584	1,133,245	499,614
Provision for Income Taxes	124,988	60,856	394,848	168,370

Net Income	$237,296	$119,728	$738,397	$331,244

Earnings Per Share:
Basic	$0.50	$0.47	$1.58	$1.39
Diluted	$0.50	$0.47	$1.55	$1.37
See accompanying notes to the consolidated financial statements

North Fork Bancorporation, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

For the Nine Months Ended September 30,	2005	2004
(in thousands)
Cash Flows from Operating Activities:
Net Income	$738,397	$331,244
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	27,000	19,500
Depreciation	31,763	13,855
Net Amortization/(Accretion):
Securities	19,804	25,989
Loans	18,798	(29,721)
Borrowings & Time Deposits	(96,263)	(7,822)
Intangibles	27,400	5,665
Deferred Compensation	16,899	10,583
Gain on Sale of Loans Held-for-Investment	(5,824)	—
Securities Gains	(16,358)	(11,704)
Capitalization of Mortgage Servicing Rights	(109,430)	—
Amortization of Mortgage Servicing Rights	63,763	—
Temporary Impairment Charge — Mortgage Servicing Rights	25,431	—
Loans Held-for-Sale:
Originations	(32,866,244)	(84,303)
Proceeds from Sales (1)	33,217,963	83,389
Gains on Sale	(339,532)	(772)
Other	1,062,208	—
Purchases of Trading Assets	—	(13,911)
Sales of Trading Assets	—	14,015
Other, net	40,618	9,082

Net Cash Provided by Operating Activities	1,856,393	365,089

Cash Flows from Investing Activities:
Purchases of Securities Held-to-Maturity	(3,010)	(7,758)
Maturities, Redemptions, Calls and Principal Repayments on Securities Held-to-Maturity	30,556	48,455
Purchases of Securities Available-for-Sale	(1,870,631)	(3,495,804)
Proceeds from Sales of Securities Available-for-Sale	2,110,321	1,102,263
Maturities, Redemptions, Calls and Principal Repayments on Securities Available-for-Sale	3,051,344	2,301,452
Loans Held-for-Investment Originated, Net of Principal Repayments and Charge-offs	(3,347,902)	(1,413,541)
Proceeds from Sales of Loans Held-for-Investment	1,125,561	—
Purchases of Premises and Equipment, net	(49,535)	(41,128)
Purchase Acquisition, net of Cash Acquired	—	246,209

Net Cash Provided by/(Used in) Investing Activities	$1,046,704	$(1,259,852)

See accompanying notes to the consolidated financial statements

North Fork Bancorporation, Inc.
Consolidated Statements of Cash Flows
(Unaudited) — Continued

For the Nine Months Ended September 30,	2005	2004
(in thousands)
Cash Flows from Financing Activities:
Net Increase in Deposits	$2,027,216	$1,861,687
Net Decrease in Borrowings	(4,954,580)	(170,483)
Purchase of Treasury Stock	(35,978)	—
Exercise of Options and Common Stock Sold for Cash	69,974	40,702
Cash Dividends Paid	(314,570)	(143,496)

Net Cash (Used in)/Provided by Financing Activities	(3,207,938)	1,588,410

Net (Decrease)/Increase in Cash and Cash Equivalents	(304,841)	693,647
Cash and Cash Equivalents at Beginning of the Period	1,062,900	531,391

Cash and Cash Equivalents at End of the Period	$758,059	$1,225,038

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest Expense	$789,920	$197,972

Income Taxes	$201,653	$141,867

During the Period, Various Securities were purchased which Settled in the Subsequent Period	$8,139	$9,370

Non-cash Activity Related to the TCNJ Acquisition not Reflected Above are as Follows: (2)
Fair Value of Assets Acquired	$—	$4,027,830
Goodwill & Identifiable Intangible Assets	—	632,784
Common Stock Issued and Fair Value of Options, net of taxes	—	(744,125)

Liabilities Assumed	$—	$3,916,489

(1)	Includes loans originated of $4.5 billion from GreenPoint Mortgage and retained in the held-for-investment portfolio during 2005.

(2)	See “Condensed Notes to the Consolidated Financial Statements — Note 1 — Business and Summary of Significant Accounting Policies” for further details.
See accompanying notes to the consolidated financial statements

North Fork Bancorporation, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (1)

				Accumulated
				Other			Total
(Dollars in thousands, except share	Common	Additional Paid	Retained	Comprehensive	Deferred	Treasury	Stockholders’
amounts)	Stock	In Capital	Earnings	(Loss)/Income	Compensation	Stock	Equity
Balance, December 31, 2003	$1,746	$378,793	$1,816,458	($2,044)	($91,789)	($624,675)	$1,478,489
Net Income	—	—	331,244	—	—	—	331,244
Cash Dividends ($.62 per share)	—	—	(154,829)	—	—	—	(154,829)
Issuance of Stock — TCNJ (27,791,384 shares)	185	714,609	—	—	—	—	714,794
Fair Value of Options — TCNJ	—	33,364	—	—	—	—	33,364
Issuance of Stock (164,666 shares)	—	1,241	—	—	—	3,108	4,349
Restricted Stock Activity, net	—	1,186	—	—	7,716	999	9,901
Stock Based Compensation Activity, net	—	(12,352)	—	—	—	50,989	38,637
Other Comprehensive Loss, net of tax	—	—	—	6,850	—	—	6,850

Balance, September 30, 2004	$1,931	$1,116,841	$1,992,873	$4,806	($84,073)	($569,579)	$2,462,799

Balance, December 31, 2004	$4,745	$6,968,493	$2,064,148	$240	($125,174)	($31,373)	$8,881,079
Net Income	—	—	738,397	—	—	—	738,397
Cash Dividends ($.66 per share)	—	—	(315,698)	—	—	—	(315,698)
Issuance of Stock (219,603 shares)	54	1,254	—	—	—	4,943	6,251
Restricted Stock Activity, net	—	4,754	—	—	16,063	(5,486)	15,331
Stock Based Compensation Activity, net	—	45,824	—	—	—	18,631	64,455
Purchase of Treasury Stock (1,320,000 shares)	—	—	—	—	—	(35,978)	(35,978)
Other Comprehensive Loss, net of tax	—	—	—	(89,292)	—	—	(89,292)

Balance, September 30, 2005	$4,799	$7,020,325	$2,486,847	($89,052)	($109,111)	($49,263)	$9,264,545

(1)	All share amounts presented for 2004 have been adjusted to reflect the 3-for-2 common stock split that occurred in November 2004.
See accompanying notes to the consolidated financial statements

North Fork Bancorporation, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2005	2004	2005	2004
Net Income	$237,296	$119,728	$738,397	$331,244

Other Comprehensive Income

Unrealized (Losses)/Gains On Securities:
Changes in Unrealized (Losses)/Gains Arising During the Period	$(119,816)	$121,574	$(153,188)	$18,072
Less: Reclassification Adjustment For (Gains) Included in Net Income	(840)	(4,292)	(16,358)	(11,704)

Changes in Unrealized (Losses) /Gains Arising During the Period	(120,656)	117,282	(169,546)	6,368
Related Tax Effect on Unrealized (Losses) /Gains During the Period	51,881	(50,431)	72,900	(2,739)

Net Change in Unrealized (Losses) /Gains Arising During the Period	(68,775)	66,851	(96,646)	3,629

Unrealized Gains/(Losses) On Derivative Instruments:
Changes in Unrealized Gains/(Losses) Arising During the Period	$929	$(1,996)	$10,636	$(998)
Add: Reclassification Adjustment for Expenses/Losses Included in Net Income	471	1,538	2,261	6,646

Changes in Unrealized Gains/(Losses) Arising During the Period	1,400	(458)	12,897	5,648
Related Tax Effect on Unrealized Gains/(Losses) During the Period	(601)	195	(5,543)	(2,427)

Net Change in Unrealized Gains/(Losses) Arising During the Period	799	(263)	7,354	3,221

Net Other Comprehensive (Loss)/Income	$(67,976)	$66,588	$(89,292)	$6,850

Comprehensive Income	$169,320	$186,316	$649,105	$338,094

See accompanying notes to the consolidated financial statements

North Fork Bancorporation, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited) September 30, 2005 and 2004
In this quarterly report on Form 10-Q, where the context requires, “the Company”, “North Fork”, “we”, “us”, and “our” refer to North Fork Bancorporation, Inc. and its subsidiaries.
Note 1 — Business and Summary of Significant Accounting Policies
     North Fork Bancorporation, Inc. is a regional bank holding company organized under the laws of the State of Delaware and registered as a “bank holding company” under the Bank Holding Company Act of 1956, as amended. North Fork Bank, our principal bank subsidiary, operates from 362 retail bank branches in the Tri-state area. We also operate a nationwide mortgage business (GreenPoint Mortgage Funding Inc.) headquartered in Novato, California. GreenPoint Mortgage is in the business of originating, selling and servicing a wide variety of mortgages secured by 1-4 family residences and small commercial properties. Through our other non-bank subsidiaries, we offer financial products and services to our customers including asset management, securities brokerage, and the sale of alternative investment products. We operate a second subsidiary bank, Superior Savings of New England, N.A., headquartered in Branford, Connecticut which focuses on telephonic and media-based generation of deposits.
     In 2004, we completed two strategically important and accretive acquisitions that have more than doubled our total assets and expanded our geographic presence into northern and central New Jersey. (See Note 2 — Business combinations in our 2004 Annual Report on Form 10-K for Additional Information)
     In May 2004, we acquired The Trust Company of New Jersey (“TCNJ”) and simultaneously merged its operations into North Fork Bank. TCNJ was the fourth largest commercial bank headquartered in New Jersey and operated primarily in the northern and central New Jersey market area. TCNJ represented our first significant expansion into a state other than New York. At the date of merger, TCNJ had $4.1 billion in total assets, $1.4 billion in securities, $2.1 billion in net loans, $3.2 billion in deposits and $.7 billion in borrowings.
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
     These unaudited interim consolidated financial statements and related management’s discussion and analysis should be read together with the consolidated financial information in our 2004 Annual Report on Form 10-K, previously filed with the United States Securities and Exchange Commission (“SEC”). Results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations which may be expected for the full year 2005 or any future interim period.
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

Accounting for Stock-Based Compensation
     Stock-based compensation plans are accounted for in accordance with the requirements specified in SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). As permitted under these statements, we have elected to apply the intrinsic value method in accounting for option-based stock compensation plans. Accordingly, compensation expense has not been recognized in the accompanying consolidated financial statements for stock-based compensation plans, other than for restricted stock awards. Restricted stock awards are recorded as deferred compensation, a component of stockholders’ equity, at the fair value of these awards at the date of grant and are amortized to compensation expense over the awards’ specified vesting periods. Since the intrinsic value method is used, we are required to disclose the pro-forma impact on net income and earnings per share that the fair value-based method would have had, if it was applied rather than the intrinsic value method. Stock options are typically awarded at year end and contain a nominal vesting period. Since the pro forma effect on net income of expensing stock options during the three and nine months ended September 30, 2005 and 2004 is nominal, we have not included such pro forma compensation expense and its related effect on net income and earnings per share herein.
Critical Accounting Policies
     We have identified four accounting policies that are critical to the presentation of our financial statements and that require critical accounting estimates, involving significant valuation adjustments, on the part of management. The following is a description of those policies:
Provision and Allowance for Loan Losses
     The allowance for loan losses is available to cover probable losses inherent in the loans held-for-investment portfolio. Loans held-for-investment, or portions thereof, deemed uncollectible are charged to the allowance for loan losses, while recoveries, if any, of amounts previously charged-off are added to the allowance. Amounts are charged-off after giving consideration to such factors as the customer’s financial condition, underlying collateral values and guarantees, and general economic conditions.
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
     The loan portfolio is categorized according to collateral type, loan purpose or borrower type (i.e. commercial, consumer). The categories used include Multi-Family Mortgages, Residential 1-4 Family Mortgages, Commercial Mortgages, Commercial and Industrial, Consumer, and Construction and Land, which are more fully described in the section entitled Management’s Discussion and Analysis, — “Loans.” An important consideration is our concentration of real estate related loans.
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
Mortgage Servicing Rights
     The right to service mortgage loans for others, or Mortgage Servicing Rights (“MSRs”), is recognized when mortgage loans are sold in the secondary market and the right to service those loans for a fee is retained. The MSRs initial carrying value is determined by allocating the recorded investment in the underlying mortgage loans between the assets sold and the interest retained based on their relative fair values at the date of transfer. Fair value of the MSR is determined using the present value of the estimated future cash flows of net servicing income. MSRs are carried at the lower of the initial carrying value, adjusted for amortization or fair value. MSRs are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of MSRs is periodically analyzed and adjusted to reflect changes in prepayment speeds.
     To determine fair value, a valuation model, that calculates the present value of estimated future net servicing income, is utilized. We use assumptions in the valuation model that market participants use when estimating future net servicing income, including prepayment speeds, discount rates, default rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income and late fees.
     MSRs are periodically evaluated for impairment based on the difference between the carrying amount and current fair value. To evaluate and measure impairment, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements. If it is determined that temporary impairment exists, a valuation allowance is established through a charge to earnings for any excess of amortized cost over the current fair value, by risk stratification. If determined in future periods that all or a portion of the temporary impairment no longer exists for a particular risk stratification, the valuation allowance is reduced by increasing earnings. However, if impairment for a particular risk stratification is deemed other-than-temporary (recovery of a recorded valuation allowance is remote), a direct write-down, permanently reducing the carrying value of the MSR is recorded. The periodic evaluation of MSRs for other-than-temporary impairment considers both historical and projected trends in interest rates, payoff activity and whether impairment could be recovered through increases in market interest rates.

NOTE 2 — SECURITIES
The amortized cost and estimated fair value of available-for-sale securities are as follows:

	September 30, 2005		December 31, 2004		September 30, 2004
Available-for-Sale	Amortized	Fair	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value	Cost	Value
CMO Agency Issuances	$3,876,702	$3,798,645	$5,121,001	$5,098,243	$3,169,479	$3,151,438
CMO Private Issuances	3,652,571	3,592,462	4,723,080	4,721,813	1,588,229	1,585,019
Agency Pass-Through Certificates	2,159,341	2,138,524	2,715,253	2,737,067	2,046,913	2,066,500
State & Municipal Obligations	845,531	844,866	916,239	920,112	791,527	797,701
Equity Securities (1) (2)	664,662	669,072	790,042	794,005	187,759	189,656
U.S. Treasury & Agency Obligations	274,940	272,247	361,987	363,775	206,329	209,869
Other Securities	668,884	673,444	800,848	809,610	641,638	647,989

Total Available-for-Sale Securities	$12,142,631	$11,989,260	$15,428,450	$15,444,625	$8,631,874	$8,648,172

(1)	Amortized cost and fair value includes $269.3 million, $351.7 million and $80.5 million in Federal Home Loan Bank Stock at September 30, 2005, December 31, 2004 and September 30, 2004, respectively.

(2)	Amortized cost and fair value includes $332.3 million and $335.4 million at September 30, 2005, respectively, $369.6 million and $371.2 million at December 31, 2004, respectively and $50.0 million and $50.5 million at September 30, 2004, respectively of Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) Preferred Stock, respectively.
The amortized cost and estimated fair value of held-to-maturity securities are as follows:

	September 30, 2005		December 31, 2004		September 30, 2004
Held-to-Maturity	Amortized	Fair	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value	Cost	Value
Agency Pass-Through Certificates	$48,913	$48,976	$57,719	$58,776	$62,254	$63,512
State & Municipal Obligations	40,610	42,651	45,303	47,991	47,173	49,447
CMO Private Issuances	14,287	13,772	24,426	24,151	26,182	26,158
Other Securities	10,695	10,603	15,125	15,073	13,494	13,466

Total Held-to-Maturity Securities	$114,505	$116,002	$142,573	$145,991	$149,103	$152,583

     At September 30, 2005, securities carried at $7.8 billion were pledged to secure securities sold under agreements to repurchase, other borrowings, and for other purposes as required by law. Securities pledged under agreements pursuant to which the collateral may be sold or repledged by the secured parties approximated $5.0 billion, while securities pledged under agreements pursuant to which the secured parties may not sell or repledge approximated $2.8 billion at September 30, 2005.
NOTE 3 — LOANS
The composition of loans designated as held-for-sale are summarized as follows:

Loans Held-for-Sale	September 30,	% of	December 31,	% of	September 30,	% of
(dollars in thousands)	2005	Total	2004	Total	2004	Total
Residential Mortgages	$4,225,128	91%	$4,339,581	76%	$2,388	100%
Home Equity	434,824	9	1,380,247	24	—	—

Total	$4,659,952	100%	$5,719,828	100%	$2,388	100%
Deferred Origination Costs	41,598		56,117		—

Total Loans Held-for-Sale	$4,701,550		$5,775,945		$2,388

The composition of loans held-for-investment are summarized as follows:

Loans Held-for- Investment	September 30,	% of	December 31,	% of	September 30,	% of
(dollars in thousands)	2005	Total	2004	Total	2004	Total
Commercial Mortgages	$5,896,835	18%	$5,369,656	18%	$3,606,650	23%
Commercial & Industrial	4,324,758	13	3,046,820	10	2,679,759	16

Total Commercial	10,221,593	31%	8,416,476	28%	6,286,409	39%
Residential Mortgages	15,508,008	48	15,668,938	51	3,485,009	22
Multi-Family Mortgages	4,626,777	14	4,254,405	14	3,945,171	25
Consumer	1,569,386	5	1,604,863	5	1,686,614	11
Construction & Land	716,049	2	480,162	2	501,296	3

Total	$32,641,813	100%	$30,424,844	100%	$15,904,499	100%
(Unearned Income) & Deferred Origination Costs	31,149		28,490		(33,277)

Total Loans Held-for -Investment	$32,672,962		$30,453,334		$15,871,222

At September 30, 2005, loans held-for-investment of $5.2 billion were pledged as collateral under borrowing arrangements with the Federal Home Loan Bank of New York.
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
The following table presents the components of non-performing assets as of the dates indicated:

	September 30,	December 31,	September 30,
(dollars in thousands)	2005	2004	2004
Commercial Mortgages	$5,451	$16,890	$228
Commercial & Industrial	8,137	8,730	10,032

Total Commercial	13,588	25,620	10,260
Residential Mortgages	48,257	103,745	3,783
Multi-Family Mortgages	335	1,290	—
Consumer	2,399	3,178	2,986
Construction and Land	600	—	—

Non-Performing Loans Held-for-Investment	$65,179	$133,833	$17,029
Non-Performing Loans Held-for-Sale	33,137	60,858	—
Other Real Estate	7,149	17,410	222

Total Non-Performing Assets	$105,465	$212,101	$17,251

Allowance for Loan Losses to Non-Performing Loans Held-for-Investment	338%	158%	815%
Allowance for Loan Losses to Total Loans Held-for-Investment	.67	.69	.87
Non-Performing Loans to Total Loans Held-for-Investment	.20	.44	.11
Non-Performing Assets to Total Assets	.18	.35	.06
     Non-performing loans held-for-investment includes loans ninety days past due and still accruing totaling $4.9 million, $5.3 million and $5.4 million at September 30, 2005, December 31, 2004 and September 30, 2004, respectively.
     Non-performing assets totaled $105.5 million, a decrease of $106.6 million or 50% when compared to $212.1 million at December 31, 2004. The increase in non-performing assets at December 31, 2004 when compared to September 30, 2004 resulted from the GreenPoint acquisition. GreenPoint had $213.0 million in non-performing assets at September 30, 2004. The decline in all categories throughout 2005 has been accomplished through bulk sales, diligent work out efforts and property sales.
     Future levels of non-performing assets will be influenced by prevailing economic conditions and the impact of those conditions on our customers, prevailing interest rates, unemployment rates, property values, and other internal and external factors, including potential sales of such assets.

NOTE 4 — ALLOWANCE FOR LOAN LOSSES
A summary of changes in the allowance for loan losses for loans held-for-investment is shown below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2005	2004	2005	2004
Balance at Beginning of Period	$217,872	$138,008	$211,097	$122,733
Allowance from Acquisition	—	—	—	10,251
Provision For Loan Losses	9,000	6,500	27,000	19,500

Total	226,872	144,508	238,097	152,484
Recoveries Credited to the Allowance	3,477	3,894	12,621	9,580
Losses Charged to the Allowance	(10,002)	(9,605)	(30,371)	(23,267)

Balance at End of Period	$220,347	$138,797	$220,347	$138,797

Annualized Net Charge-offs to Average Loans, net	.08%	.15%	.07%	.13%

NOTE 5 — FEDERAL FUNDS PURCHASED AND COLLATERALIZED BORROWINGS
The expected maturity or repricing of Federal Home Loan Bank (“FHLB”) Advances and Repurchase Agreements at September 30, 2005 is as follows:

(dollars in thousands)	FHLB	Average	Repurchase	Average		Total Average
Maturity/Repricing	Advances	Rate (1)	Agreements	Rate (1)	Total (2)	Rate (1)
2005	$2,225,015	3.71%	$1,553,781	3.61%	$3,778,796	3.67%
2006	300,000	3.86	1,200,000	2.96	1,500,000	3.14
2007	150,000	3.77	700,000	3.05	850,000	3.18
2008	1,050,000	2.50	800,000	4.13	1,850,000	3.21
2009	200,000	2.93	—	—	200,000	2.93
Thereafter	100,000	5.90	400,000	4.38	500,000	4.68

Total	$4,025,015	3.42%	$4,653,781	3.51%	$8,678,796	3.47%

(1)	Reflects the impact of purchase accounting adjustments and interest rate swaps.

(2)	Excludes $129.3 million and $64.9 million in purchase accounting discounts on FHLB Advances and Repurchase Agreements, respectively.
At September 30, 2005, Federal Funds Purchased totaled $700 million.
Interest rate swaps were used to convert $75 million in Repo’s from variable rates to fixed rates. These swaps qualify as cash flow hedges and are explained in more detail in “Note 9 — Derivative Financial Instruments.”
NOTE 6 — OTHER BORROWINGS
The following table summarizes other borrowings outstanding as of the dates indicated:
SUBORDINATED NOTES

	September 30,	December 31,	September 30,
(in thousands)	2005	2004	2004
Parent Company:
5.875% Subordinated Notes due August 2012	$349,386	$349,319	$349,296
5.0% Subordinated Notes due August 2012	150,000	150,000	150,000
Subsidiary Bank:
9.25% Subordinated Bank Notes due October 2010	180,127	184,474	—

Total Subordinated Notes	679,513	683,793	499,296
Fair Value Hedge Adjustment	(28,519)	(22,888)	(20,461)

Total Subordinated Notes Carrying Amount	$650,994	$660,905	$478,835

     $350 million of 5.875% Subordinated Notes and $150 million of 5% Fixed Rate/Floating Rate Subordinated Notes which mature in 2012, were issued in August 2002. These issuances qualify as Tier II capital for regulatory purposes. The 5.875% Subordinated Notes bear interest at a fixed rate through maturity, pay interest semi-annually and are not redeemable prior to maturity. The Fixed Rate/Floating Rate Notes bear interest at a fixed rate of 5% per annum for the first five years, and convert to a floating rate thereafter until maturity based on three-month LIBOR plus 1.87%. Beginning in the sixth year, we have the right to redeem the Fixed Rate/Floating Rate Notes at par plus accrued interest. There are $500 million in pay floating swaps, designated as fair value hedges, that were used to convert the stated fixed rate on these Notes to variable rates indexed to three-month LIBOR. (See Note 9 — “Derivative Financial Instruments” for additional information).
     In October 2004, we assumed $150 million of 9.25% Subordinated Bank Notes from GreenPoint. The 9.25% Subordinated Bank Notes mature in 2010, pay interest semi-annually and currently qualifies as Tier II capital for regulatory purposes. The 9.25% Subordinated Bank Notes were recorded at fair value as of the acquisition date and include the remaining fair value discount of $30.1 million and $34.6 million at September 30, 2005 and December 31, 2004, respectively, which reduced the effective cost of funds to 4.61%.
JUNIOR SUBORDINATED DEBT (related to Trust Preferred Securities):

	September 30,	December 31,	September 30,
(in thousands)	2005	2004	2004
8.70% Junior Subordinated Debt — due December 2026	$102,836	$102,827	$102,824
8.00% Junior Subordinated Debt — due December 2027	102,807	102,798	102,795
8.17% Junior Subordinated Debt — due May 2028	46,547	46,547	46,547
9.10% Junior Subordinated Debt — due June 2027	236,214	237,251	—

Total Junior Subordinated Debt	488,404	489,423	252,166
Fair Value Hedge Adjustment	10,300	15,165	15,194

Total Junior Subordinated Debt Carrying Amount	$498,704	$504,588	$267,360

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
     In October 2004, we assumed $200 million of 9.10% Capital Securities previously issued by GreenPoint through a wholly-owned Statutory Business Trust. The corresponding Junior Subordinated Debt of $206.2 million previously issued was recorded at fair value as of the acquisition date and includes the remaining fair value discount of $30.0 million and $31.1 million at September 30, 2005 and December 31, 2004, respectively, which reduced the effective cost of funds to 7.63%.
     $245 million in pay floating swaps, designated as fair value hedges, were used to convert a corresponding amount in Junior Subordinated Debt from their stated fixed rates to variable rates indexed to three-month LIBOR. (See Note 9 — “Derivative Financial Instruments” for additional information.)
SENIOR NOTES:

	September 30,	December 31,
(in thousands)	2005	2004
3.20% Senior Notes — due June 2008	$344,426	$342,869
Fair Value Hedge Adjustment	(8,732)	(2,044)

Total Senior Notes Carrying Amount	$335,694	$340,825

     In October 2004, $350 million of 3.20% Senior Notes were assumed from GreenPoint. The 3.20% Senior Notes mature in 2008, and pay interest semi-annually. These Notes were recorded at fair value as of the acquisition date and include the remaining fair value premium of $5.6 million and $7.1 million at September 30, 2005 and December 31, 2004, respectively, which increased the effective cost of funds to 3.84%.

     Pay floating swaps of $350 million, designated as fair value hedges, were used to convert the stated fixed rate on these notes to variable rates indexed to the three-month LIBOR. (See Note 9 — “Derivative Financial Instruments” for additional information).
NOTE 7 — MORTGAGE SERVICING RIGHTS
     The following table sets forth the change in the carrying value and fair value of mortgage servicing rights for the periods indicated:

	At and for the	At and for the
	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2005	September 30, 2005
Mortgage Servicing Rights:
Balance at Beginning of Period	$288,453	$254,857
Originations	28,276	108,770
Purchases	—	660
Amortization	(23,183)	(63,763)
Sales	(768)	(7,746)

Balance at End of Period	$292,778	$292,778

Valuation Allowance:
Balance at Beginning of Period	$(34,971)	$—
Temporary Recovery/(Impairment) on Mortgage Servicing Rights	9,540	(25,431)

Balance at End of Period	$(25,431)	$(25,431)

Mortgage Servicing Rights, net	$267,347	$267,347

Fair Value at September 30, 2005	$269,804	$269,804

Ratio of mortgage servicing rights to related loans serviced for others	0.78%	0.78%
The components of the managed servicing portfolio were:

(in thousands)	September 30, 2005
Loans serviced for others	$34,231,926
Owned loans serviced	$16,531,034

Total managed servicing portfolio	$50,762,960

     In estimating the fair value of the Mortgage Servicing Rights at September 30, 2005, we utilized a weighted average prepayment rate of 28.1% (includes default rate), a weighted average life of 3.3 years and a discount rate of 10.5%.
     At September 30, 2005, the sensitivities to immediate 10% and 20% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $14 million and $26 million, respectively.
     At September 30, 2005, the carrying value of the mortgage servicing rights as a percentage of the unpaid principal balance of the loans serviced was 88 basis points. The weighted average service fee on the underlying loans was 28 basis points, resulting in a multiple of the mortgage servicing rights carrying value to the weighted average service fee of 3.14.
NOTE 8 — REPRESENTATION AND WARRANTY RESERVE
     The representation and warranty reserve is available to cover probable losses inherent with the sale of loans in the secondary market. In the normal course of business, certain representations and warranties are made to investors at the time of sale, which permit the investor to return the loan to us or require us to indemnify the investor (make whole) for any losses incurred by the investor while the loan remains outstanding. The representation and warranty reserve is included in accrued expenses and other liabilities in the consolidated balance sheet.

     The following table sets forth the changes in the representation and warranty reserve for the periods indicated:

	At and for the	At and for the
	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2005	September 30, 2005
Balance at Beginning of Period	$129,116	$97,066
Provisions for Estimated Losses (1)	18,647	66,244
Losses Incurred	(12,695)	(28,242)

Balance at End of Period	$135,068	$135,068

(1)	The provision is recognized as a reduction to the gain on sale of loans recorded in the accompanying consolidated statements of income.
NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS
     The use of derivative financial instruments creates exposure to credit risk. This credit exposure relates to losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this exposure to non-performance, we deal only with counterparties of good credit standing and have established counterparty credit limits. In connection with our interest rate risk management process, we periodically enter into interest rate derivative contracts. These derivative interest rate contracts may include interest rate swaps, caps, and floors and are used to modify the repricing characteristics of specific assets and liabilities. We have not utilized interest rate caps or floors for any periods presented in these financial statements.
The following table details the current interest rate swaps and associated hedged liabilities outstanding as of September 30, 2005:

(dollars in thousands)	Hedged	Notional	Fixed	Variable
Maturity	Liability	Amount	Interest Rate	Interest Rate
Pay Fixed Swaps
2008	Repurchase Agreements	$75,000	6.14%	3.75%

Pay Floating Swaps
2007	5.00% Subordinated Notes	$150,000	5.00%	3.79%
2008	3.20% Senior Notes	350,000	3.20	3.76
2012	5.875% Subordinated Notes	350,000	5.88	3.79
2026	8.70% Junior Subordinated Debt	100,000	8.70	3.87
2027	8.00% Junior Subordinated Debt	100,000	8.00	3.87
2028	8.17% Junior Subordinated Debt	45,000	8.17	3.69

		$1,095,000

     At September 30, 2005, $75 million in pay fixed swaps, designated as cash flow hedges, were outstanding. These agreements change the repricing characteristics of certain repurchase agreements, requiring us to make periodic fixed rate payments and receive periodic variable rate payments indexed to three-month LIBOR, based on a common notional amount and identical payment and maturity dates. As of September 30, 2005, these swaps had an unrealized loss of $2.9 million, which is recorded as a component of other liabilities (the net of tax balance of $1.6 million is reflected in stockholders’ equity as a component of accumulated other comprehensive loss). The use of pay fixed swaps outstanding increased interest expense by $.5 million and $1.5 million in the third quarters of 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, these swaps increased interest expense by $2.3 million and $6.6 million, respectively. The decline in swap related interest expense was due primarily to the maturity of $100 million in the second quarter of 2004. Based upon the current interest rate environment, approximately $.7 million of the $1.6 million after tax unrealized loss is expected to be reclassified from accumulated other comprehensive loss in the next twelve months.
     At September 30, 2005, $1.1 billion of pay floating swaps, designated as fair value hedges, were outstanding. Each hedging relationship that comprises the $1.1 billion in pay floating swaps qualified for the short cut method of accounting as prescribed by SFAS 133. $350 million in pay floating swaps were used to convert the stated fixed rate on the 5.88% subordinated notes to variable rates indexed to three-month LIBOR. The swap term and payment dates match the related terms of the subordinated notes. $150 million in pay floating swaps were used to convert the stated fixed rate on the 5% subordinated notes to variable rates indexed to three-month LIBOR. The swap terms are for five years, matching the period of time the subordinated notes pay a fixed rate. Beginning in the sixth year, we have the right to redeem the fixed rate/floating rate notes at par plus accrued interest or the interest rate converts to a spread over three month LIBOR. At September 30, 2005, the fair value adjustment on these swaps resulted in a loss of $28.5 million and is reflected as a component of other liabilities. The carrying amount of the $500 million in subordinated notes was decreased by an identical amount. These swaps increased interest expense by approximately $.4 million and reduced interest expense by $2.2 million in the third quarters of 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, these swaps reduced interest expense by $.8 million and $7.5 million, respectively. There was no hedge ineffectiveness recorded in the Consolidated Statements of Income on these transactions for all periods reported.
     $350 million of pay floating swaps were used to convert the stated fixed rate on the 3.20% senior notes to variable rates indexed to three-month LIBOR. The swap term and payment dates match the related terms of the senior notes. At September 30, 2005, the fair value adjustment on the swaps resulted in a loss of $8.7 million and is reflected as a component of other liabilities. The carrying amount of the $350 million in senior notes was decreased by an identical amount. These swaps had a minimal impact on interest expense during the third quarter of 2005. For the nine months ended September 30, 2005 these swaps reduced interest expense by $1.3 million. There was no hedge ineffectiveness recorded in the Consolidated Statements of Income on these transactions for all periods reported.
     Interest rate swap agreements were also used to change the repricing characteristics of $245 million in Junior Subordinated Debt from their stated fixed rates to variable rates indexed to three-month LIBOR. The swaps contain payment dates, maturity dates and embedded call options held by the counterparty (exercisable in approximately three years), which are identical to the terms and call provisions contained in the Junior Subordinated Debt. At September 30, 2005, the fair value adjustment on these swaps resulted in a gain totaling $10.3 million and is reflected as a component of other assets. The carrying amount of the $245 million in Junior Subordinated Debt was increased by an identical amount. These swaps decreased interest expense by $1.9 million and $3.1 million in the third quarters of 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, these swaps reduced interest expense by $6.6 million and $9.8 million, respectively. There was no hedge ineffectiveness recorded in the Consolidated Statements of Income from these transactions for each period reported.
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
     The notional amount of all forward contracts was $3.0 billion at September 30, 2005. The forward contracts designated as fair value hedges associated with mortgage loans held-for-sale had a notional value of $2.1 billion at September 30, 2005. The notional amount of forward contracts used to manage the risk associated with interest rate lock commitments on mortgage loans was $823 million at September 30, 2005.

     The following table shows hedge ineffectiveness on fair value hedges included in gain on sale of loans for the three and nine months ended September 30, 2005:

	For the	For the
	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2005	September 30, 2005
Loss on Hedged Mortgage Loans	$(8,559)	$(6,390)
Gain on Derivatives	8,218	4,845

Hedge Ineffectiveness	$(341)	$(1,545)

NOTE 10 — OTHER COMMITMENTS AND CONTINGENT LIABILITIES
Credit Related Commitments
     We extend traditional off-balance sheet financial products to meet the financing needs of our customers. They include commitments to extend credit, lines of credit and letters of credit. Funded commitments are reflected in the consolidated financial statements.
Retail Banking
     Our retail banking segment provides the following types of off-balance sheet financial products to its customers:
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
The following table presents total commitments and letters of credit outstanding for our retail banking segment at September 30, 2005:

(in thousands)	2005
Commitments to Extend Credit on Loans Held-for-Investment (2)	$3,912,397
Standby Letters of Credit (1) (2)	482,327
Commercial Letters of Credit (2)	23,061

(1)	Standby letters of credit are considered guarantees and are reflected in other liabilities in the accompanying Consolidated Balance Sheet at their estimated fair value of $1.5 million as of September 30, 2005. The fair value of these instruments is recognized as income over the initial term of the guarantee.

(2)	At September 30, 2005, commitments to extend credit on loans held-for-investment with maturities of less than one year totaled $2.3 billion, while $1.6 billion mature between one to three years. Standby and commercial letters of credit are issued with original maturity terms of twelve months or less.

Mortgage Banking
     At September 30, 2005, the pipeline of residential mortgage loans (including Home Equity Lines of Credit) was $6.4 billion and included $1.8 billion of fixed rate loans and $4.6 billion of adjustable rate loans. The pipeline represents total applications received but not yet funded.
     We are also contractually committed to fund the undrawn portion of Home Equity Lines of Credit (HELOCs), which were previously originated. This commitment extends to both HELOCs held-for-sale and those previously sold with servicing retained.
     The following table presents the mortgage banking segment’s commitments and home equity lines of credit outstanding at September 30, 2005:

(in thousands)	2005
Commitments to Originate Mortgage Loans Held-for-Sale	$6,376,081
Commitments to Fund HELOC’s	628,343
NOTE 11 — RETIREMENT AND OTHER EMPLOYEE BENEFITS
The components of net periodic benefit costs for pension and post-retirement benefits are as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
(in thousands)	Pension		Post-Retirement		Pension		Post-Retirement
Components of Net Periodic Benefit Cost:
Service Cost	$2,114	$1,531	$365	$178	$7,240	$3,706	$1,391	$544
Interest Cost	2,689	1,802	220	409	7,889	4,797	1,628	1,110
Expected Return on Plan Assets	(5,306)	(3,626)	(63)	(64)	(15,254)	(8,175)	(191)	(64)
Amortization of Prior Service Cost	(40)	(66)	(20)	(20)	(172)	(198)	(60)	(60)
Amortization of Transition Asset/Obligation	—	(107)	73	73	(131)	(321)	219	219
Recognized Actuarial Loss/(Gain)	217	255	(170)	67	763	771	18	229

Net Periodic Benefit Cost	$(326)	$(211)	$405	$643	$335	$580	$3,005	$1,978

     In the third quarter of 2005, we made a $17.0 million contribution to the pension plan. We also made a $3.3 million contribution to the post-retirement benefit plan in the fourth quarter of 2005.
Bank Owned Life Insurance
     We maintain three Bank Owned Life Insurance Trusts (commonly referred to as BOLI). The BOLI trusts were formed to offset future employee benefit costs and to provide additional benefits due to their tax exempt nature. Only officer level employees, who have consented, have been insured under the program.
     The underlying structure of the original BOLI trust required that the assets supporting the program be recorded on the consolidated balance sheet. At September 30, 2005, $214.7 million of assets held by this trust were principally included in the available-for-sale securities portfolio in the accompanying Consolidated Balance Sheet. The related income is reflected on the accompanying Consolidated Statement of Income as a component of interest income. The two other BOLI trusts were obtained through previous acquisitions. Based on the underlying structure of these trusts, the cash surrender value of the life insurance policies held by the trusts are required to be classified as a component of other assets on the Consolidated Balance Sheet. The related income is reflected on the accompanying Consolidated Statement of Income as a component of other operating income. The cash surrender value held by these trusts was $207.4 million at September 30, 2005.

NOTE 12 — BUSINESS SEGMENTS
     As a result of the October 2004 acquisition of GreenPoint, we acquired a national mortgage business. Accordingly, we have divided our operating activity into two primary business segments: Retail Banking and Mortgage Banking.
     The retail banking business provides a full range of banking products and services principally through 362 branches located throughout the Tri-State area. The mortgage banking segment is conducted through GreenPoint Mortgage, which is in the business of originating, selling and servicing a wide variety of mortgages secured by 1-4 family residences and small commercial properties, on a nationwide basis.
     We changed our segment reporting structure in the fourth quarter of 2004, to reclassify our financial services division into the retail banking segment. The financial services division had previously been reported as a separate operating segment. The products offered by this segment included the sale of alternative investment products (mutual funds and annuities), trust services, discount brokerage and investment management. The primary delivery channel for these products is the retail bank’s branches. As a result of the previously mentioned realignment, this area reports directly to the head of retail banking and from a budgeting and performance measurement perspective it is viewed as a component of the retail bank.
     The segment information presented in the table below is prepared according to the following methodologies:
•	Revenues and expenses directly associated with each segment are included in determining net income.

•	Transactions between segments are based on specific criteria or appropriate third party rates.

•	Inter-company eliminations are reflected in the “Other” column.
     Management believes that the following table provides a reasonable representation of each segment’s contribution to consolidated net income for the three months ended September 30, 2005.

	Retail	Mortgage	Segment		Consolidated
(in thousands)	Banking	Banking	Totals	Other	Operations
Three Months Ended September 30, 2005
Net Interest Income	$411,481	$22,919	$434,400	$150	$434,550
Provision for Loan Losses	9,000	—	9,000	—	9,000

Net Interest Income After Provision for Loan Losses	402,481	22,919	425,400	150	425,550

Non-Interest Income:
Gain on Sale of Loans Held-for-Sale	—	125,249	125,249	(11,662)	113,587
Gain on Sale of Loans Held-for-Investment	1,532	—	1,532	—	1,532
Customer Related Fees & Service Charges	41,980	—	41,980	—	41,980
Mortgage Servicing Fees	—	16,177	16,177	(13,035)	3,142
Temporary Recovery — Mortgage Servicing Rights	—	9,540	9,540	—	9,540
Investment Management, Commissions & Trust Fees	8,780	—	8,780	—	8,780
Other Operating Income	9,989	1,344	11,333	—	11,333
Securities Gains, net	840	—	840	—	840

Total Non-Interest Income	63,121	152,310	215,431	(24,697)	190,734

Non-Interest Expense:
Employee Compensation & Benefits	89,456	46,844	136,300	—	136,300
Occupancy & Equipment Expense, net	39,066	9,941	49,007	—	49,007
Other Operating Expense	59,542	22,036	81,578	(12,885)	68,693

Total Non-Interest Expense	188,064	78,821	266,885	(12,885)	254,000

Income Before Income Taxes	277,538	96,408	373,946	(11,662)	362,284
Provision for Income Taxes	89,409	40,477	129,886	(4,898)	124,988

Net Income	$188,129	$55,931	$244,060	$(6,764)	$237,296

Total Assets	$52,790,476	$5,109,917	$57,900,393	$—	$57,900,393

     Management believes that the following table provides a reasonable representation of each segment’s contribution to consolidated net income for the nine months ended September 30, 2005.

	Retail	Mortgage	Segment		Consolidated
(in thousands)	Banking	Banking	Totals	Other	Operations
For the Nine Months Ended September 30, 2005
Net Interest Income	$1,281,628	$85,790	$1,367,418	$524	$1,367,942
Provision for Loan Losses	27,000	—	27,000	—	27,000

Net Interest Income After Provision for Loan Losses	1,254,628	85,790	1,340,418	524	1,340,942

Non-Interest Income:
Gain on Sale of Loans Held-for-Sale	—	379,627	379,627	(40,095)	339,532
Gain on Sale of Loans Held-for-Investment	5,824	—	5,824	—	5,824
Customer Related Fees & Service Charges	125,888	—	125,888	—	125,888
Mortgage Servicing Fees	—	42,870	42,870	(30,116)	12,754
Temporary Impairment — Mortgage Servicing Rights	—	(25,431)	(25,431)	—	(25,431)
Investment Management, Commissions & Trust Fees	30,138	—	30,138	—	30,138
Other Operating Income	31,504	6,184	37,688	—	37,688
Securities Gains, net	16,358	—	16,358	—	16,358

Total Non-Interest Income	209,712	403,250	612,962	(70,211)	542,751

Non-Interest Expense:
Employee Compensation & Benefits	268,251	142,433	410,684	—	410,684
Occupancy & Equipment Expense, net	112,759	29,151	141,910	—	141,910
Other Operating Expense	168,867	58,578	227,445	(29,591)	197,854

Total Non-Interest Expense	549,877	230,162	780,039	(29,591)	750,448

Income Before Income Taxes	914,463	258,878	1,173,341	(40,096)	1,133,245
Provision for Income Taxes	302,974	108,713	411,687	(16,839)	394,848

Net Income	$611,489	$150,165	$761,654	$(23,257)	$738,397

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Changes and Error Corrections
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change in net income for the period of the change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. Our adoption of SFAS No. 154 will not have an impact on our financial condition or results of operations.
Accounting for Stock Based Compensation
     In December 2004, the FASB issued SFAS No. 123R “Accounting for Stock Based Compensation, Share Based Payment”, (SFAS 123R) replaces the guidance prescribed in SFAS 123. SFAS 123R requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The associated costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The SEC recently delayed the effective date of SFAS 123R. The new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year beginning after June 15, 2005. Adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

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

Summary
Business Overview
     North Fork Bancorporation, Inc. is a regional bank holding company organized under the laws of the State of Delaware and registered as a “bank holding company” under the Bank Holding Company Act of 1956, as amended. We are committed to providing superior customer service, while offering a full range of banking products and financial services, to both our consumer and commercial customers. Our primary subsidiary North Fork Bank operates from 362 retail bank branches in the Tri-state area. We operate GreenPoint Mortgage Funding Inc. (“GreenPoint Mortgage” or “GPM”), a nationwide mortgage business headquartered in Novato, California. Through our other non-bank subsidiaries, we offer financial products and services to our customers including asset management, securities brokerage, and the sale of alternative investment products. We also operate a second subsidiary bank, Superior Savings of New England, N.A., headquartered in Branford, Connecticut which focuses on telephonic and media-based generation of deposits.
     In 2004, we completed two strategically important and accretive acquisitions more than doubling our total assets, expanded our geographic presence in northern and central New Jersey and transformed our institution into one of the twenty largest banking organizations in the United States, with approximately $58 billion in assets at September 30, 2005. (See Item 1, Condensed Notes to the Consolidated Financial Statements — Note 1 — Business and Summary of Significant Accounting Policies for additional information).
     As a result of acquiring a nationwide mortgage business, we have divided our operating activities into two primary business segments (Retail Banking and Mortgage Banking):
     Retail Banking — Our retail banking operation is conducted principally through North Fork Bank. North Fork Bank operates 362 branches located in the Tri-state area, through which we provide a full range of banking products and services to both commercial and consumer clients. We are a significant provider of commercial and commercial real estate loans, multi-family mortgages, construction and land development loans, asset based lending services, lease financing and business credit services, including lines of credit. Our consumer lending operations emphasize indirect automobile loans. We offer our customers a complete range of deposit products through our branch network and on-line banking services. We provide our clients, both commercial and consumer, with a full complement of cash management services including on-line banking, and offer directly or through our securities and insurance affiliates a full selection of alternative investment products. We also provide trust, investment management and custodial services through North Fork Bank’s Trust Department and investment advisory services through our registered investment advisor.
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
     Mortgage Banking — We entered into the national mortgage business through our October 2004 purchase of GreenPoint. GreenPoint Mortgage originates single-family and small commercial mortgages throughout the country. Most loans are originated through a national wholesale loan broker and correspondent lender network. GPM offers a broad range of mortgage loan products in order to provide maximum flexibility to its borrowers. These products include Jumbo A, specialty, conforming agency mortgage loans and home equity loans. After origination, GPM packages mortgage loans for whole loan sale into the secondary market and, from time to time, for securitization. Also, certain products including commercial mortgages, are retained in the Bank’s loan portfolio. GPM has established loan distribution relationships with various financial institutions such as banks, investment banks, broker-dealers, and real estate investment trusts (REITs), as well as both Fannie Mae and Freddie Mac. During the third quarter of 2005, we experienced origination volume of $10.4 billion and sold $10.9 billion with an average gain on sale margin of 104 basis points. The composition of total loan originations was: 46% Specialty, 34% Jumbo A, 12% Home Equity and 8% Agency. Option arms, both Alt-A and Jumbo A, accounted for 34% of third quarter originations compared to 29% in the second quarter of 2005. All option ARM originations are sold into the secondary market, servicing released. Consistent with the second quarter, new purchases represented 48% of production in the third quarter of 2005. The weighted average FICO score for originations in the quarter was 721. We do not originate sub prime loans, nor will we sacrifice quality to drive origination volume and gain on sales.

     GPM also engages in mortgage loan servicing, which includes customer service, escrow administration, default administration, payment processing, investor reporting and other ancillary services related to the general administration of mortgage loans. As of September 30, 2005, GPM’s mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $50.8 billion, of which $34.2 billion was serviced for investors other than North Fork. Loans held-for-sale totaled $4.7 billion, while the pipeline was $6.4 billion ($2.3 billion was covered under interest rate lock commitments) at September 30, 2005.
     The following table sets forth a summary reconciliation of each business segment’s contribution to consolidated after-tax earnings as reported. (See “Mortgage Banking” section of Management’s Discussion and Analysis and Item 1, Condensed Notes to the Consolidated Financial Statements — Note 12 Segment Reporting — for additional information).
Segment Results

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
Summary Consolidated Net Income	Contribution		Contribution
(dollars in thousands)	$	%	$	%
Retail Banking	$188,129	79%	$611,489	83%
Mortgage Banking (1)	49,167	21	126,908	17

Consolidated Net Income	$237,296	100%	$738,397	100%

(1)	Excludes net inter-company activity of $6.8 million and $23.3 million, after taxes for the three and nine months ended September 30, 2005, respectively.

Financial Overview
Selected financial highlights for the three and nine months ended September 30, 2005 and 2004 are set forth in the table below. The succeeding discussion and analysis describes the changes in components of operating results.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands, except ratios & per share amounts)	2005	2004	2005	2004
Earnings:
Net Income	$237,296	$119,728	$738,397	$331,244

Per Share:
Earnings Per Share — Basic	$.50	$.47	$1.58	$1.39
Earnings Per Share — Diluted	.50	.47	1.55	1.37
Cash Dividends	.22	.22	.66	.62
Dividend Payout Ratio	44%	48%	43%	47%
Book Value	$19.38	$9.49	$19.38	$9.49
Tangible Book Value (2)	$6.75	$5.44	$6.75	$5.44
Average Equivalent Shares — Basic	470,004	252,162	468,644	237,398
Average Equivalent Shares — Diluted	475,627	255,485	474,957	241,082
Selected Ratios:
Return on Average Total Assets	1.60%	1.75%	1.64%	1.82%
Return on Average Tangible Assets (1)	1.83	1.85	1.87	1.90
Return on Average Equity	10.13	19.66	10.78	22.53
Return on Average Tangible Equity (1)	29.43	35.32	32.21	36.67
Yield on Interest Earning Assets (3)	5.47	5.47	5.48	5.51
Cost of Funds	2.39	1.63	2.22	1.62
Net Interest Margin (3)	3.52	4.23	3.63	4.27
Efficiency Ratio (4)	39.15	37.62	37.14	36.27
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

(2)	Tangible book value is calculated by dividing period-end stockholders’ equity, less period-end goodwill and identifiable intangible assets, by period end shares outstanding. (See detailed schedule on exhibit 99.1).

(3)	Presented on a tax equivalent basis.

(4)	The efficiency ratio, which represents a non-GAAP measure, is defined as the ratio of non-interest expense net of amortization of identifiable intangibles and other real estate expenses to net interest income on a tax equivalent basis and non-interest income net of securities gains, gains on sale of loans held-for-investment and temporary recovery/(impairment) on mortgage servicing rights.

Financial Results
     Highlights in the quarter ended September 30, 2005 include:
•	98% increase in net income for the third quarter compared to 2004, with a 6% increase in diluted earnings per share

•	Returns on average tangible equity and tangible assets of 29.4% and 1.83%

•	26% annualized growth in commercial loans

•	25% decline in non-performing assets

•	A $1.8 billion reduction in borrowings as the balance sheet repositioning continued during the quarter (See Balance Sheet Repositioning Section below for additional information)

•	Strong mortgage loan originations of $10.4 billion from our mortgage banking subsidiary

•	Declaration of a regular quarterly cash dividend of $.22 per common share

•	An increase in the common share repurchase program to 15.7 million shares
Balance Sheet Repositioning
As the yield curve continued to flatten and as short term interest rates rose steadily, we decided that it would be prudent to pay off borrowings from proceeds received from asset sales and from recurring cash flows from the securities and 1-4 residential loan portfolios. This program commenced in the latter stages of the second quarter, continued through the current quarter and we expect that it will continue for the remainder of the year. This decision, while allowing us to stabilize our net interest margin, has also reduced net interest income in the near term. Since the acquisition of GreenPoint we have been consciously changing the characteristics of the loan portfolio by adding commercial loans and reducing our reliance on residential mortgages. This transformation is highlighted by the fact that residential mortgages represent 48% of total loans as compared to 51% at December 31, 2004. The reduced level of interest earning assets has allowed us to redeploy the resulting level of excess capital into our recently announced share repurchase program.
Since the inception of the program, we have reduced short-term borrowings by $3.4 billion by using the proceeds from the sale of $2.4 billion in securities and residential loans held-for-investment in the second quarter of 2005 and $1.0 billion in cash flows generated from our securities portfolio in the third quarter of 2005. We recently announced an increase in our share repurchase program of up to 15.7 million shares, we have repurchased 4.6 million shares at an average price of $24.72.
The balance sheet repositioning decreased average interest earning assets by $2.7 billion on a linked quarter basis. While this decline in average interest earning assets reduced net income and earnings per share during the current quarter, it stabilized our net interest margin, which declined 7 basis points over the same period. We have and will continue to utilize cash flows generated from our securities portfolio and deposit growth to fund higher yielding commercial loans. We anticipate that the net interest margin will remain stable for the remainder of the year. However, it is important to note that future net interest income, margin trends, and earnings per share trends will continue to be dependent upon the magnitude of commercial loan demand, deposit growth and the movement of market interest rates. Future operating results will also be impacted by trends in the overall economy.

Net Income
     Net income for the third quarter ended September 30, 2005 was $237.3 million or diluted earnings per share of $.50 compared to $119.7 million or $.47 diluted earnings per share in the comparable prior year period. Returns on average tangible equity and average tangible assets during the third quarter were 29.4% and 1.8%, respectively, compared to 35.3% and 1.9% in the third quarter of 2004.
     Net income for the nine months ended September 30, 2005 was $738.4 million, or diluted earnings per share of $1.55 as compared to $331.2 million or diluted earnings per share of $1.37 for the same period of 2004. Returns on average tangible equity and average tangible assets were 32.2% and 1.9%, respectively, during the nine months ended September 30, 2005, as compared to 36.7% and 1.9%, respectively, for the comparable prior year period.
Net Interest Income
     Net interest income is the difference between interest income earned on assets, such as loans and securities and interest expense incurred on liabilities, such as deposits and borrowings. Net interest income constituted 69% of total revenue (defined as net interest income plus non-interest income) for the period. Net interest income is affected by the level and composition of assets, liabilities and equity, as well as the general level of interest rates and changes in interest rates.
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

The following table presents an analysis of net interest income (on a tax equivalent basis) by each major category of interest-earning assets and interest-bearing liabilities for the three months ended September 30,:

	2005			2004
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans Held-for-Investment (2)(5)	$32,361,793	$471,627	5.78%	$15,659,594	$239,080	6.07%
Loans Held-for-Sale (2)	5,401,495	69,840	5.13	—	—	—
Securities (1)	12,531,822	152,447	4.83	8,823,732	103,113	4.65
Money Market Investments	38,668	529	5.43	574,036	2,210	1.53

Total Interest Earning Assets	50,333,778	$694,443	5.47%	25,057,362	$344,403	5.47%

Non-Interest Earning Assets:
Cash and Due from Banks	1,012,515			612,732
Other Assets (1)	7,385,622			1,515,319

Total Assets	$58,731,915			$27,185,413

Interest Bearing Liabilities:
Savings, NOW & Money Market Deposits	$21,419,573	$91,316	1.69%	$11,017,089	$22,921	.83%
Time Deposits	8,223,189	49,397	2.38	3,685,260	13,805	1.49

Total Savings and Time Deposits	29,642,762	140,713	1.88	14,702,349	36,726	.99

Federal Funds Purchased & Collateralized Borrowings	10,057,604	86,343	3.41	3,534,757	33,880	3.81
Other Borrowings (4)	1,505,651	20,684	5.45	724,181	7,248	3.98

Total Borrowings	11,563,255	107,027	3.67	4,258,938	41,128	3.84

Total Interest Bearing Liabilities	$41,206,017	$247,740	2.39	$18,961,287	$77,854	1.63

Interest Rate Spread			3.08%			3.84%
Non-Interest Bearing Liabilities:
Demand Deposits	$7,547,759			$5,444,217
Other Liabilities	684,278			357,793

Total Liabilities	49,438,054			24,763,297
Stockholders’ Equity	9,293,861			2,422,116

Total Liabilities and Stockholders’ Equity	$58,731,915			$27,185,413

Net Interest Income and Net Interest Margin (3)		$446,703	3.52%		$266,549	4.23%
Less: Tax Equivalent Adjustment		(12,153)			(7,074)

Net Interest Income		$434,550			$259,475

(1)	Unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(2)	For purposes of these computations, non-accrual loans are included in average loans. Average loans held-for-sale and related interest income during 2004, was not meaningful.

(3)	Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investments in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after-tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.78, $1.72, $1.57, $1.12, and $1.07, respectively, for the three months ended September 30, 2005; and $1.77, $1.67, $1.55, $1.17, and $1.10, respectively, for the three months ended September 30, 2004.

(4)	For purposes of these computations, the fair value adjustments from hedging activities are included in the average balance of the related hedged item and the impact of the hedge is included as an adjustment to interest expense.

(5)	The average rate on residential loans and all other loans was approximately 5.0% and 6.5%, respectively, for the three months ended September 30, 2005,

     The following table presents an analysis of net interest income (on a tax equivalent basis) by each major category of interest-earning assets and interest-bearing liabilities for the nine months ended September 30,:

	2005			2004
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans Held-for-Investment (2)	$32,096,673	$1,399,125	5.83%	$14,028,748	$647,110	6.16%
Loans Held-for-Sale (2)	5,383,660	209,753	5.21	—	—	—
Securities (1)	14,084,642	506,831	4.81	8,218,882	278,983	4.53
Money Market Investments	70,844	1,959	3.70	292,804	2,932	1.34

Total Interest Earning Assets	51,635,819	$2,117,668	5.48%	22,540,434	$929,025	5.51%

Non-Interest Earning Assets:
Cash and Due from Banks	1,028,028			620,626
Other Assets (1)	7,470,504			1,130,841

Total Assets	$60,134,351			$24,291,901

Interest Bearing Liabilities:
Savings, NOW & Money Market Deposits	$21,465,322	$243,367	1.52%	$9,870,924	$57,040	.77%
Time Deposits	7,888,741	123,255	2.09	3,269,359	36,852	1.51

Total Savings and Time Deposits	29,354,063	366,622	1.67	13,140,283	93,892	.95

Federal Funds Purchased & Collateralized Borrowings	12,162,606	290,588	3.19	3,248,571	93,791	3.86
Other Borrowings (4)	1,498,656	57,794	5.16	743,203	20,284	3.65

Total Borrowings	13,661,262	348,382	3.41	3,991,774	114,075	3.82

Total Interest Bearing Liabilities	$43,015,325	$715,004	2.22	$17,132,057	$207,967	1.62

Interest Rate Spread			3.26%			3.89%
Non-Interest Bearing Liabilities:
Demand Deposits	$7,233,032			$4,784,597
Other Liabilities	724,351			411,653

Total Liabilities	50,972,708			22,328,307
Stockholders’ Equity	9,161,643			1,963,594

Total Liabilities and Stockholders’ Equity	$60,134,351			$24,291,901

Net Interest Income and Net Interest Margin (3)		$1,402,664	3.63%		$721,058	4.27%
Less: Tax Equivalent Adjustment		(34,722)			(20,659)

Net Interest Income		$1,367,942			$700,399

(1)	Unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(2)	For purposes of these computations, non-accrual loans are included in average loans. Average loans held-for-sale and related interest income during 2004, was not meaningful.

(3)	Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investments in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after-tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.78, $ 1.72, $ 1.57, $ 1.19, and $ 1.05, respectively, for the nine months ended September 30, 2005; and $1.77, $1.67, $1.55, $1.17, and $1.13, respectively, for the nine months ended September 30, 2004.

(4)	For purposes of these computations, the fair value adjustments from hedging activities are included in the average balance of the related hedged item and the impact of the hedge is included as an adjustment to interest expense.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005 vs. 2004			2005 vs. 2004
	Change in			Change in
	Average	Average	Net Interest	Average	Average	Net Interest
(in thousands)	Volume	Rate	Income	Volume	Rate	Income
Interest Income from Earning Assets:
Loans-Held-for-Investment	$244,545	($11,998)	$232,547	$788,565	($36,550)	$752,015
Loans Held-for-Sale	69,840	—	69,840	209,753	—	209,753
Securities	45,243	4,091	49,334	209,766	18,082	227,848
Money Market Investments	(3,476)	1,795	(1,681)	(3,405)	2,432	(973)

Total Interest Income	$356,152	($6,112)	$350,040	$1,204,679	($16,036)	$1,188,643

Interest Expense on Liabilities:
Savings, NOW & Money Market Deposits	$32,489	$35,906	$68,395	$102,250	$84,077	$186,327
Time Deposits	23,942	11,650	35,592	67,773	18,630	86,403
Federal Funds Purchased and Collateralized Borrowings	56,478	(4,015)	52,463	215,433	(18,636)	196,797
Other Borrowings	10,011	3,425	13,436	26,648	10,862	37,510

Total Interest Expense	122,920	46,966	169,886	412,104	94,933	507,037

Net Change in Net Interest Income	$233,232	($53,078)	$180,154	$792,575	($110,969)	$681,606

     During the third quarter of 2005, net interest income grew $175.1 million to $434.6 million when compared to $259.5 million in the same period of 2004, while the net interest margin declined 71 basis points from 4.23% to 3.52%. During the nine months ended September 30, 2005, net interest income increased $667.5 million from the prior year period, while the net interest margin declined 64 basis points from 4.27% to 3.63%. The improvement in net interest income during 2005 was primarily a result of the GreenPoint and TCNJ acquisitions, higher yielding commercial loan growth funded with core deposits (especially demand deposits) and to a lesser extent higher securities yields. The net interest margin decline was caused by the acquisitions of both GreenPoint and TCNJ, as both companies had historically operated with net interest margins significantly lower than our pre-acquisition net interest margin. Also our funding costs (both deposits and borrowings) were negatively impacted by higher short-term interest rates, while the flattening yield curve has continued to put pressure on interest earning asset yields. Deposit funding costs continue to be impacted by the competitive banking environment that exists in the Tri-State Area.
     Interest income during the third quarter of 2005 increased $345.0 million to $682.3 million compared to $337.3 million in the same period of 2004. During this same period, the yield on average interest earning assets remained flat at 5.47%.
     Average loans held-for-sale were $5.4 billion, yielding 5.13% in the third quarter of 2005. At September 30, 2005, $4.7 billion was outstanding funded principally with borrowings. The yield and level of the loans held-for-sale will fluctuate with changes in origination volume, loan composition and market interest rates.
     Loans held-for-investment averaged $32.4 billion for the third quarter of 2005, representing an increase of $16.7 billion from the same period in 2004, as yields declined 29 basis points to 5.78%. During the nine months ended September 30, 2005, loans averaged $32.1 billion or an increase of $18.1 billion from 2004 while yields declined 33 basis points to 5.83%. A significant portion of the increase was due to the acquisitions of GreenPoint and TCNJ. The majority of this growth consisted of residential mortgage loans which typically carry lower yields than commercial loans due to the lower inherent risk. Since December 31, 2004, loans grew by approximately $2.2 billion, net of $1.1 billion in sales. A significant portion of this increase was in the commercial loan category. Loan growth was also experienced in all other categories, except for a modest decline in consumer loans (see the Financial Condition — Loans section of this discussion and analysis for additional information).
     Securities averaged $12.5 billion for the third quarter of 2005, representing a $3.7 billion increase from the same prior year period, as yields increased 18 basis points to 4.83%. During the nine months ended September 30, 2005, securities averaged $14.1 billion, an increase of $5.9 billion from 2004 levels and yields increased 28 basis points to 4.81%. The increase in securities resulted from the 2004 acquisitions. Yields also improved due to the purchase of securities at current market interest rates.

     Average interest bearing liabilities rose $22.2 billion to $41.2 billion while funding costs increased 76 basis points to 2.39% during the third quarter of 2005. During the nine months ended September 30, 2005, average interest bearing liabilities increased $25.9 billion to $43.0 billion, while funding costs increased 60 basis points to 2.22%. The increase in interest bearing liabilities resulted from the 2004 acquisitions and growth in core deposits (Demand, Savings, NOW and Money Market). The increase in funding costs was attributable to higher costing consumer deposits acquired from GreenPoint and an increase in market interest rates during the period.
     Average demand deposits grew $2.1 billion to $7.5 billion in the third quarter of 2005. For the nine months ended September 30, 2005, average demand deposits increased $2.4 billion from the prior year period to $7.2 billion. Demand deposits contributed 44 basis points to the net interest margin during 2005. At September 30, 2005, demand deposits represented 20% of total deposits. Average Savings, NOW and Money Market deposits increased $10.4 billion to $21.4 billion, while the corresponding cost of funds increased 86 basis points to 1.69%. The increase in funding costs was attributable to higher costing consumer deposits acquired from GreenPoint and an increase in market interest rates during the period. Continued growth in core deposits is due in large measure to our focused effort on expanding our branch network, developing long-term deposit relationships with borrowers as demonstrated by our growth in commercial loans and commercial mortgages, the use of incentive compensation plans and the introduction of new cash management products and services. Core deposits have traditionally provided us with a low cost funding source, benefiting our net interest margin and income. Core deposits favorably enhance the value of our franchise and historically are less sensitive to rising interest rates. Average time deposits increased $4.5 billion while the cost of funds rose 89 basis points from the prior year. This increase was also due to the acquisitions and higher market interest rates.
     Average borrowings increased $7.3 billion in the third quarter of 2005 while the cost of funds decreased 17 basis points from the prior period. During the nine months ended September 30, 2005, average total borrowings increased $9.7 billion from the prior year period to $13.7 billion, while overall costs decreased 41 basis points to 3.41%. The increase in borrowings resulted from the 2004 acquisitions. Since December 31, 2004, average borrowings have declined by approximately $3.8 billion. This decline has resulted from our previously mentioned balance sheet repositioning program and growth in core deposits. Borrowings are also used to fund loans held-for-sale and will therefore fluctuate with the size of the loans held-for-sale portfolio.
     Certain collateralized borrowings have their costs fixed through the use of interest rate swaps, increasing interest expense by approximately $.5 million and $1.5 million in the third quarters of 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, these swaps increased interest expense by $2.3 million and $6.6 million, respectively. The decline in swap related interest expense was primarily due to the maturity of $100 million of interest rate swaps in the second quarter of 2004. Certain other borrowings were converted from fixed to floating indexed to three-month LIBOR utilizing interest rate swaps. These swaps decreased interest expense by approximately $1.5 million and $5.3 million, respectively, during the third quarters of 2005 and 2004. For the nine months ended September 30, 2005 and 2004, these swaps decreased interest expense by $8.7 million and $17.3 million, respectively. (See Item 1, Notes to the Consolidated Financial Statements, Note 9 — “Derivative Financial Instruments” for additional information).
Provision and Allowance for Loan Losses
     The provision for loan losses totaled $9.0 million for the third quarter of 2005, an increase of $2.5 million when compared to the same period of 2004. As of September 30, 2005, the ratio of the allowance for loan losses to non-performing loans held-for-investment was 338% and the allowance for loan losses to total loans held-for-investment was 67 basis points. Net charge-offs, as an annualized percentage of average loans held-for-investment, was 8 basis points in the 2005 third quarter. Increases in both the provision and the allowance for loan losses are consistent with the overall growth in the loan portfolio and our provisioning policy. (See “Notes to the Consolidated Financial Statements Note 1 — Business and Summary of Significant Accounting Policies — Critical Accounting Policies” for additional information).

     The following table presents the impact of allocating the allowance for loan losses on loans held-for-investment as of September 30, 2005, into our two primary portfolio segments.

		Residential &	Commercial &
(Dollars in thousands)	Total	Multi-Family	All Other Loans
Loans Held-for-Investment	$32,641,813	$20,134,785	$12,507,028
Allowance for Loan Losses	220,347	73,724	146,623
Non-Performing Loans Held-for-Investment	65,179	48,592	16,587
Allowance for Loan Losses to Loans-Held-for Investment	0.67%	0.37%	1.17%
Allowance for Loan Losses to Non-Performing Loans Held-for-Investment	338%	152%	884%
     The allowance for loan losses as a percentage of total loans held-for-investment was impacted by the level of comparatively low risk residential loans acquired from GreenPoint. As a result, residential and multi-family loans increased to 62% of our total portfolio at September 30, 2005 compared to 47% at September 30, 2004. Historically, losses incurred on both residential and multi-family loans have represented only a small percentage of our net charge-offs.
     Non-performing assets totaled $105.5 million, a decrease of $106.6 million or 50% when compared to $212.1 million at December 31, 2004. The increase in non-performing assets at December 31, 2004 when compared to September 30, 2004 resulted from the GreenPoint acquisition. GreenPoint had $213.0 million in non-performing assets at September 30, 2004. The decline in all categories throughout 2005 has been accomplished through bulk sales, diligent work out efforts and property sales.
Non-Interest Income
     Non-interest income increased $148.6 million or 353% to $190.7 million in the third quarter of 2005 compared to $42.1 million in 2004. A significant portion of the growth achieved in each component of non-interest income resulted from the 2004 acquisitions. Gains on sale of loans held-for-sale totaled $113.6 million, the result of selling $10.9 billion in loans at a margin of 1.04% in the third quarter of 2005. Mortgage servicing fees increased $2.0 million to $3.1 million due to the acquisitions. During the most recent quarter, we recovered $9.5 million of the temporary impairment on mortgage servicing rights resulting from an increase in the treasury yield curve. The 2-year and 10-year treasury yields were 4.17% and 4.33% at September 30, 2005 compared to 3.58% and 3.94% at June 30, 2005. Customer related fees and service charges improved due to the expansion of our commercial and consumer client base resulting in broadened use of our fee based services. Investment management, commissions and trust fees benefited from the acquisitions due to the larger customer base and demand for alternative investment products. Gain on sale of securities was $.8 million for the third quarter of 2005 and $4.3 million in the prior period quarter. The gains recognized on the sale of securities were derived principally from mortgage-backed securities and certain debt and equity securities. The gain on loans held-for-investment of $1.5 million resulted from the sale of approximately $145 million in residential mortgages. The sale of the residential mortgages during the quarter was part of our balance sheet repositioning program.( See financial overview section for additional information).
Non-Interest Expense
     Non-interest expense was $254.0 million during the third quarter of 2005 representing an increase of $139.5 million when compared to 2004. A significant portion of the increase of non-interest expense resulted from the 2004 acquisitions. Several additional factors also contributed to the increase in each non-interest expense category. Employee compensation and benefits was impacted by the hiring of several senior lenders and support staff to pursue new business initiatives, opening of new branches, annual merit increases, increased health insurance costs and growth in incentive based compensation linked to deposit and fee income generation. Additional increases in occupancy and equipment costs were recognized due to the opening of new branches, upgrades made to new and existing facilities, investment in new technology and the implementation of new business initiatives and support systems. We have made, and will continue to make, significant investments in technology and delivery channels to provide our clients with a wide array of easy to use and competitively priced products and services. The increase in amortization of identifiable intangibles was due to the core deposit intangibles recorded with the TCNJ and GreenPoint acquisitions.
     The efficiency ratio, which represents a non-GAAP measure, is used by the financial services industry to measure an organization’s operating efficiency. The ratio, which is calculated by dividing non-interest expense excluding amortization of identifiable intangible assets and other real estate expense by net interest income (on a tax equivalent basis) and non-interest income, excluding securities and loans held-for-investment gains and the temporary recovery/(impairment) on mortgage servicing rights, was 39.2% for the third quarter of 2005, as compared to 37.6% in 2004.

Income Taxes
     Our effective tax rate for both the three and nine months ended September 30, 2005 was 34.5% and 34.8%, respectively, as compared to 33.7% for the three and nine months ended September 30, 2004. Management anticipates that the effective tax rate for the remainder of the year will be approximately 34.5%.
Mortgage Banking
     The following table sets forth certain financial highlights for our mortgage banking segment for the periods indicated:

	For the	For the
	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2005	2005
Net Interest Income	$22,919	$85,790
Non-Interest Income:
Gain on Sale of Loans (1)	125,249	379,627
Mortgage Servicing Fees (1)	16,177	42,870
Temporary Recovery/(Impairment) — Mortgage Servicing Rights	9,540	(25,431)
Other Operating Income	1,344	6,184

Total Non-Interest Income	152,310	403,250

Non-Interest Expense:
Employee Compensation & Benefits	46,844	142,433
Occupancy & Equipment Expense, net	9,941	29,151
Other Operating Expense	22,036	58,578

Total Non-Interest Expense	78,821	230,162

Income Before Income Taxes	96,408	258,878
Provision for Income Taxes	40,477	108,713

Net Income	$55,931	$150,165

Total Assets	$5,109,917	$5,109,917

(1)	Includes $11.7 million and $40.1 million of inter-company gains on sale of loans and $13.0 million and $30.1 million of inter-company mortgage servicing fees for the three and nine months ended September 30, 2005, respectively.
     For the three and nine months ended September 30, 2005, the mortgage banking segment had net income of $55.9 million and $150.2 million, respectively. Net interest income for this segment was $22.9 million and $85.8 million for the three and nine months ended September 30, 2005, respectively. Net interest income was the result of $5.4 billion in average loans held-for-sale outstanding, yielding 5.13% and 5.21% for the three and nine months ended September 30, 2005, respectively. For the same periods in 2005, the gain on sale of loans totaled $125.2 million and $379.6 million, including $11.7 million and $40.1 million in inter-company loan sales. During the three and nine months ended September 30, 2005, mortgage servicing fees, exclusive of the temporary recovery/(impairment) were $16.2 million and $42.9 million, including $13.0 million and $30.1 million in inter-company mortgage servicing fees, respectively.
     During the most recent quarter, we recorded a recovery of $9.5 million of the temporary impairment due primarily to the adjustment of underlying loan prepayment assumptions caused by the increases in both the 2 year and 10 year treasury yields.
     During the quarter, loan originations totaled $10.4 billion, while loans sold aggregated $10.9 billion with an average gain on sale margin of 104 basis points. The gain on sale margin declined 27 basis points when compared to June 30, 2005. This decline resulted in from increased competition in our market segment as well as our competitors willing to accept lower spreads in the specialty segment to maintain volume and to offset narrower spreads in their other product offerings.
     The composition of total loan originations was: 46% Specialty, 34% Jumbo A, 12% Home Equity and 8% Agency. Option ARMs, both Alt-A and Jumbo accounted for 34% of third quarter originations compared to 29% in the second quarter of 2005. All option ARM originations are sold into the secondary market, servicing released. New purchases represented 48% of production in the third quarter, unchanged from the second quarter of 2005. The weighted average FICO score for originations in the quarter was 721. We do not originate sub-prime loans, nor will we sacrifice quality to drive origination volume and gain on sales.

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
     The following table summarizes loans originated, sold, average margins and gains for the periods indicated:

	For the three months ended September 30, 2005
			Margin on
	Mortgage Loans	Mortgage Loans	Whole Loan	Gain on Sale
(dollars in thousand)	Originated	Sold	Sales	of Loans
Loan Type:
Specialty Products	$4,827,831	$5,061,097	1.13%	$56,956
Jumbo	3,419,675	3,486,176	0.71%	24,906
Home Equity/Seconds	1,280,684	1,500,767	1.88%	28,172
Agency	882,875	895,784	0.40%	3,553

Total	$10,411,065	$10,943,824	1.04%	$113,587

	For the nine months ended September 30, 2005
			Margin on
	Mortgage Loans	Mortgage Loans	Whole Loan	Gain on Sale
(dollars in thousand)	Originated	Sold	Sales	of Loans (1)
Loan Type:
Specialty Products	$14,361,411	$13,789,779	1.30%	$179,161
Jumbo	12,055,605	8,097,636	0.89%	71,862
Home Equity/Seconds	4,335,738	4,548,035	1.78%	81,169
Agency	2,113,490	1,963,499	0.35%	6,803

Total	$32,866,244	$28,398,949	1.19%	$338,995

(1)	The gain on sale for the nine months ended September 30, 2005 differs from the amount reported under generally accepted accounting principles on the accompanying Consolidated Statement of Income due to a fair value adjustment of $(.5) million on loans held-for-sale at October 1, 2004 which were sold during 2005.
Financial Condition
Loans Held-for-Investment
The composition of loans held-for-investment are summarized as follows:

	September 30,	% of	December 31,	% of	September 30,	% of
(dollars in thousands)	2005	Total	2004	Total	2004	Total
Commercial Mortgages	$5,896,835	18%	$5,369,656	18%	$3,606,650	23%
Commercial & Industrial	4,324,758	13	3,046,820	10	2,679,759	16

Total Commercial	10,221,593	31%	8,416,476	28%	6,286,409	39%
Residential Mortgages	15,508,008	48	15,668,938	51	3,485,009	22
Multi-Family Mortgages	4,626,777	14	4,254,405	14	3,945,171	25
Consumer	1,569,386	5	1,604,863	5	1,686,614	11
Construction & Land	716,049	2	480,162	2	501,296	3

Total	$32,641,813	100%	$30,424,844	100%	$15,904,499	100%

     Loans held-for-investment increased $16.7 billion to $32.6 billion for the quarter ended September 30, 2005, compared to $15.9 billion at September 30, 2004. A significant portion of this growth was due to the 2004 acquisitions. Loans held-for-investment have increased $2.2 billion (net of the sale of $1.1 billion in residential loans during the year) when compared to $30.4 billion at December 31, 2004. During the first nine months of 2005, annualized loan growth was 9.7%, (or 14.5% excluding the sale of $1.1 billion in residential loans during the year). Commercial loans represented $1.8 billion or 81% of the loan growth obtained during the year. This increase is consistent with our overall strategy to fund commercial loan growth with deposits. Growth was achieved in all other loan categories, with the exception of consumer loans.
     Commercial and commercial mortgage loan growth resulted from our expanded presence in the New York City market, small business lending initiatives, robust lease financing activity and the hiring of several lenders and support staff during the second half of 2004. This initiative was undertaken by management to expand our commercial loan and deposit gathering capabilities in New Jersey, strengthen our middle market commercial lending division on Long Island and enter the asset based lending and structured finance business through our subsidiary (North Fork Business Capital Corp).
     Residential mortgage loans were $15.5 billion, a decline of $160.9 million or 1.0% and $1.0 billion or 5.7% when compared to December 31, 2004 and March 31, 2005, respectively. The significant decline since the end of the first quarter of 2005 was the result of approximately $1.0 billion in residential mortgage loans held-for-investment being sold during the later part of the second quarter and early part of third quarter of 2005 at a net gain of $5.8 million. We will continue to deemphasize the residential mortgage loans in our portfolio and steadily change our loan mix, favoring commercial loans. The quality of our residential mortgage portfolio remains excellent. The weighted average FICO score at September 30, 2005 was 730. Approximately 77% of the portfolio is comprised of Jumbo/Agency conforming mortgages and 93% of the total portfolio is owner occupied. Interest only loans constitute 36% of the portfolio, while the average loan amount was $271 thousand. We do not portfolio any option arms, negative amortization loans or home equity loans. Future decisions to retain residential loans will be impacted by mortgage origination volumes, growth in other loan categories and deposit growth.
     Consumer loans, which are mostly comprised of auto loans, have begun to stabilize in volume as automobile manufacturers are no longer offering the aggressive incentives and financing programs they had in the past.
     Multi-family loan growth of $.4 billion or 9% was achieved during the first nine months of 2005, despite our decision not to compete with the more liberal underwriting terms and rate structures offered by certain competitors.
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
     Commercial loans are made to small and medium sized businesses and include loans collateralized by security interests in lease finance receivables. The commercial mortgage and commercial loan portfolios contain no foreign loans to developing countries (“LDC”). Consumer loans consist primarily of new and used automobile loans originated through a network of automobile dealers. The credit risk in auto lending is dependent on the borrower’s creditworthiness and collateral values. The average consumer loan originated is $19,400 and has a contractual life of approximately 60 months. The consumer loan portfolio does not contain higher risk credit card or sub prime loans. Land loans are used to finance the acquisition of vacant land for future residential and commercial development. Construction loans finance the building and rehabilitation of residential and multi-family projects, and to a lesser extent, commercial developments. The construction and land development portfolios do not contain any high-risk equity participation loans (“AD&C” loans).
     We are selective in originating loans, emphasizing conservative lending practices and fostering customer deposit relationships. Our success in attracting new customers while leveraging our existing customer base and the current interest rate environment have contributed to sustained loan demand.
     We periodically monitor our underwriting standards to ensure that the quality of the loan portfolio and commitment pipeline is not jeopardized by unrealistic loan to value ratios or debt service levels. To date, there has been no deterioration in the performance or risk characteristics of our real estate loan portfolio.
Securities
     Securities decreased $3.5 billion or 22% to $12.1 billion from December 31, 2004. During the current year, approximately $1.4 billion in securities were sold as a direct result of our balance sheet repositioning program. The proceeds from the sale of the securities as well as portfolio cash flows were utilized to pay down short-term borrowings. The repositioning program should mitigate future margin compression if short-term interest rates continue to rise during the remainder of the year. (See financial overview section for additional information)
     Mortgage Backed Securities represented 80% of total securities at September 30, 2005, and included pass-through certificates guaranteed by GNMA, FHLMC or FNMA and collateralized mortgage-backed obligations (“CMOs”) backed by government agency pass-through certificates or whole loans. The pass-through certificates included both fixed and adjustable rate instruments. CMOs, by virtue of the underlying collateral or structure, are AAA rated and are either fixed rate current pay sequentials and PAC structures or adjustable rate issues. (See Item 1, Notes to the Consolidated Financial Statements Note 2, “Securities” for additional information). The adjustable rate pass-throughs and CMOs are principally Hybrid ARMS. Hybrid ARMS typically have a fixed initial rate of interest from 3 through 7 years and at the end of that term convert to a one year adjustable rate of interest indexed to short term benchmarks (i.e. LIBOR or 1 year Treasuries). Hybrid ARMS included in Pass-throughs and CMOs as of September 30, 2005 aggregated $2.9 billion.
     Our goal is to maintain a securities portfolio with a short weighted average life and duration. This is accomplished using instruments with short final maturities, predictable cash flows and adjustable interest rates. These attributes allow us to proactively manage as market conditions change so that cash flows may either be reinvested in securities at current market interest rates, used to fund loan growth or pay off short-term borrowings. These characteristics have contributed to the 3.3 year weighted average life and 2.6 year duration of the MBS portfolio as of September 30, 2005.
     The yield and fair value of securities, specifically the MBS portfolio, are impacted by changes in market interest rates and related prepayment activity. Given the portfolio’s composition, related prepayment activity would moderately decrease in a rising interest rate environment, extending the portfolio’s weighted average life. Conversely, the opposite would occur in a declining interest rate environment. The resultant impact of these changes would be to either extend or shorten the period over which net premiums would be amortized thereby affecting income and yields. The impact of any changes would be minimal as net premiums totaled $38.9 million or approximately 40 basis points of outstanding MBS balances at September 30, 2005.
     Municipal securities represent a combination of short-term debentures issued by local municipalities (purchased as part of a strategy to expand relationships with these governmental entities) and highly rated obligations of New York State and related authorities. Equity securities held in the available-for-sale portfolio include $332.3 million of FNMA and FHLMC (“GSE”) Preferred stock, $269.3 million of Federal Home Loan Bank common stock, and common and preferred stocks of certain publicly traded companies. Other securities held in the available-for-sale portfolio include capital securities (trust preferred securities) of certain financial institutions and corporate bonds.
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

Deposits
The composition of deposits are summarized as follows:

	September 30,	June 30,	December 31,	September 30,
(in thousands)	2005	2005	2004	2004
Deposits:
Demand	$7,478,359	$7,586,939	$6,738,302	$5,574,161
NOW & Money Market	15,599,563	15,848,473	14,265,395	6,466,290
Savings	5,515,530	5,811,417	6,333,599	4,592,746
Time	5,414,506	5,152,330	4,932,302	2,144,693
Certificates of Deposit, $100,000 & Over	2,804,128	3,067,187	2,542,830	1,370,314

Total Deposits	$36,812,086	$37,466,346	$34,812,428	$20,148,204

     Total deposits increased $2.0 billion or 6% to $36.8 billion from December 31, 2004. Factors contributing to core deposit growth include: (i) the continued expansion of our retail branch network, (ii) the ongoing branch upgrade program providing for greater marketplace identity, (iii) expanded branch hours providing additional accessibility and convenience, (iv) commercial loan growth (v) the introduction of new cash management products and services and (vi) the use of incentive based compensation linked to deposit growth. On a linked quarter basis, total deposits declined $654.3 million, primarily due to the repayment of $700 million in brokered deposits. Excluding the brokered deposits, we were able to maintain our deposit levels despite aggressive pricing by our competitors who are paying high interest rates and offering free services to attract consumers. We do not anticipate any imminent strategic change from our competitors. Additionally, on a linked quarter basis $800 million of consumer deposits migrated from core deposits to higher costing time deposits. Despite our competitors actions, we have chosen to remain disciplined in pricing deposits and continue to concentrate on growing our commercial customer base. Commercial accounts constituted approximately 26% of total deposits at September 30, 2005.
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
     The risk assessment program includes a coordinated approach to the management of liquidity, capital, and interest rate risk. This process is governed by policies and limits established by senior management, which are reviewed at least annually by the Board of Directors. The Asset/Liability Committee (“ALCO”) provides guidance for asset/liability activities. ALCO periodically evaluates the impact of changes in market interest rates on interest earning assets and interest bearing liabilities, net interest margin, capital and liquidity, and evaluates management’s strategic plan. The balance sheet structure is primarily short-term with most assets and liabilities repricing or maturing in less than five years. We monitor the sensitivity of net interest income by utilizing a dynamic simulation model complemented by a traditional gap analysis.
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
     The Board has established certain policy limits for the potential volatility of net interest income as projected by the simulation model. Volatility is measured from a base case where rates are assumed to be flat and is expressed as the percentage change, from the base case, in net interest income over a twelve-month period. As of September 30, 2005, we were operating within policy limits.
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

	Changes in Net Interest Income
(dollars in thousands)	$ Change	% Change
Change in Interest Rates
+ 200 Basis Points	$(37,493)	(2.2)%
+ 100 Basis Points	(13,521)	(.8)%
- 100 Basis Points	11,488	.7%
Policy Limit	—	(10.0)
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
     The following table reflects the estimated change in the market value of equity at September 30, 2005, assuming an immediate increase or decrease in interest rates.

	Market Value of Equity
(dollars in thousands)	$ Change	% Change
Change in Interest Rates
+ 200 Basis Points	$(585,317)	(4.8)%
- 200 Basis Points	$(206,253)	(1.7)
Policy Limit	—	(25.0)
Liquidity Risk Management
     The objective of liquidity risk management is to meet our financial obligations and capitalize on new business opportunities. These obligations and opportunities include the payment of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature and the ability to fund new and existing loans and investments as opportunities arise.
     The Company’s primary funding source is dividends from North Fork Bank. There are various federal and state banking laws and guidelines limiting the extent to which a bank subsidiary can finance or otherwise supply funds to its holding company. At September 30, 2005, dividends from North Fork Bank were limited under such guidelines to $1.6 billion. From a regulatory standpoint, North Fork Bank, with its current balance sheet structure, had the ability to dividend approximately $1.3 billion, while still meeting the criteria for designation as a well-capitalized institution under existing regulatory capital guidelines. Additional sources of liquidity include borrowings, the sale of available-for-sale securities, and funds available through the capital markets.

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
     Our banking subsidiaries have the ability to borrow an additional $14.7 billion on a secured basis, utilizing mortgage related loans and securities as collateral. At September 30, 2005, $5.4 billion in advances and repurchase agreements were outstanding with the FHLB.
     Arrangements with correspondent banks are maintained to provide short-term credit for regulatory liquidity requirements. These available lines of credit aggregated $3.1 billion at September 30, 2005. We continually monitor our liquidity position as well as the liquidity positions of our bank subsidiaries and believe that sufficient liquidity exists to meet all of our operating requirements.
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
     As of September 30, 2005, the most recent notification from the various regulators categorized North Fork and our subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines, a well capitalized institution must maintain a total risk adjusted capital ratio of at least 10%, a Tier 1 capital ratio of at least 6%, a leverage ratio of at least 5%, and not be subject to any written order, agreement or directive. Since such notification, there are no conditions or events that management believes would change this classification.
     The following table sets forth our risk-based capital amounts and ratios as of:

	September 30, 2005		September 30, 2004
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$3,733,178	11.00%	$1,652,047	10.12%
Regulatory Requirement	1,357,178	4.00%	652,820	4.00%

Excess	$2,376,000	7.00%	$999,227	6.12%

Total Risk Adjusted Capital	$4,604,896	13.57%	$2,290,769	14.04%
Regulatory Requirement	2,714,355	8.00%	1,305,640	8.00%

Excess	$1,890,541	5.57%	$985,129	6.04%

Risk Weighted Assets	$33,929,443		$16,320,501

Our leverage ratio at September 30, 2005 and 2004 was 7.09% and 6.32%, respectively.
The following table sets forth the capital ratios for our banking subsidiaries at September 30, 2005:

Capital Ratios:	North Fork	Superior
Tier 1 Capital	12.87%	22.44%
Total Risk Adjusted	13.97	23.15
Leverage Ratio	8.30	7.96

     On October 7, 2005, we announced an increase in our share repurchase program of up to 15.7 million common shares. Under this program, we purchased approximately 4.6 million shares at an average market price of $24.72. Under the new program, 11.1 million shares remain outstanding. Repurchases are made in the open market or through privately negotiated transactions.
     On September 27, 2005, the Board of Directors approved its regular quarterly cash dividend of $.22 per common share. The dividend will be payable on November 15, 2005 to shareholders of record at the close of business on October 28, 2005.
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
Regulatory Matters
     The Bank Secrecy Act, the USA Patriot Act and related anti-money laundering (“AML”) laws have placed increasingly more substantial requirements on financial institutions. During a recent examination of North Fork Bank by the Federal Deposit Insurance Corporation (“FDIC”) and the New York State Banking Department (“NYSBD”), the agencies identified certain supervisory issues with respect to the Bank’s AML compliance program that require management’s attention. Management has been engaged in discussions with the regulators concerning these issues and has initiated appropriate action to thoroughly address all the issues. The Bank entered into an informal memorandum of understanding with both the FDIC and NYSBD with respect to these matters on August 30, 2005. A memorandum of understanding is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by agencies and is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or cease and desist order. The Company is committed to ensuring that the requirements of the memorandum are met in a timely manner and expects that its current efforts to resolve issues identified by regulators will address the matters that are likely to be raised in such a memorandum.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are commonly subject to various pending and threatened legal actions relating to the conduct of our normal business activities. In management’s opinion, the ultimate aggregate liability, if any, arising out of any such pending or threatened legal actions will not be material to the Company’s consolidated financial position or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides common stock repurchases made by us or on our behalf during the period:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of a Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Program	the Program (1)
July 1, 2005 – July 31, 2005	595,000	$27.81	595,000	3,648,650
August 1, 2005 – August 31, 2005	475,000	$27.55	475,000	3,173,650
September 1, 2005 – September 30, 2005	250,000	$25.38	250,000	2,923,650

(1)	On October 7, 2005, the board of directors approved an increase to its previously announced (June 2003) share repurchase program by 13 million shares bringing the total authorized for repurchase to 15.7 million shares. Unless terminated earlier by resolutions of our board of directors, the Program will expire when we have repurchased all shares authorized for repurchase under the program.
Item 6. Exhibits
     The following exhibits are submitted herewith or incorporated by reference:

Exhibit Number	Description of Exhibit
(11)	Statement Re: Computation of Net Income Per Common and Common Equivalent Share

(3.1)	Restated Certificate of Incorporation of North Fork Bancorporation, Inc. Previously filed on Form 10-Q for the period ended June 30, 2005, dated August 9, 2005, as Exhibit 3.1 and incorporated herein by reference.

(3.2)	By-Laws of North Fork Bancorporation, Inc. as amended, effective July 23, 2002. Previously filed on Form 10-Q for the period ended June 30, 2002 as Exhibit 3.2 and incorporated herein by reference.

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.1)	Supplemental Performance Measurements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2005	North Fork Bancorporation, Inc.

/s/ Daniel M. Healy

Daniel M. Healy
Executive Vice President and Chief Financial Officer