Form 10-K
period 2005-12-31
NORTH FORK BANCORPORATION INC
filed 2006-03-15
CIK 352510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10458

NORTH FORK BANCORPORATION, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-3154608
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

275 BROADHOLLOW ROAD, MELVILLE, NEW YORK	11747 (Zip Code)
(Address of principal executive offices)

(Registrant’s telephone number, including area code)
(631) 531-2970

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2005, the aggregate market value of the registrant’s common stock (based on the average stock price on June 30, 2005) of the registrant held by non-affiliates of the registrant was approximately $13,481,710,857.

As of March 3, 2006, there were 462,106,577 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the North Fork Bancorporation, Inc. definitive Proxy Statement for its 2006 annual meeting of shareholders to be held on April 26, 2006, are incorporated by reference in this Annual Report on Form 10-K in response to items under Part III.

NORTH FORK BANCORPORATION, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2005

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

Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, expected or anticipated revenues, results of operations and our business, with respect to:

•	projections of revenues, income, earnings per share, capital expenditures, assets, liabilities, dividends, capital structure, or other financial items;

•	statements regarding the adequacy of the allowance for loan losses, the representation and warranty reserve or other reserves;

•	descriptions of management plans or objectives for future operations, products, or services;

•	forecasts of future economic performance; and

•	descriptions of assumptions underlying or relating to any of the foregoing;

By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.

Factors which could cause or contribute to such differences include, but are not limited to:

•	general business and economic conditions on both a regional and national level;

•	worldwide political and social unrest, including acts of war and terrorism;

•	competitive pressures among financial services companies which may increase significantly;

•	competitive pressures in the mortgage origination business which could have an adverse effect on origination volumes and gain on sale profit margins;

•	changes in the interest rate environment may negatively affect interest margins, mortgage loan originations and the valuation of mortgage servicing rights;

•	changes in the securities and bond markets;

•	changes in real estate markets, including possible erosion in values, which may negatively affect loan origination and portfolio quality;

•	legislative or regulatory changes, including increased regulation of our businesses, including enforcement of the U.S. Patriot Act;

•	accounting principles, policies, practices or guidelines;

•	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•	technological changes, including increasing dependence on the Internet

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

General Description of Our Company and Business

North Fork Bancorporation, Inc. is a regional bank holding company organized under the laws of the State of Delaware and registered as a “bank holding company” under the Bank Holding Company Act of 1956, as amended. It is not a “financial holding company” as defined under the federal law. We are committed to providing superior customer service, while offering a full range of banking products and financial services, to both our consumer and commercial customers. Our primary subsidiary, North Fork Bank, operates from 353 retail bank branches in the New York Metropolitan area. We also operate a nationwide mortgage business GreenPoint Mortgage Funding Inc. (“GreenPoint Mortgage” or “GPM”). Through our other non-bank subsidiaries, we offer financial products and services to our customers including asset management, securities brokerage, and the sale of alternative investment products. We also operate a second subsidiary bank, Superior Savings of New England, N.A. (“Superior”), which focuses on telephonic and media-based generation of deposits.

In 2004, we completed two strategically important and accretive acquisitions more than doubling our total assets, expanded our geographic presence in northern and central New Jersey and transformed our institution into one of the twenty largest banking organizations in the United States with $58 billion in assets at December 31, 2005.

Our operating activities are divided into two primary business segments (Retail Banking and Mortgage Banking):

Retail Banking — Our retail banking operation is conducted principally through North Fork Bank. North Fork Bank operates 353 branches located in the New York Metropolitan area, through which we provide a full range of banking products and services to both commercial and consumer clients. We are a significant provider of commercial and commercial real estate loans, multi-family mortgages, construction and land development loans, asset based lending services, lease financing and business credit services, including lines of credit. Our consumer lending operations emphasize indirect automobile loans. We offer our customers a complete range of deposit products through our branch network and on-line banking services. We provide our clients, both commercial and consumer, with a full complement of cash management services including on-line banking, and offer directly or through our securities and insurance affiliates a full selection of alternative investment products. We also provide trust, investment management and custodial services through North Fork Bank’s Trust Department and investment advisory services through our registered investment advisor.

Revenue from our retail banking operations, principally net interest income, is the difference between the interest income we earn on our loan and investment portfolios and the cost of funding those portfolios. Our primary source of such funds are deposits and collateralized borrowings. We also earn income from fees charged on the various deposit and loan products. Other income includes the sale of alternative investment products (mutual funds and annuities), trust services, discount brokerage and investment management. The primary delivery channel for these products is the retail bank’s branches.

We actively participate in community development lending, both through North Fork Bank and through a separate community development subsidiary.

Mortgage Banking — In October 2004, we assumed a national mortgage business with the GreenPoint acquisition. Our national mortgage banking segment originates, sells and services a wide variety of mortgages secured by 1-4 family residences and small commercial properties. Most loans are originated through a national wholesale loan broker and correspondent lender network. We offer a broad range of mortgage loan products, to provide maximum flexibility to borrowers, including Jumbo A, specialty, conforming agency mortgage loans, home equity loans and commercial loans. Originations are generally sold into the secondary market and from time to time securitized if market conditions warrant such execution. Certain products including commercial mortgages, are retained in the Bank’s loan portfolio. GPM has established loan distribution channels with various financial institutions including banks, investment banks, broker-dealers, and real estate investment trusts (REITs), as well as both Fannie Mae and Freddie Mac. During 2005, we originated $42.3 billion in loans and sold $37.1 billion at an average gain on sale totaling 116 basis points. The composition of total loan originations was: 45% Specialty, 35% Jumbo A, 13% Home Equity and 7% Agency. Option ARMS, both Alt-A and Jumbo A, accounted for 30% of originations during 2005. All option ARM originations are sold into the secondary market, servicing released. Mortgage originations for new purchases represented 48% of production in 2005. The weighted average FICO score for all originations was 720. We do not originate sub prime loans, nor will we sacrifice quality to drive origination volume and gain on sales.

GPM also engages in mortgage loan servicing, which includes customer service, escrow administration, default administration, payment processing, investor reporting and other ancillary services related to the general administration of mortgage loans. As of December 31, 2005, GPM’s mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $50.1 billion, of which $33.3 billion was serviced for investors other than North Fork. Loans held-for-sale totaled $4.4 billion, while the pipeline was $5.3 billion ($2.4 billion was covered under interest rate lock commitments) at December 31, 2005.

Competition

Competition in retail banking comes from other major commercial banks and thrifts engaged in the New York Metropolitan area. We also compete with smaller independent commercial banks for loans and deposits, local savings and loan associations and savings banks for deposits, credit unions for deposits and consumer loans, insurance companies and money market funds for deposits, and consumer finance organizations and the financing affiliates of consumer goods manufacturers (especially automobile manufacturers) for consumer loans. Notwithstanding our recent acquisitions, our competitors are substantially larger institutions with easier access to funding sources and greater capital bases enabling them to better withstand periods of severe market pressure. In setting rate structures for our retail banking products, we refer to a wide variety of financial information and indices, including the rates charged or paid by the other major commercial banks in the region and those fixed periodically by smaller, local competitors. Our second subsidiary bank, Superior Savings, competes with the other telephonic and media-based banks for the generation of deposits in the Northeast.

GreenPoint Mortgage’s competition is primarily other large mortgage banking companies with nationwide origination networks, as well as commercial banks and savings and loans with significant mortgage banking operations. Competition in the mortgage industry may occur on various levels, including loan origination, mortgage servicing, marketing and pricing. Many of our mortgage banking competitors are substantially larger, have more capital, additional resources and are well established in the specialty mortgage loan market. Other competitors are recent entrants into that market seeking the relatively attractive profit margins currently associated with specialty mortgage loan products. To the extent market pricing for specialty mortgage loan products becomes more competitive, it may be more difficult for us to originate and purchase mortgage loans with attractive yields in sufficient volume to maintain historical profit margins.

Our ability to compete effectively in both retail banking and mortgage banking depends on the relative performance of our products and services, the degree our products and services appeal to customers and the extent we are able to meet customers’ objectives and needs. In addition, our ability to compete depends on our ability to continue to attract and retain our senior management as well as other key personnel.

Capital and Liquidity

Information regarding our capital and liquidity is included elsewhere in this Form 10-K, in Item 7, Management’s Discussion and Analysis — “Capital,” Item 7A, Quantitative & Qualitative Disclosures about Market Risk — “Liquidity Risk Management”, and Item 8, Notes to Consolidated Financial Statements, Note 20 — “Capital.”

Recent Acquisitions

In October 2004, we acquired GreenPoint Financial Corp. (“GreenPoint”). GreenPoint operated two primary businesses, a New York based retail bank (“GreenPoint Bank”) and a separate nationwide mortgage banking business (“GreenPoint Mortgage” or “GPM”). GreenPoint Bank maintained 95 retail bank branches in the New York Metropolitan area. At the date of merger, GreenPoint had $27 billion in assets, $6.8 billion in securities, $5.1 billion in loans held-for-sale, $12.8 billion in loans held-for-investment, $12.8 billion in deposits, and

$11.4 billion in borrowings. On February 21, 2005, the operations of GreenPoint Bank were merged with and into North Fork Bank. GreenPoint Mortgage continues to operate as a separate subsidiary.

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

In November 2001, we purchased the domestic banking business of Commercial Bank of New York (“CBNY”) for approximately $175 million in cash. The acquired business consisted of $1.2 billion in total assets, $310 million in loans and $898 million in deposits. At closing of the transaction, we merged CBNY into North Fork Bank. Also acquired were CBNY’s fourteen retail bank branches, nine of which were located in the New York City borough of Manhattan.

Stockholder Access to Additional Company Information

We make available, free of charge, on or through the Investor Relations section of our website, our periodic and current reports filed with, or furnished to, the Securities and Exchange Commission (i.e., earlier annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K). Our internet address is www.northforkbank.com and the Investor Relations section of our website is accessed from the home page by clicking on Investor Relations. We post such reports on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Also posted on our website or available in print upon request of any shareholder to our Corporate Secretary’s office, are our Corporate Governance Guidelines, Code of Conduct, and the Charters of our Audit Committee, Compensation and Stock Committee, and Nominating and Governance Committee. Our Corporate Secretary’s office can be contacted at North Fork Bancorporation, Inc.; Attention: Corporate Secretary’s office; 275 Broadhollow Road, Melville, NY 11747 by mail or by calling 631-531-2041 or through e-mail: through the Investor Relations section of our website, listed above.

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

The FRB currently uses two types of capital adequacy guidelines for holding companies, a two-tiered risk-based capital guideline and a leverage capital ratio guideline. The two-tiered risk-based capital guideline assigns risk weightings to all assets and certain off-balance sheet items of the holding company’s operations, and then establishes a minimum ratio of the holding company’s “Tier 1” Capital to the aggregate dollar amount of risk-weighted assets (which amount is usually less than the aggregate dollar amount of such assets without risk weighting) and a minimum ratio of the holding company’s total capital (“Tier 1” Capital plus “Tier 2” Capital, as adjusted) to the aggregate dollar amount of such risk-weighted assets. The leverage ratio guideline establishes a minimum ratio of the holding company’s Tier 1 Capital to its total tangible assets (total assets less goodwill and certain identifiable intangibles), without risk-weighting.

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

The FRB’s current capital adequacy guidelines require that a bank holding company maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8%, and a Tier 1 leverage capital ratio of 3% to 5%. Top performing companies may be permitted to operate with slightly lower Tier 1 leverage capital ratios, while poor performing or troubled institutions may be required to maintain or build higher Tier 1 leverage capital ratios.

As of December 31, 2005, our holding company was in compliance with all of the FRB’s capital adequacy guidelines. Additional information on capital adequacy requirements is included elsewhere in this Form 10-K, in Item 7, Management’s Discussion and Analysis — “Capital,” and in Item 8, Notes to Consolidated Financial Statements, Note 20 — “Capital.”

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

Laws and Regulations Applicable to the Company’s Subsidiary Banks

General.  North Fork Bank, a New York state non-member bank, is subject to regulation, supervision and periodic examinations by the New York State Banking Department (“NYSBD”) and the Federal Deposit Insurance Corporation (“FDIC”). Superior Savings of New England, a nationally chartered bank, is subject to regulation, supervision and periodic examinations by the Office of the Comptroller of the Currency (“OCC”). These bank regulatory agencies are empowered to issue cease and desist orders or take other enforcement action against the banks if they determine that the banks’ activities represent unsafe and unsound banking practices or violations of law. Regulation by these agencies is designed to protect the depositors of the banks and the safety and soundness of the U.S. banking system, not shareholders of the Company.

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

The federal bank regulators have established a five-category classification system for purposes of grading the capital adequacy of individual banks. Depending on the status of a bank’s capitalization under this classification system, federal law may require or permit the regulators to take certain corrective actions against the bank. The following are the five capital classifications:

A bank is:

•	“well-capitalized” if it has a total Tier 1 leverage ratio of 5% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a total risk-based capital ratio of 10% or greater (and is not subject to any order or written directive specifying any higher capital ratio);

•	“adequately capitalized” if it has a total Tier 1 leverage ratio of 4% or greater (or a Tier 1 leverage ratio of 3% or greater, if the bank has a CAMELS rating of 1), a Tier 1 risk-based capital ratio of 4% or greater and a total risk-based capital ratio of 8% or greater;

•	“undercapitalized” if it has a total Tier 1 leverage ratio that is less than 4% (or a Tier 1 leverage ratio that is less than 3%, if the bank has a CAMELS rating of 1) or a Tier 1 risk-based capital ratio that is less than 4% or a total risk-based capital ratio that is less than 8%;

•	“significantly undercapitalized” if it has a total Tier 1 leverage ratio that is less than 3% or a Tier 1 risk based capital ratio that is less than 3% or a total risk-based capital ratio that is less than 6%; and

•	“critically undercapitalized” if it has a Tier 1 leverage ratio that is equal to or less than 2%.

Federal banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized banks, that is, banks falling into one of the latter three categories set forth above. As of December 31, 2005, our bank subsidiaries were “well capitalized” under applicable requirements.

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

Laws Governing Interstate Banking and Branching

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

Regulatory Matters

United States anti-money laundering (“AML”) laws, including The Bank Secrecy Act, as amended by the USA Patriot Act, and related implementing regulations, have imposed significant, additional requirements on financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) and the New York State Banking Department (“NYSBD”) have identified certain supervisory issues with respect to the Bank’s AML compliance program that require management’s attention. Management has been engaged in discussions with the FDIC and the NYSBD concerning this matter and has initiated appropriate action to address the issues raised. The Bank entered into an informal memorandum of understanding (“MOU”) with both the FDIC and the NYSBD with respect to these matters effective as of August 23, 2005. A memorandum of understanding is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by agencies and is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or cease and desist order. Management has developed a remediation plan to comply with the requirements of the MOU and has made significant progress to implement the plan as well as to implement additional enhancements to its AML compliance program.

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

Employees

As of December 31, 2005, we had 7,546 full-time employees and 1,380 part-time employees. We do not maintain collective bargaining agreements with any groups of employees. We consider our relationship with our employees to be very good, allowing us to retain key employees, while attracting talented new personnel.

Item 1A	— Risk Factors

Risk is an inherent part of our business and activities. Certain risks such as geographic diversity, liquidity, assets/liability management and capital adequacy are explained more fully in other sections of the Managements Discussion and Analysis. Additional factors effecting our company include:

Changes in the interest rate environment may negatively affect interest margins, mortgage loan originations and the valuation of mortgage servicing rights.  Our net interest income from loans and investments is significantly affected by market rates of interest, which in turn are affected by prevailing economic conditions and by the fiscal and monetary policies of the deferral government and various regulatory agencies. Volatility in interest rates can also result in the flow of funds away from financial institutions into direct investments. Changes in interest rates can effect the origination of loans and the rates received on loans.

The allowance for loan losses may not be adequate to cover actual losses.  Our allowance for loan losses is based on historical loss experience, as well as an evaluation of the risks associated with the loan portfolio. Our allowance for loan losses may not be adequate to cover actual loan losses, and this could adversely and materially affect our financial results.

Acquisitions may not produce revenue enhancements and may result in unforeseen integration difficulties.  We have made several recent acquisitions, and are always exploring opportunities to expand. Difficulty in integrating an acquired business may cause us not to realize expected revenue increases and cost savings, and may cause higher than expected deposit attrition, disruption of the our business, and may otherwise adversely affect our ability to achieve the anticipated benefits of the acquisition.

We face system failure risks and security risks.  The computer systems and network infrastructure we and others use could be vulnerable to unforeseen problems. Fire, power loss or other failures may effect our computer equipment and other technology. Also, our computer systems and network infrastructure could be damaged by “hacking” and “identity theft.”

Our business could suffer if we fail to retain skilled people.  Our success depends on our ability to retain key employees. Competition for the best people is intense, and we may not be able to retain the best possible employees.

Future governmental regulation and legislation and changes in monetary policy could limit growth.  We are subject to extensive state and federal regulation, supervision and legislation that govern all aspects of its operation. Changes to these laws could affect us and diminish the value of our business. Also, actions by monetary and fiscal authorities, including the Federal Reserve, could have an adverse effect on our business and earnings.

Competitive pressures among financial services companies which may increase significantly.  We operate in a highly competitive industry that could become more competitive as a result of legislative, regulatory and technological changes. We compete with several types of financial institutions, and technological changes have lowered the barriers to entry and made it possible for non-banks to offer products traditionally provided by banks.

Acts or threats of terrorism, military activity, and other political actions could adversely affect general economic or industry conditions.  Geopolitical conditions may affect our earnings. Furthermore, acts of terrorism, and the government’s reaction to such acts, could affect our business and earnings.

A natural disaster could harm our business.  Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and processing and controlling its flow of business, as well as through the destruction of facilities and our operational, financial and management information systems.

The risks factors described above are not the only risks that may have a material adverse effect us. Additional risks and uncertainties also could adversely affect our business and results. If any of these risks actually occur, our business, financial condition or results of operations could be negatively affected, the market price for your securities could decline, and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth above also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

Item 1B	— Unresolved Staff Comments

None.

Item 2	— Properties

Our principal executive and administrative offices are located in two adjacent facilities located in Melville, New York. These facilities comprise approximately 260,000 square feet of leased space, pursuant to lease agreements expiring in 2018 (with options to renew for up to 10 additional years). We occupy a 75,000 square foot operations center that we own in Mattituck, New York. The main office of North Fork Bank also is in Mattituck and the main office of Superior Savings of New England, N.A. is in Branford, Connecticut, of which both are owned facilities. The principal offices of GreenPoint Mortgage are located in Novato, California and is comprised

125,000 square feet of leased space, pursuant to a lease agreement that expires in 2011 (with options to renew for up to 10 additional years). GPM also occupies a 35,000 square foot servicing center, that we own, in Columbus, Georgia.

At December 31, 2005, of our 355 retail bank branches, 117 were owned and 238 were leased under long-term lease arrangements expiring at various times through 2026. In addition, GreenPoint Mortgage operates 45 retail and wholesale branches throughout the United States, all of which are leased.

Additional information regarding properties is included elsewhere in this Form 10-K, in Item 8, Notes to Consolidated Financial Statements, Note 6 — “Premises and Equipment” and Note 17 — “Other Commitments and Contingent Liabilities.” We are also subject to leases for other facilities that have been vacated as a result of consolidation following acquisitions. We have subleased certain of these vacated facilities.

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

No matters were submitted to a vote of stockholders during the fourth quarter of 2005.

Item 4A	— Executive Officers of the Registrant

The following information is provided for the holding company’s executive officers as of January 1, 2006. Each of the listed executives is also a director of the holding company. The executives are elected annually by the Board of Directors.

John A. Kanas, 59, has been the President of our holding company since it was organized in 1981, and the President of North Fork Bank since 1977. He has been the Chairman of the Board of the holding company since 1986 and of North Fork Bank since 1987, and the Chief Executive Officer of the holding company and North Fork Bank since 1988.

John Bohlsen, 63, has been the Vice Chairman of the Board of our holding company and of North Fork Bank since 1992 and a member of the Board of Directors since 1986.

Daniel M. Healy, 63, has been the Executive Vice President and Chief Financial Officer of our holding company and of North Fork Bank since 1992 and a member of the Board of Directors since 2000.

PART II

Item 5 —	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The outstanding shares of our common stock are listed and traded on the New York Stock Exchange under the symbol NFB. Information relating to the high and low sales prices of our common stock for each full quarterly period during 2005 and 2004 is set forth under Item 8, “Notes to Consolidated Financial Statements”, Note 22 — “Quarterly Financial Information” of the Annual Report on Form 10-K. As of March 3, 2006, there were 13,712 holders of record of North Fork common stock.

On December 13, 2005, the Board of Directors approved a 14% increase in its regular quarterly cash dividend to $.25 per common share. We declared quarterly cash dividends on our common stock in the amount of $.22 per share for each of the first three quarters of 2005. Quarterly cash dividends paid in 2004, were $.20 per share for each of the first two quarters and $.22 per share for the third and fourth quarters. Additional information regarding dividends and restrictions thereon, and market price information is included elsewhere in this Form 10-K, in Item 7,

Management’s Discussion and Analysis — “Capital‘ Item 7A, Quantitative and Qualitative Disclosures About Market Risk — “Liquidity Risk Management” and Item 8, Notes to Consolidated Financial Statements, Note 20 — “Capital,” and Note 22 — “Quarterly Financial Information”.

Issuer Purchases of Equity Securities

The following table provides common stock repurchases made by us or on our behalf during the fourth quarter:

				Maximum Number
			Total Number of	of Shares that
	Total Number	Average	Shares Purchased as	may yet be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Program	the Program(1)

October 1, 2005-October 31, 2005	3,720,000	24.47	3,720,000	12,203,650 Shares
November 1, 2005-November 30, 2005	5,989,400	26.36	5,989,400	6,214,250 Shares
December 1, 2005-December 31, 2005	3,842,800	27.44	3,842,800	2,371,450 Shares

(1)	Under the provisions of our share repurchase program previously authorized by the Board of Directors, we repurchased 14.9 million shares at an average cost of $26.24 during 2005. As of December 31, 2005, 2.4 million shares were available to be purchased under the program. On January 24, 2006, the Board of Directors authorized the repurchase of an additional 12 million shares increasing the total remaining authorized for repurchase to 14.4 million. As of March 6, 2006, 5.1 million shares remain available to be purchased under the program. The current program has no fixed expiration date. Repurchases are made in the open market or through privately negotiated transactions.

Item 6 —	Selected Financial Data

Selected financial data for each of the years in the five-year period ended December 31, 2005 are set forth below. Our consolidated financial statements and notes thereto as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005 are included elsewhere in this Form 10-K.

	2005	2004	2003	2002	2001
(In thousands, except ratios and per share amounts)

Earnings Summary:
Interest Income (tax equivalent basis)(1)	$2,826,336	$1,609,866	$1,135,642	$1,212,225	$1,129,961
Interest Expense	968,600	402,931	295,389	348,203	444,564

Net Interest Income (tax equivalent basis)(1)	1,857,736	1,206,935	840,253	864,022	685,397
Less: Tax Equivalent Adjustment	47,855	31,714	24,739	22,244	19,438

Net Interest Income	1,809,881	1,175,221	815,514	841,778	665,959
Provision for Loan Losses	36,000	27,189	26,250	25,000	17,750

Net Interest Income after Provision for Loan Losses	1,773,881	1,148,032	789,264	816,778	648,209

Non-Interest Income	259,426	171,654	119,004	116,368	100,166
Mortgage Banking Income	420,838	60,842	10,065	—	—
Securities Gains, net	10,139	12,656	15,762	4,517	8,729
Gain on Sale of Other Investments	15,108	3,351	—	—	—
Gain on Sale of Facilities	—	—	10,980	3,254	—
Non-Interest Expense	1,009,467	555,802	333,915	305,186	231,207
Facility Closures Expense	15,382	—	—	—	—
Debt Restructuring Costs	—	—	11,955	—	—
Amortization of Goodwill	—	—	—	—	19,815

Income Before Income Taxes	1,454,543	840,733	599,205	635,731	506,082
Provision for Income Taxes	505,696	287,737	202,840	218,838	174,598

Net Income	$948,847	$552,996	$396,365	$416,893	$331,484

	2005	2004	2003	2002	2001
(In thousands, except ratios and per share amounts)

Per Share:
Net Income — Basic	$2.03	$1.88	$1.75	$1.74	$1.38
Net Income — Diluted	2.01	1.85	1.73	1.72	1.37
Cash Dividends	.91	.84	.74	.67	.58
Book Value at December 31,	19.28	18.78	6.46	6.36	5.88
Tangible Book Value at December 31,(4)	6.36	6.03	4.61	4.58	4.13
Market Price at December 31,	27.36	28.85	26.95	22.49	21.33
Balance Sheet Data at December 31,:
Total Assets	$57,616,871	$60,667,055	$20,969,374	$21,420,834	$17,239,836
Securities:
Available-for-Sale	11,295,977	15,444,625	7,136,275	8,563,625	5,051,290
Held-to-Maturity	104,210	142,573	190,285	307,878	709,965
Loans Held-for-Sale	4,359,267	5,775,945	4,074	30,673	25,539
Loans Held-for-Investment	33,232,236	30,453,334	12,341,199	11,338,466	10,374,152
Goodwill and Identifiable Intangibles	6,032,207	6,029,011	423,259	423,464	427,274
Demand Deposits	7,639,231	6,738,302	4,080,134	3,417,534	2,702,753
Interest Bearing Deposits	28,977,342	28,074,126	11,035,981	9,774,996	8,600,553
Federal Funds Purchased & Collateralized Borrowings	9,700,621	14,593,027	3,221,154	5,401,000	3,692,182
Other Borrowings	1,477,364	1,506,318	743,476	775,799	252,097
Stockholders’ Equity	9,002,241	8,881,079	1,478,489	1,514,053	1,437,008
Average Balance Sheet Data:
Total Assets	$59,654,951	$32,900,140	$21,336,071	$18,864,525	$15,635,865
Securities	13,505,272	10,002,003	7,955,837	6,528,622	4,744,290
Total Loans	37,628,560	19,242,743	11,794,243	10,946,247	9,829,856
Goodwill and Identifiable Intangibles	6,025,224	2,022,934	424,474	425,041	351,051
Total Deposits	36,726,399	21,939,334	14,166,580	12,165,896	10,009,868
Federal Funds Purchased & Collateralized Borrowings	11,552,017	5,915,714	4,524,192	4,214,834	3,736,820
Other Borrowings	1,495,180	937,519	770,069	460,866	252,085
Stockholders’ Equity	9,160,693	3,684,525	1,515,773	1,652,897	1,417,381

	2005	2004	2003	2002	2001
(In thousands, except ratios)

Return on Average Assets	1.59%	1.68%	1.86%	2.21%	2.12%
Return on Average Tangible Assets(3)	1.81	1.82	1.91	2.27	2.31
Return on Average Equity	10.36	15.01	26.15	25.22	23.39
Return on Average Tangible Equity(3)	31.02	33.88	36.54	34.16	33.09
Efficiency Ratio(2)	37.98	37.56	34.30	31.10	29.70
Net Interest Margin(1)	3.63	4.09	4.24	4.93	4.69
Dividend Payout Ratio	46	47	43	39	43
Average Equity to Average Assets	15.36	11.20	7.11	8.77	9.07
Tier 1 Capital Ratio	10.26	9.90	10.49	11.43	11.82
Risk Adjusted Capital Ratio	12.73	12.50	15.53	16.77	12.81
Leverage Capital Ratio	6.70	6.22	6.47	6.46	7.68
Allowance for Loan Losses to Non-Performing Loans Held-For-Investment	703	158	920	941	709
Non-Performing Loans to Loans Held-For-Investment	.09	.44	.11	.11	.14
Non-Performing Assets to Total Assets	.09	.35	.07	.06	.09
Weighted Average Shares Outstanding:
Basic	467,306	294,491	226,304	239,659	239,345
Diluted	472,791	299,219	228,774	242,473	242,073

The 10-K contains supplemental financial information, described in the following notes, which has been determined by methods other than U.S. Generally Accepted Accounting Principles (“GAAP”) that management uses in its analysis of the Company’s performance. Management believes these non-GAAP financial measures provide information useful to investors in understanding the underlying operational performance of the Company, its business and performance trends and facilitates comparisons with the performance of others in the financial services industry.

(1)	Interest income on a tax equivalent basis includes the additional amount of interest income that would have been earned if our investment in certain tax-exempt interest earning assets had been made in tax-exempt assets subject to federal, state and local income taxes yielding the same after-tax income.

(2)	The efficiency ratio is used by the financial services industry to measure an organization’s operating efficiency. The efficiency ratio represents non-interest expense, net of amortization of identifiable intangible assets and goodwill, facility closures expense and debt restructuring costs to net interest income on a tax equivalent basis and non-interest income, net of securities and facilities gains, temporary impairment on mortgage servicing rights and gain on sale of other investments.

(3)	Return on average tangible assets and return on average tangible equity, which represent non-GAAP measures are computed on an annualized basis as follows:

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

	2005	2004	2003	2002	2001

(In thousand, except ratios and per share amounts)
RETURN ON TANGIBLE ASSETS
Net Income	$948,847	$552,996	$396,365	$416,893	$331,484
Plus: Amortization of Identifiable Intangibles and Goodwill (Net of tax)	23,902	9,939	2,360	2,497	21,321

Net Income plus Amortization of Identifiable Intangibles (Net of tax)	$972,749	$562,935	$398,725	$419,390	$352,805

Average Assets	$59,654,951	$32,900,140	$21,336,071	$18,864,525	$15,635,865
Less: Average Identifiable Intangibles & Goodwill	6,025,224	2,022,934	424,474	425,041	351,051

Average Assets less Average Identifiable Intangibles & Goodwill	$53,629,727	$30,877,206	$20,911,597	$18,439,484	$15,284,814

RETURN ON AVERAGE TANGIBLE EQUITY
Net Income plus Amortization of Identifiable Intangibles and Goodwill (Net of tax)	$972,749	$562,935	$398,725	$419,390	$352,805

Average Stockholders’ Equity	$9,160,693	$3,684,525	$1,515,773	$1,652,897	$1,417,381
Less: Average Identifiable Intangibles & Goodwill	6,025,224	2,022,934	424,474	425,041	351,051

Average Stockholders’ Equity less Average Identifiable Intangibles & Goodwill	$3,135,469	$1,661,591	$1,091,299	$1,227,856	$1,066,330

Return on Average Tangible Assets	1.81%	1.82%	1.91%	2.27%	2.31%
Return on Average Tangible Equity	31.02%	33.88%	36.54%	34.16%	33.09%

(4)	Tangible Book Value is calculated by dividing period end stockholders’ equity, less period end goodwill and identifiable intangible assets, by period end shares outstanding.

	2005	2004	2003	2002	2001

(In thousands, except ratios and per share amounts)
TANGIBLE BOOK VALUE
Period End Stockholders’ Equity	$9,002,241	$8,881,079	$1,478,489	$1,514,053	$1,437,008
Less: Goodwill and Identifiable Intangible Assets	6,032,207	6,029,011	423,259	423,464	427,274

Period End Stockholders’ Equity Less Intangibles	$2,970,034	$2,852,068	$1,055,230	$1,090,589	$1,009,734

End of Period Shares Outstanding	467,016	472,843	228,783	238,135	244,333

Tangible Book Value	$6.36	$6.03	$4.61	$4.58	$4.13

Item 7	— Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless specifically stated otherwise, all references to 2005, 2004 and 2003 refer to our fiscal year ended. When we use the terms “North Fork”, “we”, “us” and “our” we mean North Fork Bancorporation, Inc. and its subsidiaries.

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

Business Overview

North Fork Bancorporation, Inc. is a regional bank holding company organized under the laws of the State of Delaware and registered as a “bank holding company” under the Bank Holding Company Act of 1956, as amended. It is not a “financial holding company” as defined under the federal law. We are committed to providing superior customer service, while offering a full range of banking products and financial services, to both our consumer and commercial customers. Our primary subsidiary, North Fork Bank, operates from 353 retail bank branches in the New York Metropolitan area. We also operate a nationwide mortgage business GreenPoint Mortgage Funding Inc. (“GreenPoint Mortgage” or “GPM”). Through our other non-bank subsidiaries, we offer financial products and services to our customers including asset management, securities brokerage, and the sale of alternative investment products. We also operate a second subsidiary bank, Superior Savings of New England, N.A., which focuses on telephonic and media-based generation of deposits.

In 2004, we completed two strategically important and accretive acquisitions more than doubling our total assets, expanded our geographic presence in northern and central New Jersey and transformed our institution into one of the twenty largest banking organizations in the United States with $58 billion in assets at December 31, 2005.

On March 12, 2006, North Fork announced that it had entered into an Agreement and Plan of Merger with Capital One Financial Corporation (Capital One) pursuant to which North Fork would merge with and into Capital One, with Capital One continuing as the surviving corporation. Capital One, headquartered in McLean, Virginia, is a financial holding company whose banking and non-banking subsidiaries market a variety of financial products and services. Its primary products and services offered through its subsidiaries include credit card products, deposit products, consumer and commercial lending, automobile and other motor vehicle financing, and a variety of other financial products and services to consumers, small business and commercial clients.

Subject to the terms and conditions of the merger agreement, each holder of North Fork common stock will have the right, subject to proration, to elect to receive, for each share of North Fork common stock, cash or Capital One common stock, in either case having a value equal to $11.25 plus the product of 0.2216 times the average closing sales price of Capital One’s common stock for the five trading days immediately preceding the merger date. Based on Capital One’s closing NYSE stock price of $89.92 on March 10, 2006, the transaction is valued at $31.18 per North Fork share, for a total transaction value of approximately $14.6 billion. North Fork stock options vest upon a change in control and will be converted into options on shares of Capital One’s common stock in connection with the closing, if not exercised before that time. North Fork’s restricted shares outstanding also vest upon a change in control. Each outstanding North Fork restricted share will be converted into the right to receive the per share merger consideration elected by the holder of the North Fork restricted share, subject to proration.

The merger is subject to certain conditions, including approval by North Fork stockholders and Capital One stockholders, receipt of regulatory approvals and other customary closing conditions, and is expected to close in the fourth quarter of 2006.

Our operating activities are divided into two primary business segments, Retail Banking and Mortgage Banking:

Retail Banking — Retail banking is conducted principally through North Fork Bank. North Fork Bank operates 353 branches located in the New York Metropolitan area, through which we provide a full range of banking products and services to both commercial and consumer clients. We are a significant provider of commercial and commercial real estate loans, multi-family mortgages, construction and land development loans, asset based lending services, lease financing and business credit services, including lines of credit. Our consumer lending operations emphasize indirect automobile loans. We offer our customers a complete range of deposit products through our branch network and on-line banking services. We provide our clients, both commercial and consumer, with a full complement of cash management services including on-line banking, and offer directly or through our securities and insurance affiliates a full selection of alternative investment products. We also provide trust, investment management and custodial services through North Fork Bank’s Trust Department and investment advisory services through our registered investment advisor.

Revenue from our retail banking operations, principally net interest income, is the difference between the interest income we earn on our loan and investment portfolios and the cost of funding those portfolios. Our primary source of such funds are deposits and collateralized borrowings. We also earn income from fees charged on the various deposit and loan products. Other income includes the sale of alternative investment products (mutual funds and annuities), trust services, discount brokerage and investment management. The primary delivery channel for these products is the retail bank’s branches.

We actively participate in community development lending, both through North Fork Bank and through a separate community development subsidiary.

Mortgage Banking — Our mortgage banking segment originates, sells and services a wide variety of mortgages secured by 1-4 family residences and small commercial properties. Most loans are originated through a national wholesale loan broker and correspondent lender network. We offer a broad range of mortgage loan products, to provide maximum flexibility to borrowers, including Jumbo A, specialty, conforming agency mortgage loans, home equity loans and commercial loans. Originations are generally sold into the secondary market and, from time to time, are securitized if market conditions warrant such execution. Certain products including commercial mortgages, are retained in the Bank’s loan portfolio. We have established loan distribution channels with various financial institutions including banks, investment banks, broker-dealers, and real estate investment trusts (REITs), as well as both Fannie Mae and Freddie Mac. During 2005, we originated $42.3 billion and sold $37.1 billion in loans at an average gain on sale totaling 116 basis points. The composition of total loan originations was: 45% Specialty, 35% Jumbo A, 13% Home Equity and 7% Agency. Option ARMs, both Alt-A and Jumbo A, accounted for 30% of originations during 2005. All option ARM originations are sold into the secondary market, servicing released. Mortgage originations for new purchases represented 48% of production in 2005. The weighted average FICO score for all originations was 720. We do not originate sub prime loans, nor will we sacrifice quality to drive origination volume and gain on sales.

GPM also engages in mortgage loan servicing, which includes customer service, escrow administration, default administration, payment processing, investor reporting and other ancillary services related to the general administration of mortgage loans. As of December 31, 2005, GPM’s mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $50.1 billion, of which $33.3 billion was serviced for investors other than North Fork. Loans held-for-sale totaled $4.4 billion, while the pipeline was $5.3 billion ($2.4 billion was covered under interest rate lock commitments) at December 31, 2005.

The following table sets forth a summary reconciliation of each business segment’s contribution to consolidated pre-tax earnings as reported:

Segment Results

Summary Consolidated Net Income	2005	Contribution %

(Dollars in thousands)
Retail Banking	$782,476	82%
Mortgage Banking(1)	157,608	17
Gain on Sale of Other Investment(2)	8,763	1

Consolidated Net Income	$948,847	100%

(1)	Excludes net inter-company activity of $28.0 million.

(2)	Represents a gain on sale, net of tax from our minority interest in a non-public finance entity.

Estimates

Our significant accounting polices are described in Item 8, Notes to Consolidated Financial Statement, Note 1 — “Business and Summary of Significant Accounting Policies”. Some of these policies require us to make estimates and assumptions are based on difficult, complex or subjective judgments, of which some are inherently uncertain and can materially affect asset and liability valuations, revenues and expense levels, contingent assets and liabilities and disclosures. We have established certain policies and procedures to ensure that the information used in these estimates and assumptions is appropriate.

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

The loan portfolio is categorized according to collateral type, loan purpose or borrower type (i.e. commercial, consumer). The categories used include Multi-Family Mortgages, Residential 1-4 Family Mortgages, Commercial Mortgages, Commercial and Industrial, Consumer, and Construction and Land, which are more fully described in the section entitled Management’s Discussion and Analysis, — “Loans Held-for-Investment.” An important consideration is our concentration of real estate related loans.

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

Mortgage Servicing Rights

The right to service mortgage loans for others, or Mortgage Servicing Rights (“MSRs”), is recognized when mortgage loans are sold in the secondary market and the right to service those loans for a fee is retained. The MSRs initial carrying value is determined by allocating the recorded investment in the underlying mortgage loans between the assets sold and the interest retained based on their relative fair values at the date of transfer. Fair value of the MSRs is determined using the present value of the estimated future cash flows of net servicing income. MSRs are carried at the lower of the initial carrying value, adjusted for amortization, or fair value. MSRs are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of MSRs is periodically analyzed and adjusted to reflect changes in prepayment speeds.

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

MSRs are periodically evaluated for impairment based on the difference between the carrying amount and current fair value. To evaluate and measure impairment, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements. If it is determined that temporary impairment exists, a valuation allowance is established through a charge to earnings for any excess of amortized cost over the current fair value, by risk stratification. If determined in future periods that all or a portion of the temporary impairment no longer exists for a particular risk stratification, the valuation allowance is reduced by increasing earnings. However, if impairment for a particular risk stratification is deemed other-than-temporary (recovery of a recorded valuation allowance is remote), a direct write-down, permanently reducing the carrying value of the MSRs is recorded. The periodic evaluation of MSRs for other-than-temporary impairment considers both historical and projected trends in interest rates, payoff activity and whether impairment could be recovered through increases in market interest rates.

Financial Overview

In reading management’s discussion and analysis consideration should be given to the GreenPoint and TCNJ acquisitions and their impact on comparative operating results. Net income for 2005 was $948.8 million or diluted earnings per share of $2.01 as compared to $553.0 million or diluted earnings per share of $1.85 for 2004. Returns on average tangible assets and average tangible equity for 2005 were 1.81% and 31.02%, respectively as compared to 1.82% and 33.88%, respectively for 2004.

Major accomplishments achieved during 2005 include the following:

•	Increased net income 72% for 2005 compared to 2004, with a 9% increase in diluted earnings per share

•	Experienced 30% growth in commercial loans

•	Reduced non-performing assets 77%

•	Originated $42.3 billion in loans through our mortgage banking subsidiary

•	Increased quarterly cash dividends 14% to $.25 per common share

•	Initiated a balance sheet repositioning and capital management program due to the prevailing interest rate environment

•	Redeployed excess capital by repurchasing 14.9 million shares at an average cost of $26.24

•	Successfully integrated GreenPoint’s systems and operations

Balance Sheet Repositioning

In response to the Federal Reserve Bank raising short-term interest rates, while long-term rates remained fairly constant, we reevaluated our asset/liability strategy. To stabilize the net interest margin, which has been declining and reduce our interest rate risk exposure, we liquidated lower yielding assets through portfolio sales and cash flows. The liquidity generated throughout 2005 was utilized to repay short-term borrowings, fund commercial loan growth and redeploy excess capital through share repurchases.

This balance sheet repositioning started in the second quarter of 2005 with the sale of $2.4 billion in securities and residential loans held-for-investment. As this interest rate environment persisted throughout the remainder of 2005, we continued to reduce lower yielding assets through portfolio cash flows. In 2005, securities and borrowings declined by $4.2 billion and $5.0 billion, respectively, while commercial loans grew by $2.5 billion. Commercial loans represented 33% of total loans at December 31, 2005 compared to 28% in the prior period. In addition, we reduced our reliance on residential mortgage loans during the year. Residential mortgages represented 45% of total loans at December 31, 2005 compared to 51% at December 31, 2004. We also repurchased 14.9 million shares at an average price of $26.24 during 2005. As a result of this strategy, we have elected to reduce current earnings in exchange for a more prudent balance sheet. We anticipate this strategy will remain unchanged in the near term.

It is important to note that future net interest income, margin trends and earnings per share trends will continue to be dependent upon the magnitude of commercial loan demand, deposit growth and the movement of market interest rates. Future operating results will also be impacted by trends in the overall economy.

Net Interest Income

Net interest income is the difference between interest income earned on assets, such as loans and securities and interest expense paid on liabilities, such as deposits and borrowings. It constituted 72% of total revenue (defined as net interest income plus non-interest income) during 2005. Net interest income is affected by the level and composition of assets, liabilities and equity, as well as the general level of interest rates and changes in interest rates.

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

	2005			2004			2003
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

(Dollars in thousands)
Interest Earning Assets:
Loans Held-for-Sale(2)	$5,342,825	$285,221	5.34%	$1,228,540	$64,391	5.24%	$—	$—	—%
Loans Held-for-Investment (2)	32,285,735	1,887,767	5.85	18,014,203	1,081,681	6.00	11,794,243	790,688	6.70
Securities(1)	13,505,272	650,895	4.82	10,002,003	460,169	4.60	7,955,837	344,141	4.33
Money Market Investments	61,888	2,453	3.96	241,198	3,625	1.50	64,505	813	1.26

Total Interest Earning Assets	51,195,720	2,826,336	5.52%	29,485,944	1,609,866	5.46%	19,814,585	1,135,642	5.73%

Non-Interest Earning Assets:
Cash and Due from Banks	1,022,408			702,192			441,839
Other Assets	7,436,823			2,712,004			1,079,647

Total Assets	$59,654,951			$32,900,140			$21,336,071

Interest Bearing Liabilities:
Savings, NOW & Money Market Deposits	$21,405,963	$345,622	1.61%	$12,412,698	$113,082	.91%	$7,527,161	$58,008	.77%
Time Deposits	7,951,771	179,630	2.26	4,287,479	66,056	1.54	2,961,129	54,127	1.83

Total Savings and Time Deposits	29,357,734	525,252	1.79	16,700,177	179,138	1.07	10,488,290	112,135	1.07
Federal Funds Purchased & Collateralized Borrowings	11,552,017	363,430	3.15	5,915,714	187,008	3.16	4,524,192	150,724	3.33
Other Borrowings	1,495,180	79,918	5.35	937,519	36,785	3.92	770,069	32,530	4.22

Total Borrowings	13,047,197	443,348	3.40	6,853,233	223,793	3.27	5,294,261	183,254	3.46

Total Interest Bearing Liabilities	42,404,931	968,600	2.28	23,553,410	402,931	1.71	15,782,551	295,389	1.87

Interest Rate Spread			3.24%			3.75%			3.86%
Non-Interest Bearing Liabilities:
Demand Deposits	7,368,665			5,239,157			3,678,290
Other Liabilities	720,662			423,048			359,457

Total Liabilities	50,494,258			29,215,615			19,820,298
Stockholders’ Equity	9,160,693			3,684,525			1,515,773

Total Liabilities and Stockholders’ Equity	$59,654,951			$32,900,140			$21,336,071

Net Interest Income and Net Interest Margin(3)		1,857,736	3.63%		1,206,935	4.09%		840,253	4.24%
Less: Tax Equivalent Adjustment		(47,855)			(31,714)			(24,739)

Net Interest Income		$1,809,881			$1,175,221			$815,514

(1)	Unrealized gains/(losses) on available-for-sale securities are included in other assets.

(2)	For purposes of these computations, non-accrual loans are included in both loans held-for-sale and loans held-for-investment, net. Average loans held-for-sale and related interest income during 2003 was not meaningful.

(3)	Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investments in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.78, $1.72, $1.57, $1.27 and $1.05 during 2005; $1.77, $1.69, $1.63, $1.22 and $1.08 during 2004; and $1.77, $1.66, $1.55, $1.23 and $1.08 during 2003.

The following table highlights, on a tax equivalent basis, the relative impact on net interest income brought about by changes in average interest earning assets and interest bearing liabilities as well as changes in average rates on such assets and liabilities. Due to the numerous simultaneous volume and rate changes during the periods analyzed, it is not possible to precisely allocate changes due to volume or rate. For presentation purposes, changes which are not solely due to volume changes or rate changes have been allocated to these categories based on the respective percentage changes in average volume and average rates as they compare to each other.

	2005 vs. 2004			2004 vs. 2003
	Change In			Change In
	Average	Average	Net Interest	Average	Average	Net Interest
Years Ended December 31,	Volume	Rate	Income	Volume	Rate	Income

(In thousands)
Interest Income from Earning Assets:
Loans Held-for-Sale	$219,615	$1,215	$220,830	$64,391	$—	$64,391
Loans Held-for-Investment	835,179	(29,093)	806,086	380,668	(89,675)	290,993
Securities	167,926	22,800	190,726	93,798	22,230	116,028
Money Market Investments	(4,073)	2,901	(1,172)	2,628	184	2,812

Total Interest Income	1,218,647	(2,177)	1,216,470	541,485	(67,261)	474,224

Interest Expense on Liabilities:
Savings, NOW & Money Market Deposits	$112,556	$119,984	$232,540	$43,005	$12,069	$55,074
Time Deposits	73,487	40,087	113,574	21,367	(9,438)	11,929
Federal Funds Purchased and Collateralized Borrowings	177,609	(1,187)	176,422	47,255	(10,971)	36,284
Other Borrowings	26,818	16,315	43,133	5,478	(1,223)	4,255

Total Interest Expense	390,470	175,199	565,669	117,105	(9,563)	107,542

Net Change in Net Interest Income	$828,177	$(177,376)	$650,801	$424,380	$(57,698)	$366,682

During 2005, net interest income rose $634.7 million or 54% to $1.8 billion when compared to $1.2 billion in 2004, while the net interest margin declined 46 basis points from 4.09% to 3.63%. Net interest income growth resulted primarily from the GreenPoint and TCNJ acquisitions, commercial loan growth funded with core deposits (especially demand deposits) and to a lesser extent higher securities yields. Factors contributing to the decline in net interest margin included: (a) the 2004 acquisitions of GreenPoint and TCNJ, as both companies historically operated with net interest margins significantly lower than ours; (b) the impact of higher short-term interest rates on our funding costs (both deposits and borrowings); (c) the pressure placed on interest earning asset yields due to the flat yield curve and; (d) the impact of intense competition on deposit and loan pricing.

Interest income during 2005 increased $1.2 billion to $2.8 billion compared to the prior year. During this same period, the yield on average interest earning assets increased 6 basis points from 5.46% to 5.52%.

During 2005, average loans held-for-sale were $5.3 billion, with an average yield of 5.34%, resulting from GPM’s first full year of operations as part of North Fork. Period end loan balances totaled $4.4 billion and were funded principally with short-term borrowings. The yield and level of loans held-for-sale will fluctuate with changes in origination volumes and timing of loan sales.

Loans held-for-investment averaged $32.3 billion for 2005 representing an increase of $14.3 billion or 79% from 2004, while yields declined 15 basis points to 5.85%. A significant portion of the growth in average loans held-for-investment was due to the GreenPoint and TCNJ acquisitions. The acquired loan portfolios were concentrated in lower yielding residential mortgages, as compared to commercial loans, due to their risk profile, thereby contributing to the decline in loan yields. Since December 31, 2004, actual loan growth was $2.8 billion or 9% and resulted principally from higher yielding commercial loan growth. As of December 31, 2005 our loans held-for-investments to deposits ratio was 90%, demonstrating our continued ability to fund loan growth with deposits. (See Financial Condition — Loans Held-For-Investment section for additional information).

Securities averaged $13.5 billion for 2005, representing a $3.5 billion or 35% increase from the prior year. The increase in securities resulted from the 2004 acquisitions. At December 31, 2005, securities were $11.4 billion, a decrease $4.2 billion or 27% when compared to December 31, 2004. This decline was due to our balance sheet and capital management program previously discussed. Yields improved 22 basis points to 4.82%, as we sold lower yielding securities and opportunistically reinvested in securities at current market interest rates.

Average interest bearing liabilities rose $18.9 billion to $42.4 billion, while overall funding costs increased 57 basis points to 2.28% during 2005. The increase in the interest bearing liabilities resulted from the 2004 acquisitions and significant organic deposit growth. The increase in funding costs was attributable to higher costing retail deposits acquired from GreenPoint, an increase in market interest rates, and the impact of intense competitions for deposits in our market.

Average demand deposits grew $2.1 billion or 41% to $7.4 billion in 2005. This growth is attributable to strong commercial loan activity which enhanced our net interest income and margin. Total demand deposits contributed 45 basis points to our net interest margin this year compared to 46 basis points in 2004. At year end, demand deposits represented 21% of total deposits. Average Savings, NOW and Money Market (“Core”) deposits increased $9.0 billion or 72% to $21.4 billion, while the corresponding cost of funds rose 70 basis points to 1.61%. The increase in funding costs was attributable to higher costing retail deposits acquired from GreenPoint, rising short-term interest rates and intense competition for deposits in our markets. Continued growth in core deposits was due in large measure to our focused effort on expanding the existing branch network, developing long-term deposit relationships with borrowers as demonstrated by commercial loan growth, the use of incentive compensation plans, and the introduction of new cash management products and services. Core deposits have traditionally provided us with a low cost funding source, benefiting our net interest margin and income. Average time deposits grew $3.7 billion or 85% to $8.0 billion, while the corresponding cost of funds increased 72 basis points to 2.26%. These increases were due to the acquisitions and the impact of higher short-term interest rates.

Average federal funds purchased and collateralized borrowings rose $5.6 billion in 2005, while the cost of funds remained unchanged. This increase resulted from the funding requirements of loans held-for-sale. Accordingly, borrowing levels will fluctuate with the size of the loans held-for-sale portfolio. At December 31, 2005, actual federal funds purchased and collateralized borrowings declined $4.9 billion to $9.7 billion as compared to the same period of 2004, due to our balance sheet and capital management program and deposit growth. The use of interest rate swaps increased interest expense by approximately $2.6 million and $8.0 million in 2005 and 2004, respectively.

Average other borrowings increased $557.7 million to $1.5 billion in 2005, while the cost of funds rose 143 basis points to 5.35%. The increase in other borrowings resulted from the assumption of long-term debt from GreenPoint ($350 million in senior notes , $200 million in junior subordinated debt, and $150 million in subordinated debt). The use of interest rate swaps decreased interest expense by $8.7 million and $22.9 million, respectively, during 2005 and 2004.

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

		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
Allowance For	2005	to Total	2004	to Total	2003	to Total	2002	to Total	2001	to Total
Loan Losses	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

(Dollars in thousands)
Multi-Family Mortgages	$12,054	15%	$10,913	14%	$9,162	29%	$9,093	32%	$8,577	33%
Residential Mortgages	60,427	45	65,130	51	15,039	20	16,592	22	17,741	26

Sub-Total	72,481	60	76,043	65	24,201	49	25,685	54	26,318	59

Commercial Mortgages	47,549	19	37,085	18	28,583	23	22,625	19	23,588	17
Commercial and Industrial	57,737	14	38,799	10	33,719	17	29,489	16	22,710	14
Consumer	31,774	5	37,840	5	22,134	9	20,537	9	17,525	8
Construction and Land	8,293	2	4,802	2	6,234	2	6,273	2	5,535	2
Unallocated	105	—	16,528	—	7,862	—	10,386	—	8,125	—

Sub-Total	145,458	40	135,054	35	98,532	51	89,310	46	77,483	41

Total	$217,939	100%	$211,097	100%	$122,733	100%	$114,995	100%	$103,801	100%

The following tables presents the impact of allocating the allowance for loan losses into our two primary portfolio segments for the years ended,

	December 31, 2005
		Residential &	Commercial &
	Total	Multi-Family	All Other Loans

(Dollars in thousands)
Loans Held-for-Investment	$33,232,236	$19,928,325	$13,303,911
Allowance for Loan Losses	217,939	72,481	145,458
Non-Performing Loans Held-for-Investment	31,017	19,865	11,152
Allowance for Loan Losses to Loans-Held-for Investment	.66%	.36%	1.09%
Allowance for Loan Losses to Non-Performing Loans Held-for-Investment	703%	365%	1,304%

	December 31, 2004
		Residential &	Commercial &
	Total	Multi-Family	All Other Loans

(Dollars in thousands)
Loans Held-for-Investment	$30,424,844	$19,923,343	$10,501,501
Allowance for Loan Losses	211,097	76,043	135,054
Non-Performing Loans Held-for-Investment	133,833	105,035	28,798
Allowance for Loan Losses to Loans-Held-for Investment	.69%	.38%	1.29%
Allowance for Loan Losses to Non-Performing Loans Held-for-Investment	158%	72%	469%

The provision for loan losses totaled $36.0 million for 2005, an increase of $8.8 million from 2004. The increase in the provision is consistent with the growth experienced in the loans held-for-investment portfolio. As of December 31, 2005, the ratio of the allowance for loan losses to non-performing loans held-for-investment increased to 703% when compared to 158%, at December 31, 2004. This improved coverage ratio resulted from our success in significantly decreasing our non-performing loans, while maintaining modest net charge-offs in 2005. Net charge-offs, as a percentage of average loans held-for-investment, was 9 basis points during 2005 compared with 13 basis points in 2004. The allowance for loan losses to total loan held-for-investment was 66 basis points and 69 basis points, respectively for the same period.

The allowance for loan losses as a percentage of total loans held-for-investment for 2005 and 2004 was impacted by the level of comparatively low risk residential and multi-family loans acquired from GreenPoint. Residential and multi-family loans represented 60% and 65% of the total portfolio at December 31, 2005 and 2004, respectively. Historically, losses incurred on residential and multi-family loans have represented only a small percentage of net charge offs. (See the table below for additional detail regarding losses by loan type).

As a result of the process employed and giving recognition to all attendant factors associated with the loan portfolio, the allowance for loan losses at December 31, 2005 is considered to be adequate by management.

Transactions in the Allowance for Loan Losses are summarized as follows for the years ended December 31,:

	2005	2004	2003	2002	2001

(Dollars in thousands)
Loans Held-for-Investment, net:
Average Balance	$32,285,735	$18,014,203	$11,794,243	$10,946,247	$9,829,856
End of Year	33,232,236	30,453,334	12,341,199	11,338,466	10,374,152

Analysis of Allowance for Loan Losses:
Balance at Beginning of Year	$211,097	$122,733	$114,995	$103,801	$89,653
Loans Charged-Off:
Consumer	25,136	23,590	14,701	14,794	13,626
Commercial & Industrial	11,660	11,782	11,783	4,893	3,581
Commercial Mortgages	1,326	29	35	1,023	535
Residential Mortgages	6,545	1,170	102	567	509
Multi-Family Mortgages	—	—	13	16	2
Construction and Land	137	—	—	—	—

Total Charge-Offs	44,804	36,571	26,634	21,293	18,253
Recoveries of Loans Charged-Off:
Consumer	9,186	8,231	6,181	6,295	6,263
Commercial & Industrial	3,385	3,418	1,431	1,120	1,139
Commercial Mortgages	61	878	293	37	137
Residential Mortgages	2,964	242	208	33	126
Multi-Family Mortgages	49	—	9	2	—
Construction and Land	1	—	—	—	88

Total Recoveries	15,646	12,769	8,122	7,487	7,753
Net Loans Charged-Off	29,158	23,802	18,512	13,806	10,500
Provision for Loan Losses	36,000	27,189	26,250	25,000	17,750
Allowance Acquired from Acquisitions	—	84,977	—	—	6,898

Balance at End of Year	$217,939	$211,097	$122,733	$114,995	$103,801

Net Charge-Offs to Average Loans Held-for-Investment	.09%	.13%	.16%	.13%	.11%

Allowance for Loan Losses to Non-performing Loans Held- for-Investment	703%	158%	920%	941%	709%

Non-Interest Income

Non-interest income increased $457.0 million or 184% to $705.5 million for 2005 when compared to 2004. A significant portion of the growth achieved in each component of non-interest income resulted from the 2004 acquisitions. Mortgage banking income increased $360.0 million to $420.8 million compared to $60.8 million in 2004. Mortgage banking income is comprised of gains on sales of loans held-for-sale and mortgage servicing fees, net of amortization of mortgage servicing rights and changes for temporary impairment charges on mortgage servicing rights and is more fully explained in the “Mortgage Banking” section of this discussion and analysis. Customer related fees and service charges improved due to the organic growth in our commercial client base and the impact of GreenPoint’s consumer customers. Investment management, commissions and trust fees benefited from the acquisitions, increasing our consumer customer base and the demand for alternative investment products. Other operating income improved $21.6 million or 67.5% to $53.6 million in 2005 due to (a) $7.0 million increase in accretion on the net residual assets on corporate guarantees related to GreenPoint Credit LLC (See Notes to the Consolidated Financial Statements — Note 21—  for additional information); (b) $4.0 million in additional income from Bank Owned Life Insurance Trusts; (c) $3.7 million increase in income from a minority interest in a non public mortgage finance company acquired in the GreenPoint acquisition and; (d) $5.2 million in gains recognized from the sale of loans held-for-investment. (See Balance Sheet and Capital Management section for additional information). Net securities gains, were $10.1 million for 2005 compared to $12.7 million in 2004. Securities gains were derived principally from the sale of mortgage-backed securities and certain debt and equity securities. These gains were partially offset by a $6.0 million write-down on approximately $577.0 million in securities that were identified as permanently impaired as of December 31, 2005. The gain on sale of other investments of $15.1 million resulted from the sale of our minority interest in a non-public mortgage finance entity.

Non-Interest Expense

Non-interest expense was $1.0 billion during 2005 representing an increase of $469.0 million when compared to 2004. A significant portion of the increase in non-interest expense resulted from the 2004 acquisitions. Several additional factors also contributed to the increase in each non-interest expense category. Employee compensation and benefits was impacted by the hiring of several senior lenders and support staff to pursue new business initiatives, new branch openings, annual merit increases, increased health insurance costs and incentive based compensation growth linked to deposit and fee income generation. Increases in occupancy and equipment costs of $85.9 million and other operating costs of $103.0 million are also due to the new branch openings, upgrades to existing branches and facilities, technology investments, new business initiatives and support systems, and compliance costs associated with new regulatory matters. We have made, and will continue to make, significant investments in technology and delivery channels providing our customers with a wide array of easy to use and competitively priced products and services. Amortization of identifiable intangibles and related core deposit intangibles from the acquisitions. We incurred a facility and branch consolidation charges totaling $15.4 million in connection with the GreenPoint and TCNJ conversions into North Fork.

Our efficiency ratio which remains among the lowest in the banking industry was 37.98% and 37.56% for 2005 and 2004, respectively.

Income Taxes

The effective tax rate for 2005 was 34.8% as compared to 34.2% for 2004. (See Item 8, Notes to Consolidated Financial Statements Note 11 — “Income Taxes” for additional information).

Mortgage Banking

The following table sets forth certain financial highlights, inclusive of inter-company transactions, for our mortgage banking segment for the periods indicated:

	For the	For the
	Twelve Months	Twelve Months
	Ended December 31,	Ended December 31,
	2005	2004(1)

(In thousands)
Net Interest Income	$109,143	$42,423
Non-Interest Income:
Gain on Sale of Loans(2)	479,314	72,285
Mortgage Servicing Fees	144,102	31,080
Amortization of Mortgage Servicing Rights	(87,354)	(20,841)
Temporary Impairment — Mortgage Servicing Rights	(23,126)	—
Other Operating Income	6,791	3,828
Total Non-Interest Income	519,727	86,352

Non-Interest Expense:
Employee Compensation & Benefits	188,568	43,657
Occupancy & Equipment Expense, net	39,812	11,003
Other Operating Expenses	80,606	18,519

Total Non-Interest Expense	308,986	73,179

Income Before Income Taxes	319,884	55,596
Provision for Income Taxes	134,337	19,027

Net Income	$185,547	$36,569

Total Assets	$4,711,126	$6,488,527

(1)	GreenPoint Mortgage was acquired on October 1, 2004.

(2)	Includes purchase accounting adjustments of $(.5) million and $56.4 million for the years ended December 31, 2005 and 2004, respectively.

For the years ended December 31, 2005 and 2004, the mortgage banking segment recognized net income of $185.5 million and $36.6 million, respectively. Net interest income for this segment was $109.1 million and $42.4 million, including inter-company interest expense of $178.2 million and $23.2 million during 2005 and 2004, respectively. Net interest income was the result of $5.3 billion and $1.2 billion in average loans held-for-sale, yielding 5.34% and 5.24% for the years ended December 31, 2005 and 2004, respectively. The gain on sale of loans totaled $479.3 million and $72.3 million, including $48.2 million and $18.6 million in inter-company loan sales during 2005 and 2004, respectively. Mortgage banking fees were $144.1 million and $31.1 million, including $43.9 million and $3.1 million in inter-company mortgage servicing fees, for the years ended December 31, 2005 and 2004, respectively.

During 2005, a $23.1 million temporary impairment charge on mortgage servicing rights was recognized due primarily to the adjustment of underlying loan prepayment assumptions caused by the increases in both the 2 year and 10 year treasury yields.

Loan originations in 2005 totaled $42.3 billion, while loans sold aggregated $37.1 billion with an average gain on sale margin of 116 basis points. The gain on sale margin was impacted by increased competition as certain of our competitors were willing to accept lower spreads in the specialty segment to maintain volume and to offset narrower spreads in their other product offerings.

The composition of loans originationed during 2005 was: 45% Specialty, 35% Jumbo A, 13% Home Equity and 7% Agency. Option ARMs, both Alt-A and Jumbo accounted for 30% of originations. All option ARM originations are sold into the secondary market, servicing released. Mortgage originations for new purchases represented 48% of production during the year. The weighted average FICO score for all originations was 720. We do not originate sub-prime loans, nor will we sacrifice quality to drive origination volume and gain on sales.

Gain on Sale of Loans

We sell whole loans or from time to time, may securitize loans, which involves the private placement or public offering of pass-through asset backed securities. This approach allows us to capitalize on favorable conditions in either the securitization or whole loan sale market. During 2005 and 2004, we have executed only whole loan sales. These sales are completed with no direct credit enhancements, but do include certain standard representations and warranties, which permit the purchaser to return the loan if certain deficiencies exist in the loan documentation or in the event of early payment default. Gain on sale and related margins are affected by changes in the valuation of mortgage loans held-for-sale and interest rate lock commitments, the impact of the valuation of derivatives utilized to manage the exposure to interest rate risk associated with mortgage loan commitments and mortgage loans held-for-sale, and the impact of adjustments related to liabilities established for representations and warranties made in conjunction with the loan sale. Gain on sale and related sale margins are also impacted by pricing pressures caused by competition within the mortgage origination business.

The following table summarizes loans originated, sold, average margins and gains for the periods indicated:

	For the Year Ended December 31, 2005
	Mortgages	Mortgages	Gain on Sale	Gain on Sale
	Originated	Sold	Margin	(1)(2)

(Dollars in thousands)
Loan Type:
Specialty Products	$19,148,814	$18,360,430	1.27%	$233,028
Jumbo	14,910,451	10,674,484	0.87%	92,876
Home Equity/Seconds	5,450,355	5,413,700	1.74%	94,098
Agency	2,746,779	2,664,502	0.40%	10,608

Total	$42,256,399	$37,113,116	1.16%	$430,610

	For the Year Ended December 31, 2004
	Mortgages	Mortgages	Gain on Sale	Gain on Sale
	Originated	Sold	Margin	(1)(2)

Loan Type:
Specialty Products	$4,494,452	$3,783,245	1.84%	$69,759
Jumbo	3,887,901	2,268,248	1.19%	27,099
Home Equity/Seconds	1,630,798	953,463	1.30%	12,395
Agency	532,202	585,038	0.14%	816

Total	$10,545,353	$7,589,994	1.45%	$110,069

(1)	The gain on sale for the years ended December 31, 2005 and 2004 differs from the amounts reported under U.S. generally accepted accounting principles in the accompanying Consolidated Statements of Income due to a fair value adjustments of $(.5) million and $56.4 million on loans held-for-sale at October 1, 2004 which were sold during 2005 and 2004.

(2)	Excludes $48.2 million and $18.6 million of inter-company gain on sale of loans for the years ended December 31, 2005 and 2004, respectively

Financial Condition

Loans Held-for-Sale

The following table represents the components of loans held-for-sale at December 31,:

	2005	%	2004	%

(Dollars in thousands)
Residential Mortgages	$3,824,547	89%	$4,339,581	76%
Home Equity	496,656	11%	1,380,247	24%

Total	$4,321,203	100%	$5,719,828	100%
Deferred Origination Costs	38,064		56,117

Loans Held-For-Sale(1)	$4,359,267		$5,775,945

(1)	Residential loans classified as held-for-sale were $4.1 million, $30.7 million and $25.5 million for the years ended 2003, 2002 and 2001, respectively.

Loans Held-for-Investment

The following table represents the components of loans held-for-investment at December 31,:

	2005		2004		2003		2002		2001

(Dollars in thousands)
Commercial Mortgages	$6,206,416	19%	$5,369,656	18%	$2,814,103	23%	$2,194,092	19%	$1,766,991	17%
Commercial & Industrial	4,709,440	14	3,046,820	10	2,145,798	17	1,776,419	16	1,487,819	14

Total Commercial	10,915,856	33	8,416,476	28	4,959,901	40	3,970,511	35	3,254,810	31
Residential Mortgages	15,068,443	45	15,668,938	51	2,399,232	20	2,476,715	22	2,621,651	26
Multi-Family Mortgages	4,821,642	15	4,254,405	14	3,634,533	29	3,640,039	32	3,414,209	33
Consumer	1,558,782	5	1,604,863	5	1,095,529	9	1,040,490	9	876,241	8
Construction and Land	829,273	2	480,162	2	283,243	2	232,227	2	221,381	2

Total	$33,193,996	100%	$30,424,844	100%	$12,372,438	100%	$11,359,982	100%	$10,388,292	100%
Deferred Origination Costs and Fees, net	38,240		28,490		(31,239)		(21,516)		(14,140)

Loans Held-For-Investment	$33,232,236		$30,453,334		$12,341,199		$11,338,466		$10,374,152

Loans held-for-investment increased $2.8 billion or 9.1% when compared to $30.5 billion in 2004. Consistent with our balance sheet management strategy, commercial loans grew $2.5 billion or 30% during the year, while residential mortgages declined $600 million or 4%. Commercial loans as a percentage of total loans increased to 33% during 2005 from 28% during 2004, while residential loans declined from 51% to 45%. We anticipate this trend to continue in the near term.

Commercial loan growth benefited from our expanded presence in the New York City market, small business lending initiatives, robust lease financing activity and the hiring of several lenders and support staff during 2004. This initiative was undertaken by management to expand our commercial loan and deposit gathering capabilities in New Jersey, strengthen our middle market commercial lending division in New York and enter the asset based lending and structured finance business through our subsidiary, North Fork Business Capital Corp.

Although we have deemphasized residential loans in favor of higher yielding commercial loans, the quality of our residential mortgage portfolio remains excellent. The weighted average FICO score at December 31, 2005 was 731. Approximately 77% of the portfolio is comprised of Jumbo/Agency conforming mortgages and 93% of the total portfolio is owner occupied. Interest only loans constitute 37% of the portfolio, while the average loan amount was $274 thousand. We do not portfolio option ARMs, negative amortization loans or home equity loans. Future decisions to retain residential loans will be impacted by mortgage origination volumes, growth in other loan categories and deposit growth.

Consumer loans, which are mostly comprised of indirect auto loans, have begun to stabilize in volume as automobile manufacturers are no longer offering the aggressive incentives and financing programs they had in the past.

The risk inherent in the mortgage portfolio is managed by prudent underwriting standards and diversification in loan collateral type and location. Multi-family mortgages, collateralized by various types of apartment complexes located in the New York Metropolitan area, are largely dependent on sufficient rental income to cover operating expenses. They may be affected by rent control or rent stabilization regulations, which could impact future cash flows of the property. Most multi-family mortgages do not fully amortize; therefore, the principal outstanding is not significantly reduced prior to contractual maturity. Residential mortgages represent first liens on owner occupied 1-4 family residences located throughout the United States, with a concentration in the New York Metropolitan area and California. Commercial mortgages are secured by professional office buildings, retail stores, shopping centers and industrial developments.

Multi-family loans grew $567.2 million or 13.3% during 2005, despite our decision not to compete with the more liberal underwriting terms and rate structures offered by certain competitors. Multi-family and commercial mortgage loans are primarily secured by real estate in the New York Metropolitan area and are diversified in terms of risk and repayment sources. The underlying collateral includes multi-family apartment buildings and owner occupied/non-owner occupied commercial properties. The risks inherent in these portfolios are dependent on both regional and general economic stability, which affect property values, and our borrowers’ financial well being and creditworthiness.

Real estate underwriting standards include various limits on loan-to-value ratios based on property type, real estate location, property condition, quality of the organization managing the property, and the borrower’s creditworthiness. They also address the viability of the project including occupancy rates, tenants and lease terms. Additionally, underwriting standards require appraisals, periodic property inspections and ongoing monitoring of operating results.

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

The following are approximate contractual maturities and sensitivities to changes in interest rates of certain loans, exclusive of non-commercial real estate mortgages, consumer and non-accrual loans as of December 31, 2005:

		Due After
		One but
	Due Within	Within Five	Due After
	One Year	Years	Five Years	Total

(In thousands)
Types of Loans:
Multi-Family Mortgages	$104,720	$2,835,691	$1,881,231	$4,821,642
Commercial Mortgages	557,237	3,316,296	2,332,883	6,206,416
Commercial	1,971,467	1,702,072	1,035,901	4,709,440
Construction & Land	764,988	37,772	26,513	829,273

Total	$3,398,412	$7,891,831	$5,276,528	$16,566,771

Rate Provisions:
Amounts with Fixed Interest Rates	$601,671	$6,206,786	$4,844,050	$11,652,507
Amounts with Adjustable Interest Rates	2,796,741	1,685,045	432,478	4,914,264

Total	$3,398,412	$7,891,831	$5,276,528	$16,566,771

Non-Performing Assets

Non-performing assets include loans ninety days past due and still accruing, non-accrual loans and other real estate. Other real estate consists of property acquired through foreclosure or deed in lieu of foreclosure. The components of non-performing assets are detailed below:

	2005	2004	2003	2002	2001

(Dollars in thousands)
Loans Ninety Days Past Due and Still Accruing	$3,457	$5,269	$2,268	$4,438	$4,146
Non-Accrual Loans	27,560	128,564	11,072	7,778	10,490

Non-Performing Loans Held-for-Investment	31,017	133,833	13,340	12,216	14,636
Non-Performing Loans Held-for-Sale	13,931	60,858	—	—	—

Total Non-Performing Loans	44,948	194,691	13,340	12,216	14,636
Other Real Estate	4,101	17,410	313	295	315

Total Non-Performing Assets	$49,049	$212,101	$13,653	$12,511	$14,951

Allowance for Loan Losses to Non- Performing Loans Held-For Investment	703%	158%	920%	941%	709%
Allowance for Loan Losses to Total Loans Held-For-Investment	.66	.69	.99	1.01	1.00
Non-Performing Loans Held-For-Investment to Total Loans Held-For-Investment	.09	.44	.11	.11	.14
Non-Performing Assets to Total Assets	.09	.35	.07	.06	.09

Non-performing assets totaled $49.0 million, a reduction of $163.1 million or 77% when compared to $212.1 million at December 31, 2004. The increase at December 31, 2004 in non-performing assets to $212.1 million resulted from the GreenPoint acquisition and consisted primarily of residential and commercial mortgages, and other real estate. Throughout 2005, we methodically reduced non-performing assets primarily through bulk sales of non-performing and sub-performing loans in both the held-for-sale and held-for-investment portfolios. We were able to accomplish this significant reduction while incurring only modest losses as demonstrated by our historically low net charge-off ratio of 9 basis points for 2005. The $13.3 million decline in other real estate was achieved through the sale of properties previously acquired in foreclosure.

Future levels of non-performing assets will be influenced by prevailing economic conditions and the impact of those conditions on our customers, prevailing interest rates, unemployment rates, property values and other internal and external factors.

Interest forgone on non-accrual loans, or the amount of income that would have been recorded had these loans been current in accordance with their original terms, aggregated approximately $2.2 million in 2005, $2.9 million in 2004 and $1 million in 2003 and 2002, respectively. The amount of interest income included in net income on these non-accrual loans was not significant for the periods presented. We did not have any restructured loans for any of the periods presented above.

Securities

The following table shows the total securities portfolio composition based on the financial statement carrying amount at December 31,

	2005	2004	2003

(In thousands)
Collateralized Mortgage Obligations	$6,930,504	$9,844,482	$4,424,868
Agency Pass-Through Certificates	2,002,642	2,794,786	1,328,753
State & Municipal Obligations	919,539	965,415	761,747
Equity Securities	675,525	794,005	194,345
U.S. Treasury & Government Agencies	231,152	363,775	58,090
Other Securities	640,825	824,735	558,757

Total Securities	$11,400,187	$15,587,198	$7,326,560

Securities decreased $4.2 billion or 27% to $11.4 billion from December 31, 2004. During the current year, approximately $1.4 billion in securities were sold as a direct result of our balance sheet and capital management program. The proceeds from the sale of the securities as well as portfolio cash flows were utilized to fund commercial loan growth, repurchase common stock and pay down short-term borrowings. (See financial overview section — Balance Sheet and Capital Management for additional information). In December 2005, approximately $570 million in securities were identified as other than temporary impaired, resulting in a realized loss of $6.0 million. Theses securities were sold in January 2006.

Mortgage Backed Securities represented 78% of total securities at December 31, 2005, and included pass-through certificates guaranteed by GNMA, FHLMC or FNMA and collateralized mortgage-backed obligations (“CMOs”) backed by government agency pass-through certificates or whole loans. The pass-through certificates included both fixed and adjustable rate instruments. CMOs, by virtue of the underlying collateral or structure, are AAA rated and are either fixed rate current pay sequentials and PAC structures or adjustable rate issues. (See Item 1, Notes to the Consolidated Financial Statements Note 2, “Securities” for additional information). The adjustable rate pass-throughs and CMOs are principally Hybrid ARMs. Hybrid ARMs typically have a fixed initial rate of interest from 3 through 7 years and at the end of that term convert to a one year adjustable rate of interest indexed to short term benchmarks (i.e. LIBOR or 1 year Treasuries). Hybrid ARMs included in Pass-throughs and CMOs as of December 31, 2005 aggregated $2.6 billion.

Our goal is to maintain a securities portfolio with a short weighted average life and duration. This is accomplished using instruments with short final maturities, predictable cash flows and adjustable interest rates. These attributes allow us to proactively manage as market conditions change so that cash flows may either be reinvested in securities at current market interest rates, used to fund loan growth or pay off short-term borrowings. These characteristics have contributed to the 3.0 year weighted average life and 2.5 year duration of the MBS portfolio as of December 31, 2005.

The yield and fair value of securities, specifically the MBS portfolio, are impacted by changes in market interest rates and related prepayment activity. Given the portfolio’s composition, related prepayment activity would moderately decrease in a rising interest rate environment, extending the portfolio’s weighted average life. Conversely, the opposite would occur in a declining interest rate environment. The resultant impact of these changes would be to either extend or shorten the period over which net premiums would be amortized, thereby affecting income and yields. The impact of any changes would be minimal as net premiums totaled $28.8 million or approximately 31 basis points of outstanding MBS balances at December 31, 2005.

Municipal securities represent a combination of short-term debentures issued by local municipalities (purchased as part of a strategy to expand relationships with these governmental entities) and highly rated obligations of New York State and related authorities. Equity securities held in the available-for-sale portfolio include $332.3 million of FNMA and FHLMC (“GSE”) Preferred stock, $265.8 million in Federal Home Loan Bank common stock, and common and preferred stocks of certain publicly traded companies. Other securities held in the available-for-sale portfolio include capital securities (trust preferred securities) of certain financial institutions and corporate bonds.

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

The tables that follow depict the amortized cost, contractual maturities and approximate weighted average yields (on a tax equivalent basis) of the available-for-sale and held-to-maturity securities portfolios at December 31, 2005:

Available-for-Sale(1)

					U.S.
	U.S.		State &		Government
	Treasury		Municipal		Agencies’		Other
Maturity	Securities	Yield	Obligations	Yield	Obligations	Yield	Securities	Yield	Total	Yield

(Dollars in thousands)
Within 1 Year	$498	3.00%	$473,148	5.06%	$—	—%	$4,559	—%	$478,205	5.00%
After 1 But Within 5 Years	24,869	3.38	125,548	5.64	206,498	4.17	14,000	7.56	370,915	4.74
After 5 But Within 10 Years	1,603	13.08	140,053	6.00	—	—	26,952	6.01	168,608	6.07
Due After 10 Years	—	—	145,993	7.37	—	—	583,226	6.75	729,219	6.87

Subtotal	26,970	3.95%	884,742	5.67%	206,498	4.17%	628,737	6.69%	1,746,947	5.83%
Agency Pass-Through Certificates	—	—	—	—	—	—	—	—	1,986,388	4.90
Collateralized Mortgage Obligations	—	—	—	—	—	—	—	—	7,088,133	4.49
Equity Securities	—	—	—	—	—	—	—	—	663,371	5.05

Total Securities	$26,970	3.95%	$884,742	5.67%	$206,498	4.17%	$628,737	6.69%	$11,484,839	4.80%

(1)	Unrealized gains/(losses) have been excluded for presentation purposes.

Held-to-Maturity

	State &
	Municipal		Other
Maturity	Obligations	Yield	Securities	Yield	Total	Yield

(Dollars in thousands)
Within 1 Year	$2,350	6.78%	$1,700	6.13%	$4,050	6.51%
After 1 But Within 5 Years	11,147	7.27	8,624	4.41	19,771	6.02
After 5 But Within 10 Years	10,961	11.20	—	—	10,961	11.20
After 10 Years	13,843	7.95		—	13,843	7.95

Subtotal	38,301	8.61%	10,324	4.69%	48,625	7.78%
Agency Pass-Through Certificates	—	—	—	—	46,155	5.43
Collateralized Mortgage Obligations	—	—	—	—	9,430	4.79

Total Securities	$38,301	8.61%	$10,324	4.69%	$104,210	6.47%

Deposits

Customer deposits represent our primary funding source. The following table presents the composition of total deposits for the three years ended December 31,:

	2005		2004		2003
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total

(Dollars in thousands)
Demand	$7,639,231	20.9%	$6,738,302	19.3%	$4,080,134	27.0%
Money Market	10,013,110	27.3	9,246,236	26.6	3,643,645	24.0
Now	5,593,121	15.3	5,019,159	14.4	875,831	5.8
Savings	5,303,930	14.5	6,333,599	18.2	3,770,683	25.0
Time	5,428,921	14.8	4,932,301	14.2	1,784,408	11.8
Certificate of Deposit, $100,000 & Over	2,638,260	7.2	2,542,831	7.3	961,414	6.4

Total Deposits	$36,616,573	100.0%	$34,812,428	100.0%	$15,116,115	100.0%

At December 31, 2005, total deposits increased $1.8 billion or 5.2% to $36.6 billion when compared to December 31, 2004. This growth was achieved despite aggressive pricing by our competitors, offering higher deposit rates and free services to attract consumers. Despite our competitors’ actions, we have chosen to remain disciplined and selective in pricing deposits, continuing to concentrate on growing our commercial customer base. Commercial accounts constituted approximately 27% of total deposits at December 31, 2005. We do not anticipate any imminent strategic change from our competitors. Factors contributing to deposit growth include: (i) the continued expansion of our retail branch network (opened 15 de novo branches in 2005) (ii) the ongoing branch upgrade and relocation program providing for greater marketplace identity, (iii) expanded branch hours providing additional accessibility and convenience, (iv) commercial loan growth (v) the introduction of new cash management products and services and (vi) the use of incentive based compensation linked to deposit growth. Offsetting the growth achieved in 2005 was the repayment of $146 million in brokered deposits.

The following table shows the classification of the average deposits and average rates paid for each of the last three years ended December 31,:

	2005		2004		2003
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

(Dollars in thousands)
Demand	$7,368,665	—%	$5,239,157	—%	$3,678,290	—%
Savings	6,020,353	.59	3,521,019	.80	3,653,744	.63
NOW & Money Market	15,385,610	2.02	8,891,679	.96	3,873,417	.90
Time	7,951,771	2.26	4,287,479	1.54	2,961,129	1.83

Total	$36,726,399	1.43%	$21,939,334	.82%	$14,166,580	.79%

Contractual Obligations and Commitments

We have certain obligations and commitments to make future payments under contracts. At December 31, 2005, aggregate contractual obligations and commitments, excluding the impact of purchase accounting and hedge fair value adjustments, were as follows:

Contractually Obligated Payments

	Payments Due by Period
		Less than			More than
	Total	One Year	1-3 Years	3-5 Years	5 Years

(In thousands)
Time Deposits and Certificates of Deposits $100,000 and Over	$8,038,046	$6,647,496	$1,080,199	$307,567	$2,784
Total Borrowings(1)	8,368,413	1,335,608	3,100,015	2,049,999	1,882,791
Annual Rental Commitments Under Non-Cancelable Leases	723,928	79,513	156,347	138,729	349,339

Total Contractually Obligated Commitments	$17,130,387	$8,062,617	$4,336,561	$2,496,295	$2,234,914

(1)	Excludes federal funds purchased of $2.6 billion.

Other Commitments

	Amount of Commitment — Expiration by Period
		Less than	1-3	3-5	More than
	Total	One Year	Years	Years	5 Years

(In thousands)
Commitments to Originate Mortgage Loans Held-for-Sale	$5,325,629	$5,325,629	$—	$—	$—
Commitments to Fund Against Home Equity Lines of Credit	183,934	183,934	—	—	—
Commitments to Extend Credit on Loans Held-for-Investment	4,127,619	2,253,592	1,874,027	—	—
Standby Letters of Credit	498,628	498,628	—	—	—
Commercial Letters of Credit	18,300	18,300	—	—	—

Total Other Commitments	$10,154,110	$8,280,083	$1,874,027	$—	$—

Capital

We are subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off- balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and certain off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets (“Total Risk Adjusted Capital Ratio”) of 8%, including Tier 1 capital to total risk weighted assets (“Tier 1 Capital Ratio”) of 4% and a Tier 1 capital to average total assets (“Leverage Ratio”) of at least 4%. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on us.

The regulatory agencies have amended the risk-based capital guidelines to provide for interest rate risk consideration when determining a banking institution’s capital adequacy. The amendments require institutions to effectively measure and monitor their interest rate risk and to maintain capital adequate for that risk.

As of December 31, 2005, the most recent notification from the various regulators categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines require a well capitalized institution to maintain a Total Risk Adjusted Capital Ratio of at least 10%, a Tier 1 Capital Ratio of at least 6%, a Leverage Ratio of at least 5%, and not be subject to any written order, agreement or directive. Since such notification, there are no conditions or events that management believes would change this classification.

The following table sets forth our risk-based capital amounts and rates as of December 31,:

	2005		2004
	Amount	Ratio	Amount	Ratio

(Dollars in thousands)
Tier 1 Capital	$3,497,957	10.26%	$3,281,054	9.90%
Regulatory Requirement	1,364,306	4.00	1,325,837	4.00

Excess	$2,133,651	6.26%	$1,955,217	5.90%

Total Risk Adjusted	$4,340,773	12.73%	$4,142,993	12.50%
Regulatory Requirement	2,728,613	8.00	2,651,675	8.00

Excess	$1,612,160	4.73%	$1,491,318	4.50%

Risk Weighted Assets	$34,107,661		$33,145,936

The Company’s Leverage Ratio at December 31, 2005 and 2004 was 6.70% and 6.22%, respectively.

The following table sets forth the capital ratios for our banking subsidiaries at December 31, 2005:

Capital Ratios	North Fork Bank	Superior

Tier 1 Capital	11.99%	18.90%
Total Risk Adjusted	13.01	19.47
Leverage Ratio	7.85	7.17

On December 13, 2005, the Board of Directors approved a 14% increase in its regular quarterly cash dividend to $.25 per common share. The dividend was paid on February 15, 2006 to shareholders of record at the close of business on January 27, 2006.

Under the provisions of our share repurchase program previously authorized by the Board of Directors, we repurchased 14.9 million shares at an average cost of $26.24 during 2005. As of December 31, 2005, 2.4 million shares were available to be purchased under the program. On January 24, 2006, the Board of Directors authorized the repurchase of an additional 12 million shares, increasing the total remaining authorized for repurchase to

14.4 million. As of March 6, 2006, 5.1 million shares remain available to be purchased under the program. The current program has no fixed expiration date. Repurchases are made in the open market or through privately negotiated transactions.

There are various federal and state banking laws and guidelines limiting the extent to which a bank subsidiary can finance or otherwise supply funds to its holding company.

FRB policy provides that, as a matter of prudent banking practice, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common stockholders is sufficient to fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality and overall financial condition. In addition, among other things, dividends from a New York-chartered bank, such as North Fork Bank, are limited to the bank’s net profits for the current year plus its prior two years’ retained net profits.

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

Comparison Between 2004 and 2003

In reading management’s discussion and analysis, consideration should be given to the GreenPoint and TCNJ acquisitions and their impact on our comparative operating results. Net income for 2004 was $553.0 million or diluted earnings per share of $1.85 as compared to $396.4 million or diluted earnings per share of $1.73 for 2003. Returns on average tangible assets and average tangible equity for 2004 were 1.82% and 33.88%, respectively as compared to 1.91% and 36.54%, respectively for 2003.

Net Interest Income

During 2004, net interest income rose $359.7 million or 44% to $1.2 billion when compared to $815.5 million in 2003, while the net interest margin declined 15 basis points from 4.24% to 4.09%. The growth in net interest income during 2004 was primarily due to the GreenPoint and TCNJ acquisitions, commercial loan growth and higher securities yields. The 15 basis points decline in the net interest margin resulted from GreenPoint’s lower yielding mortgage loans and higher costing deposits, which were acquired on October 1, 2004.

Interest income increased $467.2 million to $1.6 billion in 2004 compared to the prior year. During this same period, the yield on average interest earning assets declined 27 basis points from 5.73% to 5.46%.

During 2004, average loans held-for-sale was $1.2 billion, with an average yield of 5.24% and was the direct result of the GreenPoint acquisition. Period end loan balances totaled $5.8 billion and were funded with short-term borrowings.

Loans held-for-investment averaged $18.0 billion for 2004, representing an increase of $6.2 billion or 52.7% from 2003, while yields declined 70 basis points to 6.00%. GreenPoint and TCNJ added approximately $4.6 billion in average loans during 2004. Core growth was approximately $1.6 billion exclusive of these acquisitions. Growth was achieved in all loan categories, especially higher yielding commercial loans. The lower yields resulted from refinancing activity and new originations that occurred at lower interest rates and the GreenPoint acquired loan portfolio, primarily residential mortgages, carried a lower yield than our traditional loan portfolio.

Securities averaged $10.0 billion for 2004, representing a $2.0 billion increase from the prior year, while yields improved 27 basis points to 4.60%. The change in the securities balance was due to approximately $2.6 billion in average securities added in the GreenPoint and TCNJ acquisitions offset by a redeployment of our portfolio cash flows into higher yielding loans. The yield improvement was due in part to slower prepayment activity and lower levels of premium amortization. Net premium amortization affected security yields by 24 basis points during the year compared to 98 basis points in 2003.

Average interest bearing liabilities rose $7.8 billion to $23.6 billion, while overall funding costs declined 16 basis points to 1.71% during 2004. Although we experienced an increase in market interest rates during the period, overall funding costs declined due to the growth in low cost core deposits.

Average demand deposits grew $1.6 billion or 42.4% to $5.2 billion in 2004 primarily due to core growth of $1.1 billion and $534 million acquired from GreenPoint and TCNJ. Total demand deposits contributed 46 basis points to the net interest margin in 2004 compared to 52 basis points in 2003. At December 31, 2004, demand deposits represented 19% of total deposits. Average Savings, NOW and Money Market deposits increased $4.9 billion or 65% to $12.4 billion, while the corresponding cost of funds increased 14 basis points to .91%. Average time deposits, net of the $1.8 billion acquired from GreenPoint and TCNJ, declined $441 million while the cost of funds decreased 29 basis points from the prior year.

Average borrowings, net of the $3.4 billion acquired from GreenPoint and TCNJ, declined $1.8 billion while the cost of funds decreased 19 basis points from 2003 levels. This net decline in borrowings resulted from our focused strategy of growing core deposits. However, since short-term borrowings are used to fund loans held-for-sale, their levels will fluctuate with changes in these balances. Certain collateralized borrowings have their costs fixed through the use of interest rate swaps, increasing interest expense by approximately $8.0 million and $23.9 million in 2004 and 2003, respectively. The decline in swap related interest expense is primarily due to the maturity of $850 million of these swaps in June 2003. Certain other borrowings were converted from fixed to floating indexed to three-month LIBOR utilizing interest rate swaps. These swaps decreased interest expense by approximately $22.9 million and $17.6 million, respectively, during 2004 and 2003.

Provision and Allowance for Loan Losses

The provision for loan losses totaled $27.2 million for 2004, an increase of $.9 million when compared to $26.3 million for 2003. The allowance for loan losses increased $88.4 million during 2004 to $211.1 million when compared to 2003, of which $85 million was assumed in the TCNJ and GreenPoint acquisitions. The allowance for loan losses as a percentage of total loans held-for-investment declined from 99 basis points at December 31, 2003 to 69 basis points at December 31, 2004.

The allowance for loan losses as a percentage of total loans held-for-investment was directly impacted by the level of comparatively low risk residential and multi-family loans acquired from GreenPoint. Residential and multi-family loans represented 88% of the GreenPoint’s held-for-investment portfolio. Accordingly, residential and multi-family mortgage loans increased to 65% of our total portfolio at December 31, 2004 as compared to 49% at year end 2003. Historically, losses incurred on residential and multi-family loans have represented only a small percentage of our net charge offs. Similarly, GreenPoint’s historical losses (or net charge-offs) in these categories averaged approximately 4 basis points in each of the prior three years.

As of December 31, 2004, $76 million of the allowance for loan losses was allocated to residential and multi-family loans, while $135.1 million was allocated to all other loans. Accordingly, the allocated allowance for loan losses to residential and multi-family, and all other loans was 38 basis points and 129 basis points, respectively.

Non-Interest Income

Non-interest income was $248.5 million for 2004, representing an increase of $92.7 million when compared to 2003. A significant portion of the growth achieved in the components comprising non-interest income resulted from the GreenPoint and TCNJ acquisitions. Customer related fees and service charges also improved due to continued growth in core deposits, expansion of both our retail and commercial client base and a broadened use of our fee based services. Gain on sale of loans of $53.7 million in 2004 was achieved primarily in the fourth quarter of 2004 from activity at GreenPoint Mortgage. Investment management, commissions and trust fees benefited from both acquisitions. TCNJ provided us with a successful corporate trust services program based in New Jersey. Additionally we benefited from increased customer demand for alternative investment products due to our increased customer base. Included in other operating income during 2004 was $3.3 million in income derived from our investment in Bank Owned Life Insurance (“BOLI”), and $3.5 million gain recognized on the sale of our 85% interest in a re-factoring business. During 2003, other operating income included an $11.0 million gain on the sale of certain facilities.

Securities gains were $12.7 million for 2004 as compared to $15.8 million in 2003. Gains recognized were derived principally from the sale of mortgage-backed securities and certain debt and equity securities.

Non-Interest Expense

Non-interest expense was $555.8 million during 2004, representing an increase of $209.9 million when compared to 2003. A significant portion of this overall increase resulted from the GreenPoint and TCNJ acquisitions. Several additional factors also contributed to the increase in each non-interest expense category. Employee compensation and benefits was impacted by the hiring of several senior lenders and support staff to pursue new business initiatives, opening 12 branches, annual merit increases, increased health insurance costs and growth in incentive based compensation linked to deposit and fee income generation. Additional increases in occupancy and equipment costs were recognized due to the opening of new branches, upgrades made to existing facilities, investment in new technology and the implementation of new business initiatives and support systems. The increase in amortization of identifiable intangibles was due to the core deposit intangibles recorded with the TCNJ and GreenPoint acquisitions.

The efficiency ratio was 37.55% for 2004, as compared to 34.30% in 2003. The efficiency ratio in 2004 was impacted by the additional expenses incurred with operating GreenPoint Bank as a separate company during the fourth quarter of 2004 and the hiring of several senior lenders and back office staff to support new business initiatives.

Income Taxes

Our effective tax rate for 2004 was 34.2% as compared to 33.9% for 2003.

Recent Accounting Pronouncements

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

In November 2005, the FASB issued FSP No. 115-1, which addresses the determination of when an investment is considered impaired, whether the impairment is other-than-temporary and how to measure an impairment loss. FSP No. 115-1 also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP No. 115-1 replaces the impairment guidance in Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” with references to existing authoritative literature concerning other-than-temporary impairment determinations (principally SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Securities”). Under FSP No. 115-1, impairment losses must be recognized in earnings for the difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. FSP No. 115-1 also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. FSP No 115-1 is effective for reporting periods beginning after December 15, 2005. We do not expect our application of FSP No. 115-1 to have a material impact on our financial condition or results of operations.

Accounting for Stock Based Compensation

In December 2004, FASB issued SFAS No. 123R — “Accounting for Stock Based Compensation, Share Based Payment”, (SFAS 123R) which replaces the guidance prescribed in SFAS 123. SFAS 123R requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The associated costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R is effective as of the first interim or annual reporting period beginning after June 15, 2005. Adoption of this pronouncement is not expected to have a material impact on our financial condition or results of operations. (See Item 8, Notes to Consolidated Financial Statements, Note 1 — “Business and Summary of Significant Accounting Policies — Accounting for Stock Based Compensation”, for disclosure of our current accounting policy and Note 16 — Commons Stock Plans for the historical impact of expensing stock based awards or our consolidated financial statements).

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

The Board has established certain policy limits for the potential volatility of net interest income as projected by the simulation model. Volatility is measured from a base case where rates are assumed to be flat and is expressed as the percentage change, from the base case, in net interest income over a twelve-month period. As of December 31, 2005, we were operating within policy limits.

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

The assumptions used are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of interest rate changes, changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, prepayments, and any actions we may take to counter such changes. The specific assumptions utilized in the simulation model include:

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

	Changes in
	Net Interest Income
Change in Interest Rates	$ Change	% Change
(Dollars in thousands)

+ 200 Basis Points	$(53,971)	(3.22)%
+ 100 Basis Points	(23,841)	(1.42)
−100 Basis Points	15,228	0.91

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

The following table reflects the re-pricing of the balance sheet, or gap position at December 31, 2005:

			181-365
Interest Earning Assets:	0-90 Days	91-180 Days	Days	1-5 Years	Over 5 Years	Total
(Dollars in thousands)

Money Market Investments	$24,843	$—	$—	$—	$—	$24,843
Securities(1)	1,206,043	782,138	1,128,570	5,855,367	2,428,069	11,400,187
Loans Held-for-Sale	4,359,267	—	—	—	—	4,359,267
Loans Held-for-Investment(2) (3)	5,383,180	1,797,698	2,817,445	16,261,344	6,945,009	33,204,676

Total Interest Earning Assets	$10,973,333	$2,579,836	$3,946,015	$22,116,711	$9,373,078	$48,988,973

Interest Bearing Liabilities:
Savings, NOW and Money Market Deposits(4)	$8,228,484	$—	$—	$—	$12,681,677	$20,910,161
Time Deposits	2,291,388	2,142,499	2,182,721	1,396,198	54,375	8,067,181
Federal Funds Purchased and Collateralized Borrowings	5,311,050	266,610	683,584	2,789,377	650,000	9,700,621
Other Borrowings	1,372	1,372	2,745	675,809	796,066	1,477,364

Total Interest Bearing Liabilities	$15,832,294	$2,410,481	$2,869,050	$4,861,384	$14,182,118	$40,155,327

Gap before Derivatives	(4,858,961)	169,355	1,076,965	17,255,327	(4,809,040)
Derivative Instruments Notional Amounts	(1,020,000)	—	—	425,000	595,000

Cumulative Difference Between Interest Earning Assets and Interest Bearing Liabilities after Derivatives	$(5,878,961)	$(5,709,606)	$(4,632,641)	$13,047,686	$8,833,646

Cumulative Difference as a Percentage of Total Assets	(10.20)%	(9.91)%	(8.04)%	22.65%	15.33%

(1)	Based upon (a) historical price, (b) contractual maturity, (c) repricing date, if applicable, and (d) projected repayments of principal based upon experience.

(2)	Excludes non-accrual loans totaling $27.6 million.

(3)	Based upon (a) contractual maturity, (b) repricing date, if applicable, and (c) estimated principal prepayments.

(4)	Interest-bearing deposits without stated maturities are assigned to categories based on observed historical rate sensitivity. To represent the observed rate sensitivity of these deposits in the gap table, 40% of the savings, 41% of money market and 36% of now account balances were placed in the “0 - 90 Days” category. The remainder of the balance was assigned to the “Over 5 Years” category to represent the relative insensitivity of these products to changes in short-term rates.

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

	Market Value of Equity
Change in Interest Rates	$ Change	% Change
(Dollars in thousands)

+ 200 Basis Points	$(744,990)	(5.7)%
Flat Interest Rates	—	—
− 200 Basis Points	82,125	0.6
Policy Limit	N/A	(25.0)

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

The credit risk associated with derivative instruments is the risk of non-performance by the counterparty to the agreements. Management does not anticipate non-performance by any of the counterparties and monitors/controls the risk through its asset/liability management procedures. (See Item 8, Notes to Consolidated Financial Statements, Note 10 — “Derivative Financial Instruments” for additional information on all derivative transactions).

Liquidity Risk Management

The objective of liquidity risk management is to meet our financial obligations and capitalize on new business opportunities. These obligations include the payment of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature and the ability to fund new and existing loans and investments as opportunities arise.

The Company’s primary funding source is dividends from North Fork Bank. There are various federal and state banking laws and guidelines limiting the extent to which a bank subsidiary can finance or otherwise supply funds to its holding company. At December 31, 2005, dividends for North Fork Bank were limited under such guidelines to $1.3 billion. From a regulatory standpoint, North Fork Bank, with its current balance sheet structure, had the ability to dividend approximately $1.1 billion, while still meeting the criteria for designation as a well-capitalized institution under existing regulatory capital guidelines. Additional sources of liquidity for the Company include borrowings, the sale of available-for-sale securities, and funds available through the capital markets.

Customer deposits are the primary source of liquidity for our banking subsidiaries. Other sources of liquidity at the bank level include loan and security principal repayments and maturities, lines-of-credit with certain financial institutions, the ability to borrow under repurchase agreements, Federal Home Loan Bank (“FHLB”) advances utilizing unpledged mortgage backed securities and certain mortgage loans, funds available through the capital markets and the sale of available-for-sale securities and the securitization or sale of loans.

Our banking subsidiaries currently have the ability to borrow an additional $12.0 billion on a secured basis, utilizing mortgage related loans and securities as collateral. At December 31, 2005, our banking subsidiaries had $4.1 billion in advances and repurchase agreements outstanding with the FHLB.

We also maintain arrangements with correspondent banks to provide short-term credit for regulatory liquidity requirements. These available lines of credit aggregated $1.3 billion at December 31, 2005. We continually monitor our liquidity position as well as the liquidity positions of our bank subsidiaries and believe that sufficient liquidity exists to meet all of our operating requirements.

Item 8	— Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2005	2004	2003

(In thousands, except per share amounts)
Interest Income:
Loans Held-for-Investment	$1,880,297	$1,078,684	$789,136
Loans Held-for-Sale	285,221	64,391	—
Mortgage-Backed Securities	493,718	352,816	258,338
Other Securities	116,887	78,743	62,789
Money Market Investments	2,358	3,518	640

Total Interest Income	2,778,481	1,578,152	1,110,903

Interest Expense:
Savings, NOW & Money Market Deposits	345,622	113,082	58,008
Time Deposits	179,630	66,056	54,127
Federal Funds Purchased & Collateralized Borrowings	363,430	187,008	150,724
Other Borrowings	79,918	36,785	32,530

Total Interest Expense	968,600	402,931	295,389

Net Interest Income	1,809,881	1,175,221	815,514
Provision for Loan Losses	36,000	27,189	26,250

Net Interest Income after Provision for Loan Losses	1,773,881	1,148,032	789,264

Non-Interest Income:
Mortgage Banking Income	420,838	60,842	10,065
Customer Related Fees & Service Charges	166,872	114,481	82,406
Investment Management, Commissions & Trust Fees	38,962	25,181	13,712
Other Operating Income	53,592	31,992	33,866
Securities Gains, net	10,139	12,656	15,762
Gain on Sale of Other Investments	15,108	3,351	—

Total Non-Interest Income	705,511	248,503	155,811

Non-Interest Expense:
Employee Compensation & Benefits	549,981	306,781	191,758
Occupancy & Equipment, net	192,079	106,174	66,929
Amortization of Identifiable Intangibles	36,643	15,109	3,567
Other Operating Expenses	230,764	127,738	83,616
Facility Closures Expense	15,382	—	—

Total Non-Interest Expense	1,024,849	555,802	345,870

Income Before Income Taxes	1,454,543	840,733	599,205
Provision for Income Taxes	505,696	287,737	202,840

Net Income	$948,847	$552,996	$396,365

Earnings Per Share — Basic	$2.03	$1.88	$1.75
Earnings Per Share — Diluted	$2.01	$1.85	$1.73

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2005	2004

(In thousands, except per share amounts)
ASSETS
Cash & Due from Banks	$1,037,406	$972,506
Money Market Investments	24,843	90,394
Securities:
Available-for-Sale ($4,107,473 pledged in 2005; $7,219,173 pledged in 2004)	11,295,977	15,444,625
Held-to-Maturity ($13,409 pledged in 2005; $24,114 pledged in 2004) (Fair Value $105,128 in 2005; $145,991 in 2004)	104,210	142,573

Total Securities	11,400,187	15,587,198

Loans:
Loans Held-for-Sale	4,359,267	5,775,945
Loans Held-for-Investment	33,232,236	30,453,334
Less: Allowance for Loan Losses	217,939	211,097

Net Loans Held-for-Investment	33,014,297	30,242,237

Goodwill	5,918,116	5,878,277
Identifiable Intangibles	114,091	150,734
Premises & Equipment	438,040	416,003
Mortgage Servicing Rights	267,424	254,857
Accrued Income Receivable	205,892	205,189
Other Assets	837,308	1,093,715

Total Assets	$57,616,871	$60,667,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$7,639,231	$6,738,302
Savings, NOW & Money Market	20,910,161	20,598,994
Time	8,067,181	7,475,132

Total Deposits	36,616,573	34,812,428

Federal Funds Purchased & Collateralized Borrowings	9,700,621	14,593,027
Other Borrowings	1,477,364	1,506,318

Total Borrowings	11,177,985	16,099,345

Accrued Interest Payable	102,229	70,029
Dividends Payable	116,754	104,025
Accrued Expenses & Other Liabilities	601,089	700,149

Total Liabilities	$48,614,630	$51,785,976

Stockholders’ Equity
Preferred Stock, par value $1.00; authorized 10,000,000 shares, unissued	$—	$—
Common Stock, par value $.01; authorized 1,000,000,000 shares; issued 480,592,358 shares in 2005; 474,476,655 shares in 2004.	4,806	4,745
Additional Paid in Capital	7,035,314	6,968,493
Retained Earnings	2,581,047	2,064,148
Accumulated Other Comprehensive (Loss)/Income	(108,898)	240
Deferred Compensation	(154,772)	(125,174)
Treasury Stock at cost; 13,576,252 shares in 2005; 1,633,891 shares in 2004	(355,256)	(31,373)

Total Stockholders’ Equity	9,002,241	8,881,079

Total Liabilities and Stockholders’ Equity	$57,616,871	$60,667,055

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		Additional		Accumulated Other			Total
	Common	Paid in	Retained	Comprehensive	Deferred	Treasury	Stockholders’
For the Years Ended December 31;	Stock	Capital	Earnings	Income/(Loss)	Compensation	Stock	Equity
(Dollars in thousands,
except per share amounts)

Balance, January 1, 2003	$1,746	$377,311	$1,590,594	$17,991	$(70,562)	$(403,027)	$1,514,053
Net Income	—	—	396,365	—	—	—	396,365
Cash Dividends ($.74 per share)	—	—	(170,501)	—	—	—	(170,501)
Issuance of Stock (231,977 shares)	—	1,116	—	—	—	4,636	5,752
Purchases of Treasury Stock (11,664,600 shares)	—	—	—	—	—	(264,193)	(264,193)
Restricted Stock Activity, net	—	8,435	—	—	(21,227)	21,908	9,116
Stock Based Compensation Activity, net	—	(8,069)	—	—	—	16,001	7,932
Other Comprehensive Loss	—	—	—	(20,035)	—	—	(20,035)

Balance, December 31, 2003	$1,746	$378,793	$1,816,458	$(2,044)	$(91,789)	$(624,675)	$1,478,489
Net Income	—	—	552,996	—	—	—	552,996
Cash Dividends ($.84 per share)	—	—	(305,306)	—	—	—	(305,306)
Issuance of Stock-Acquisitions (212,605,489 shares)	1,417	6,074,218	—	—	—	—	6,075,635
Fair Value of Options-Acquisitions	—	251,928	—	—	—	—	251,928
Reissued from Treasury Acquisitions (25,500,000 shares)	—	258,262	—	—	—	481,408	739,670
Issued 3-for-2 Stock Split (158,158,885 shares)	1,582	(1,764)	—	—	—	—	(182)
Issuance of Stock (181,758 shares)	—	2,070	—	—	—	4,501	6,571
Restricted Stock Activity, net	—	15,981	—	—	(33,385)	30,447	13,043
Stock Based Compensation Activity, net	—	(10,995)	—	—	—	76,946	65,951
Other Comprehensive Income	—	—	—	2,284	—	—	2,284

Balance, December 31, 2004	$4,745	$6,968,493	$2,064,148	$240	$(125,174)	$(31,373)	$8,881,079
Net Income	—	—	948,847	—	—	—	948,847
Cash Dividends ($.91 per share)	—	—	(431,948)	—	—	—	(431,948)
Issuance of Stock (291,980 shares)	—	1,336	—	—	—	6,779	8,115
Restricted Stock Activity, net	—	3,887	—	—	(29,598)	45,423	19,712
Stock Based Compensation Activity, net	61	61,598	—	—	—	14,235	75,894
Purchases of Treasury Stock (14,872,200 shares)	—	—	—	—	—	(390,320)	(390,320)
Other Comprehensive Loss	—	—	—	(109,138)	—	—	(109,138)

Balance, December 31, 2005	$4,806	$7,035,314	$2,581,047	$(108,898)	$(154,772)	$(355,256)	$9,002,241

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003

(In thousands)
Cash Flows from Operating Activities:
Net Income	$948,847	$552,996	$396,365
Adjustments to Reconcile Net Income to Net Cash Provided by/(Used in) Operating Activities:
Provision for Loan Losses	36,000	27,189	26,250
Depreciation	43,059	24,781	15,391
Net Amortization/(Accretion):
Securities	26,692	24,169	78,946
Loans	26,338	(9,348)	(19,937)
Borrowings & Time Deposits	(138,931)	(41,492)	(1,325)
Intangibles	36,643	15,109	3,567
Deferred Compensation	21,572	14,575	9,858
Gain on Sale of Loans Held-for-Investment	(5,198)	—	—
Securities Gains, net(1)	(10,139)	(12,656)	(15,762)
Gain on Sale of Facilities, net	—	—	(10,980)
Debt Restructuring Costs	—	—	11,955
Capitalization of Mortgage Servicing Rights	(132,171)	(50,444)	—
Amortization of Mortgage Servicing Rights	87,354	20,841	—
Temporary Impairment Charge — Mortgage Servicing Rights	23,126	—	—
Loans Held-for-Sale:
Originations	(36,960,981)	(8,636,582)	(372,656)
Proceeds from Sales(2)	37,543,726	7,700,063	350,806
Gain on Sale	(431,145)	(53,710)	(4,822)
Other	1,265,077	324,123	—
Purchases of Trading Assets	(50,000)	(13,911)	(148,314)
Sales of Trading Assets	48,516	14,015	150,731
Other, net	105,836	(93,774)	(108,536)

Net Cash Provided by/(Used in) Operating Activities	2,484,221	(194,056)	361,537

Cash Flows from Investing Activities:
Originations of Loans Held-for-Investment, Net of Principal Repayments and Charge-offs	(3,961,526)	(3,091,948)	(948,034)
Proceeds from Sales of Loans Held-for-Investment	1,174,793	—	—
Purchases of Securities Available-for-Sale	(2,079,010)	(4,795,103)	(6,260,244)
Proceeds from Sales of Securities Available-for-Sale	2,258,489	1,442,626	1,532,384
Maturities, Redemptions, Calls and Principal Repayments on Securities Available-for-Sale	3,789,232	3,174,137	6,035,159
Purchases of Securities Held-to-Maturity	(3,010)	(7,758)	(51,248)
Maturities, Redemptions, Calls and Principal Repayments on Securities Held-to-Maturity	40,632	57,274	167,351
Purchases of Premises and Equipment, net	(74,582)	(47,380)	(35,585)
Cash Acquired in Purchase Acquisitions	—	835,418	—

Net Cash Provided by/(Used in) Investing Activities	1,145,018	(2,432,734)	439,783

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Years Ended December 31,
	2005	2004	2003

(In thousands)
Cash Flows from Financing Activities:
Net Increase in Deposits	1,838,018	3,619,781	1,923,585
Net Decrease in Borrowings	(4,791,688)	(278,661)	(2,191,801)
Purchases of Treasury Stock	(390,320)	—	(264,193)
Exercise of Stock Options and Common Stock Sold for Cash	133,319	64,216	5,752
Cash Dividends Paid	(419,219)	(247,037)	(167,610)

Net Cash (Used in)/Provided by Financing Activities	(3,629,890)	3,158,299	(694,267)

Net (Decrease)/Increase in Cash and Cash Equivalents	(651)	531,509	107,053
Cash and Cash Equivalents at Beginning of the Year	1,062,900	531,391	424,338

Cash and Cash Equivalents at Year End	$1,062,249	$1,062,900	$531,391

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
Interest Expense	$1,075,331	$441,663	$309,397

Income Taxes	$283,898	$139,497	$214,027

During the Year, Certain Securities Were Purchased Which Settled in the Subsequent Year	$40,914	$2,352	$31,095

Non-Cash Activity Related to the GreenPoint and TCNJ Acquisitions not Reflected Above are as Follows: (3)
Fair Value of Assets Acquired	—	$30,218,756	—
Liabilities Assumed	—	$29,607,910	—

(1)	Gain on sale of securities, net, includes a $6.0 million permanent impairment charge in 2005.

(2)	Excludes loans retained in the held-for-investment portfolio totaling $5.3 billion and $1.9 billion in 2005 and 2004, respectively.

(3)	Excludes goodwill and identifiable intangibles established in the acquisitions. See Notes to Consolidated Financial Statements, Note 2 — “Business Combinations” for additional information.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2005	2004	2003

(In thousands)
Net Income	$948,847	$552,996	$396,365

Other Comprehensive Income:
Unrealized Gains/(Losses) On Securities:
Changes in Unrealized (Losses)/Gains Arising During the Year	(194,898)	18,900	(44,434)
Less: Reclassification Adjustment for Gains Included in Net Income	(10,139)	(12,656)	(15,762)

Changes in Unrealized (Losses)/Gains Arising During the Year	(205,037)	6,244	(60,196)
Related Tax Effect on Unrealized Gains/(Losses) Arising During the Year	88,166	(2,685)	25,884

Net Change in Unrealized (Losses)/Gains Arising During the Year	(116,871)	3,559	(34,312)

Unrealized Gains/(Losses) On Derivative Instruments:
Changes in Unrealized Gains/(Losses) Arising During the Year	10,938	(10,207)	(5,465)
Add: Reclassification Adjustment for Expenses/Losses Included in Net Income	2,628	7,970	30,512

Changes in Unrealized Gains/(Losses) Arising During the Year	13,566	(2,237)	25,047
Related Tax Effect on Changes in Unrealized Losses Arising During the Year	(5,833)	962	(10,770)

Net Change in Unrealized Gains/(Losses) Arising During the Year	7,733	(1,275)	14,277

Net Other Comprehensive (Loss)/Income	$(109,138)	$2,284	$(20,035)

Comprehensive Income	$839,709	$555,280	$376,330

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	Business and Summary of Significant Accounting Policies

North Fork Bancorporation, Inc. is a regional bank holding company organized under the laws of the State of Delaware and registered as a “bank holding company” under the Bank Holding Company Act of 1956, as amended. North Fork Bank, our principal bank subsidiary, operates from 353 retail bank branches in the New York Metropolitan area. We also operate a nationwide mortgage business (GreenPoint Mortgage Funding Inc.). GreenPoint Mortgage is in the business of originating, selling and servicing a wide variety of mortgages secured by 1-4 family residences and small commercial properties. Through our other non-bank subsidiaries, we offer financial products and services to our customers including asset management, securities brokerage, and the sale of alternative investment products. We operate a second subsidiary bank, Superior Savings of New England, N.A., which focuses on telephonic and media-based generation of deposits.

In May 2004, we acquired The Trust Company of New Jersey (“TCNJ”). TCNJ was the fourth largest commercial bank headquartered in New Jersey and operated in the northern and central New Jersey market area. TCNJ represented our first significant expansion into a state other than New York. At the date of merger, TCNJ had $4.1 billion in total assets, $1.4 billion in securities, $2.1 billion in net loans, $3.2 billion in deposits and $.7 billion in borrowings.

In October 2004, we acquired GreenPoint Financial Corp. (“GreenPoint”). GreenPoint operated two primary businesses, a New York based retail bank (“GreenPoint Bank”) and a separate mortgage banking business (“GreenPoint Mortgage” or “GPM”) with nationwide operations. GreenPoint Bank maintained 95 retail bank branches in the New York Metropolitan area. At the date of merger, GreenPoint had $27 billion in assets, $6.8 billion in securities, $5.1 billion in loans held-for-sale, $12.8 billion in loans held-for-investment, $12.8 billion in deposits, and $11.4 billion in borrowings.

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

Significant Accounting Policies

Securities

Securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Securities that may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or other factors, and marketable equity securities, are classified as available-for-sale and carried at fair value. Unrealized gains and losses on these securities are reported, net of applicable taxes, as a separate component of accumulated other comprehensive income, a component of stockholders’ equity. Equity securities that do not have a readily determinable fair value are reported at cost. Debt and equity securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value. Unrealized gains and losses on trading securities are reported as a component of other non-interest income. Management determines the appropriate classification of securities at the time of purchase, and at each reporting date, management reassesses the appropriateness of the classification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest income on securities, including amortization of premiums and accretion of discounts, is recognized using the level yield method over the lives of the individual securities. Realized gains and losses on sales of securities are computed using the specific identification method. The cost basis of individual held-to-maturity and available-for-sale securities are reduced through write-downs to reflect other-than-temporary impairments in value. These write-downs are reported as a component of securities gains, net.

Accounting for Derivative Financial Instruments

Derivative financial instruments are recorded at fair value as either assets or liabilities on the balance sheet. The accounting for changes in the fair value of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and based on the type of hedging relationship. Transactions hedging changes in the fair value of a recognized asset, liability, or firm commitment are classified as fair value hedges. Derivative instruments hedging exposure to variable cash flows of recognized assets, liabilities or forecasted transactions are classified as cash flow hedges.

Fair value hedges result in the immediate recognition through earnings of gains or losses on the derivative instrument, as well as corresponding losses or gains on the hedged financial instrument to the extent they are attributable to the hedged risk. The gain or loss on the effective portion of a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income, and reclassified to earnings in the same period that the hedged transaction affects earnings. The gain or loss on the ineffective portion of the derivative instrument, if any, is recognized in earnings for both fair value and cash flow hedges. Changes in the fair value of the derivative instruments are recorded as changes in both the fair value of the swap and the hedged financial instrument. Derivative instruments not qualifying for hedge accounting treatment are recorded at fair value and classified as trading assets or liabilities with the resultant changes in fair value recognized in earnings during the period of change.

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

As part of our mortgage banking business, we enter into commitments to originate or purchase loans whereby the interest rate on the loan is determined prior to funding (“interest rate lock commitment”). Interest rate lock commitments related to loans that we intend to sell in the secondary market are considered free-standing derivatives. These derivatives are required to be recorded at fair value, with changes in fair value recorded in current period earnings. In accordance with Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments”, interest rate lock commitments are initially valued at zero. Changes in fair value subsequent to inception are based on changes in the fair value of loans with similar characteristics and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and passage of time. In general, the probability that a loan will fund increases if mortgage rates rise and decreases if mortgage rates fall. The initial value inherent in the loan commitment at origination is recognized through gain on sale of loans when the underlying loan is sold.

We are exposed to interest rate risk from the time an interest rate lock commitment is made to a borrower to the time the resulting mortgage loan is sold in the secondary market. To manage this risk, we use derivatives, primarily forward sales contracts on mortgage backed securities and forward delivery commitments, in an amount equal to the portion of interest rate contracts expected to close. The duration of these derivatives is selected to have the changes in their fair value correlate closely with the changes in fair value of the interest rate lock commitments on loans to be sold. These derivatives are also required to be recorded at fair value, with changes in fair value recorded in current period earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans Held-for-Sale

Loans held-for-sale consist primarily of residential mortgage loans, secured by one-to-four family residential properties located throughout the United States. Loans originated with the intent of selling in the secondary market are classified as held-for-sale. Loans held-for-sale are carried at the lower of aggregate cost, net of deferred fees, deferred origination costs and effects of hedge accounting, or fair value. The fair value of loans held-for-sale are determined using current secondary market prices for loans with similar coupons, maturities and credit quality.

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

As part of our mortgage banking operations, commitments to purchase or originate loans are entered into whereby the interest rate on the loans is determined prior to funding (“interest rate lock commitments”). Interest rate lock commitments on loans we intend to sell are recorded as derivative instruments as defined in Statement of Financial Accounting Standards (“SFAS”) No. 133 — “Accounting for Derivative Instruments and Hedging Activities” and the fair value of interest rate lock commitments are determined using current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability, or pull through rate.

Similar to loans held-for-sale, the fair value of interest rate lock commitments is subject to change due to changes in market interest rates. In addition, the value of interest rate lock commitments is affected by changes in the anticipated loan funding probability or pull through rate. These changes in fair value are also hedged primarily by selling forward contracts on agency securities. Both the interest rate lock commitments and the related forward contracts are recorded at fair value with changes in fair value being recorded in current earnings in gain on sale of loans.

Accounting for Sales of Loans Held-for-Sale

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

Mortgage Servicing Rights

The right to service mortgage loans for others, or Mortgage Servicing Rights (“MSRs”), is recognized when mortgage loans are sold in the secondary market and the right to service these loans are retained for a fee. The MSRs initial carrying value is determined by allocating the recorded investment in the underlying mortgage loans between the assets sold and the interest retained based on their relative fair values at the date of transfer. Fair value of the MSRs is determined using the present value of the estimated future cash flows of net servicing income. MSRs are carried at the lower of the initial carrying value, adjusted for amortization, or fair value. MSRs are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of MSRs is periodically analyzed and adjusted to reflect changes in prepayment speeds.

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

MSRs are periodically evaluated for impairment based on the difference between the carrying amount and current fair value. To evaluate and measure impairment, the underlying loans are stratified based on certain risk

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

characteristics, including loan type, note rate and investor servicing requirements. If it is determined that temporary impairment exists, a valuation allowance is established by risk stratification through a charge to earnings for any excess of amortized cost over the current fair value. If determined in future periods that all or a portion of the temporary impairment no longer exists for a particular risk stratification, the valuation allowance is reduced by increasing earnings. However, if impairment for a particular risk stratification is deemed other-than-temporary (recovery of a recorded valuation allowance is remote), a direct write-down, permanently reducing the carrying value of the MSRs is recorded. The periodic evaluation of MSRs for other-than-temporary impairment considers both historical and projected trends in interest rates, payoff activity and whether impairment could be recovered through increases in market interest rates.

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

The evaluation process for determining the adequacy of the representation and warranty reserve and the periodic provisioning for estimated losses is performed for each product type on a quarterly basis. Factors considered in the evaluation process include historical sales volumes, aggregate repurchase and indemnification activity and actual losses incurred. Additions to the reserve are recorded as a reduction to the gain on sale of loans. Losses incurred on loans we are required to either repurchase or make payments to the investor under the indemnification provisions are charged against the reserve. The representation and warranty reserve is included in accrued expenses and other liabilities in the consolidated balance sheet.

Loans Held-for-Investment

Loans are stated at the principal amount outstanding, net of unearned income and net deferred loan fees and costs. Interest income is recognized using the interest method or a method that approximates a level rate of return over the loan term. Net deferred loan fees and origination costs are recognized in interest income over the loan term as a yield adjustment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The loan portfolio is categorized according to collateral type, loan purpose or borrower type (i.e. commercial, consumer). The categories used include Multi-Family Mortgages, Residential 1-4 Family Mortgages, Commercial Mortgages, Commercial and Industrial, Consumer, and Construction and Land. An important consideration is our concentration of real estate related loans.

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

The initial allocation or specific-allowance method commences with loan officers and underwriters grading the quality of their loans on a risk classification scale ranging from 1 - 8. Loans identified as below investment grade are referred to our independent Loan Review Department (“LRD”) for further analysis and identification of those factors that may ultimately affect the full recovery or collectibility of principal and/or interest. These loans are subject to continuous review and monitoring while they remain in a criticized category. Additionally, LRD is responsible for performing periodic reviews of the loan portfolio independent from the identification process employed by loan officers and underwriters. Loans that fall into criticized categories are further evaluated for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” The portion of the allowance allocated to impaired loans is based on the most appropriate of the following measures: discounted cash flows from the loan using the loan’s effective interest rate, the fair value of the collateral for collateral dependent loans, or the observable market price of the impaired loan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management to consider that the overall allowance level should be greater than the amount determined by the allocation process described above.

Premises and Equipment

Premises and equipment, including leasehold improvements, are stated at cost, net of accumulated depreciation and amortization. Equipment, which includes furniture and fixtures, are depreciated over the assets’ estimated useful lives using the straight-line method (3 to 10 years). Bank premises and leasehold improvements are amortized, using the straight line method, over the estimated useful life of the related asset or the lease term, whichever is shorter. Maintenance, repairs and minor improvements are charged to non- interest expense in the period incurred.

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

Other Real Estate

Other real estate consists of property acquired through foreclosure or deed in lieu of foreclosure. Prior to foreclosure, the recorded amount of the loan is written down, if necessary, to the fair value of the property based on the appraised value adjusted for estimated disposition costs, by a charge to the allowance for loan losses.

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

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income available to common stockholders’ by the weighted average number of common shares, as adjusted for restricted shares outstanding during the period. Diluted EPS is computed by dividing net income available to common stockholders’ by the weighted average number of common shares outstanding as, adjusted for restricted shares, and common stock equivalents (i.e. stock options) outstanding during the period and accounted for under the treasury stock method. The weighted average number of common shares outstanding used in the computation of Basic EPS was 467,306,335, 294,490,840 and 226,304,234 for 2005, 2004, and 2003, respectively. The weighted average number of common shares outstanding used in the computation of Diluted EPS was 472,790,713, 299,219,291 and 228,774,213 for 2005, 2004 and 2003, respectively.

Accounting for Stock-Based Compensation

Stock-based compensation plans are accounted for in accordance with the requirements specified in SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). As permitted under these Statements, we have elected to apply the intrinsic value method in accounting for option-based stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation plans. Accordingly, compensation expense has not been recognized in the accompanying consolidated financial statements for stock-based compensation plans, other than restricted stock awards. Restricted stock awards are recorded as deferred compensation, a component of stockholders’ equity, at fair value as of the date of grant and amortized to compensation expense over the awards’ specified vesting periods. Since the intrinsic value method is used, we are required to disclose the pro-forma impact on net income and earnings per share that the fair value-based method would have had, if it was applied rather than the intrinsic value method. See Note 16 — “Common Stock Plans”, for additional information.

Accordingly, the following table illustrates the effect on net income and earnings per share as if the fair value-based method had been applied to all outstanding awards in each period.

	2005	2004	2003

(Dollars in thousands, except per share amounts)
Net Income, as Reported	$948,847	$552,996	$396,365

Add: Restricted Stock Expense Included in Net Income, Net of Taxes	13,841	9,536	6,809
Less: Total Stock-based Employee Compensation Expense Determined Under the Fair Value Method for All Awards, Net of Taxes	(22,489)	(16,377)	(9,254)

Pro-Forma Net Income	$940,199	$546,155	$393,920

Earnings Per Share:
Basic — as Reported	$2.03	$1.88	$1.75
Basic — Pro-Forma	2.01	1.85	1.74
Diluted — as Reported	2.01	1.85	1.73
Diluted — Pro-Forma	1.99	1.83	1.72

Goodwill and Identifiable Intangible Assets

Goodwill and identifiable intangible assets (primarily core deposit intangibles) reflected on the consolidated balance sheets arose from previous acquisitions. At the date of acquisition, we recorded the assets acquired and liabilities assumed at fair value. The excess of cost over the fair value of the net assets acquired is recorded on the balance sheet as goodwill. The cost includes the consideration paid and all direct costs associated with the acquisition. Indirect costs relating to the acquisition are expensed when incurred based on the nature of the item.

In accordance with the requirements specified in SFAS No. 142 “Goodwill and Other Intangible Assets”, goodwill and identifiable intangible assets having an indefinite useful life are no longer amortized but are periodically assessed for impairment. Identifiable intangible assets having an estimated useful life are separately recognized and amortized over their estimated useful lives. The required assessment of goodwill impairment, was completed as of December 31, 2005 and management determined that no impairment exists.

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

The Trust Company of New Jersey

In May 2004, The Trust Company of New Jersey (“TCNJ”), a New Jersey state-chartered bank was acquired, in a tax free merger. TCNJ shareholders received one share of the Company’s common stock for each share of TCNJ common stock held or 27.8 million shares, adjusted for the three-for-two stock split. At the merger date, TCNJ had $4.1 billion in total assets, $1.4 billion in securities, $2.1 billion in loans, $3.2 billion in deposits and $.7 billion in borrowings.

GreenPoint Financial Corp.

In October 2004, GreenPoint Financial Corp. (“GreenPoint”) was acquired, in a tax free merger. GreenPoint’s shareholders received 1.0514 shares of the Company’s common stock for each of share of GreenPoint common stock held, for a total issuance of 210.3 million shares (adjusted for the three-for-two stock split). GreenPoint operated two primary businesses, a retail savings bank (GreenPoint Bank) and a national mortgage company (GreenPoint Mortgage Funding, Inc.). At the merger date, GreenPoint had $27 billion in assets, $6.8 billion in securities, $5.1 billion in loans held-for-sale, $12.8 billion in loans held-for-investment, $12.8 billion in deposits and $11.4 billion in borrowings. On February 21, 2005, the operations of GreenPoint Bank were merged with and into North Fork Bank. GreenPoint Mortgage continues to operate as a separate subsidiary.

Identifiable Intangibles

The following table represents a roll forward of identifiable intangibles, which is comprised primarily of core deposits intangibles from previous acquisitions.

	2005	2004	2003

(In thousands)
Gross Carrying Value	$188,243	$35,165	$35,165
Add: GreenPoint Acquisition(1)	—	113,726	—
Add: TCNJ Acquisition(2)	—	39,352	—

Gross Carrying Value	$188,243	$188,243	$35,165
Less: Accumulated Amortization	(74,152)	(37,509)	(22,400)

Net Carrying Value	$114,091	$150,734	$12,765

(1)	The GreenPoint core deposit intangible is being amortized over 11 years on an accelerated basis.

(2)	The TCNJ core deposit intangible is being amortized over 8 years on an accelerated basis.

Amortization expense of identifiable intangibles was $36.6 million, $15.1 million and $3.6 million for 2005, 2004 and 2003, respectively. The aggregate amortization expense is projected to be $33.6 million, $25.6 million, $20.5 million, $16.1 million and $6.6 million in 2006, 2007, 2008, 2009 and 2010, respectively.

Goodwill

Goodwill was $5.9 billion for both 2005 and 2004, respectively. Any changes in goodwill during 2005 were insignificant and resulted from the final purchase accounting adjustments for facility and compensation related matters that were not available at the time we closed the acquisition of GreenPoint. Goodwill is analyzed for impairment on an annually basis. No impairment loss was recorded in 2005 or 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	Securities

Available-for-Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale securities were as follows at December 31:

	2005				2004
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

(In thousands)
CMO Agency Issuances	$3,604,117	$54	$(92,886)	$3,511,285	$5,121,001	$11,911	$(34,669)	$5,098,243
CMO Private Issuances	3,484,016	299	(74,526)	3,409,789	4,723,080	14,628	(15,895)	4,721,813
Agency Pass-Through Certificates	1,986,388	3,554	(33,455)	1,956,487	2,715,253	28,109	(6,295)	2,737,067
State & Municipal Obligations	884,742	2,339	(5,843)	881,238	916,239	6,147	(2,274)	920,112
Equity Securities(1)(2)	663,371	13,659	(1,505)	675,525	790,042	5,377	(1,414)	794,005
U.S. Treasury & Agency Obligations	233,468	—	(2,316)	231,152	361,987	2,737	(949)	363,775
Other Securities	628,737	6,134	(4,370)	630,501	800,848	12,075	(3,313)	809,610

	$11,484,839	$26,039	$(214,901)	$11,295,977	$15,428,450	$80,984	$(64,809)	$15,444,625

(1)	Amortized cost and fair value includes $265.8 million and $351.7 million in Federal Home Loan Bank stock at December 31, 2005 and 2004, respectively.

(2)	Amortized cost and fair value includes $332.3 million and $342.8 million at December 31, 2005 and $369.6 million and $371.2 million at December 31, 2004 in Freddie Mac and Fannie Mae Preferred Stock, respectively.

Held-to-Maturity Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of held-to-maturity securities were as follows at December 31:

	2005				2004
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

(In thousands)
Agency Pass-Through Certificates	$46,155	$525	$(866)	$45,814	$57,719	$1,402	$(345)	$58,776
CMO Private Issuances	9,430	—	(472)	8,958	24,426	209	(484)	24,151
State & Municipal Obligations	38,301	1,815	—	40,116	45,303	2,688	—	47,991
Other Securities	10,324	—	(84)	10,240	15,125	—	(52)	15,073

	$104,210	$2,340	$(1,422)	$105,128	$142,573	$4,299	$(881)	$145,991

Mortgage backed securities represented 78% of total securities at December 31, 2005, and included pass-through certificates guaranteed by GNMA, FHLMC or FNMA and collateralized mortgage-backed obligations (“CMOs”) backed by government agency pass-through certificates or whole loans. The pass-through certificates included both fixed and adjustable rate instruments. CMOs, by virtue of the underlying collateral or structure, are AAA rated and are either fixed rate current pay sequentials and planned amortization class (PAC) structures or adjustable rate issues. The adjustable rate pass-throughs and CMOs are principally Hybrid adjustable rate mortgages (ARMs). Hybrid ARMs typically have a fixed initial rate of interest from 3 through 7 years and at the end of that term convert to a one year adjustable rate of interest indexed to short term benchmarks (i.e. LIBOR or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one-year Treasuries). Hybrid ARMs included in Pass-throughs and CMOs as of December 31, 2005 aggregated $2.6 billion.

At December 31, 2005, securities carried at $7.3 billion were pledged to secure securities sold under agreements to repurchase, other borrowings, and for other purposes as required by law. Securities pledged under agreements pursuant to which the collateral may be sold or re-pledged by the secured parties approximated $4.1 billion, while securities pledged under agreements pursuant to which the secured parties may not sell or re-pledge the collateral approximated $3.2 billion at December 31, 2005.

At December 31, 2005, the amortized cost and estimated fair value of securities by contractual maturity are presented in the table below. Expected maturities will differ from contractual maturities since issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

(In thousands)
Due in One Year or Less	$478,204	$477,790	$4,050	$4,060
Due After One Year Through Five Years	370,916	367,467	19,771	19,854
Due After Five Years Through Ten Years	168,607	167,621	10,962	11,530
Due After Ten Years	729,220	730,013	13,842	14,912

Sub-total	$1,746,947	$1,742,891	$48,625	$50,356
CMO’s	7,088,133	6,921,074	9,430	8,958
Agency Pass-Through Certificates	1,986,388	1,956,487	46,155	45,814
Equity Securities	663,371	675,525	—	—

	$11,484,839	$11,295,977	$104,210	$105,128

The proceeds from realized gains and losses on securities were as follows at December 31,

	2005	2004	2003

(In thousands)
Proceeds from Sales	$2,258,489	$1,442,626	$1,532,384

Gross Realized Gains	$18,651	$14,780	$24,901
Gross Realized Losses	(8,512)	(2,124)	(9,139)

Net Realized Gains	$10,139	$12,656	$15,762

In December 2005, $577 million in securities were identified as other than temporarily impaired resulting in a realized loss of $6.0 million. Theses securities were sold in January 2006. Gross realized gains and losses for 2005, 2004 and 2003 resulted from sales of mortgage backed securities, corporate bonds and certain equity and capital securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of December 31, 2005:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

(In thousands)
CMO Agency Issuances	$1,166,734	$(20,888)	$2,136,310	$(71,998)	$3,303,044	$(92,886)
CMO Private Issuances	1,954,853	(40,364)	1,254,785	(34,634)	3,209,638	(74,998)
Agency Pass-Through Certificates	1,154,060	(16,974)	521,106	(17,347)	1,675,166	(34,321)
State & Municipal Obligations	581,355	(3,663)	87,048	(2,180)	668,403	(5,843)
U.S. Treasury & Agency Obligations	59,943	(1,488)	24,538	(828)	84,481	(2,316)
Equity Securities	43,686	(397)	99,268	(1,108)	142,954	(1,505)
Other Securities	78,561	(1,393)	133,144	(3,061)	211,705	(4,454)

Total Temporarily Impaired Securities	$5,039,192	$(85,167)	$4,256,199	$(131,156)	$9,295,391	$(216,323)

As of December 31, 2005, approximately 93% of the unrealized losses in the securities portfolio was comprised of mortgage-backed securities. The remaining 7% of the unrealized losses is concentrated in corporate bonds and state and municipal obligations. Management reviews these securities at least annually and there are no instances of credit or rating agency downgrades. Management believes these price movements can be attributed to the increase in current market credit spreads on similar issuances.

When purchasing investment securities, the Company’s overall interest-rate risk profile is considered as well as the adequacy of expected returns relative to risks assumed, including prepayments. In continuously managing the investment securities portfolio, management occasionally sells investment securities as a result of changes in interest rates and spreads, actual or anticipated prepayments, credit risk associated with a particular security, and/or following the completion of a business combination.

NOTE 4 —	Loans

The composition of loans designated as held-for-sale are summarized as follows at December 31,:

Loans Held-for-Sale:		%		%
(Dollars in thousands)	2005	of Total	2004	of Total

Mortgages Loans	$3,824,547	89%	$4,339,581	76%
Home Equity	496,656	11	1,380,247	24

Total	$4,321,203	100%	$5,719,828	100%
Deferred Origination Costs	38,064		56,117

Total Loans Held-For-Sale	$4,359,267		$5,775,945

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of loans designated as held-for investment are summarized as follows at December 31,:

		%		%
Loans Held-for-Investment:	2005	of Total	2004	of Total

(Dollars in thousands)
Commercial Mortgages	$6,206,416	19%	$5,369,656	18%
Commercial & Industrial	4,709,440	14	3,046,820	10

Total Commercial	10,915,856	33	8,416,476	28
Residential Mortgages	15,068,443	45	15,668,938	51
Multi-Family Mortgages	4,821,642	15	4,254,405	14
Consumer	1,558,782	5	1,604,863	5
Construction and Land	829,273	2	480,162	2

Total	$33,193,996	100%	$30,424,844	100%
Deferred Origination Costs, net	38,240		28,490

Total Loans Held-for-Investment	$33,232,236		$30,453,334

The loan portfolio is concentrated primarily in loans secured by real estate. The segments of the real estate portfolio are diversified in terms of risk and repayment sources. The underlying collateral includes residential 1-4 family mortgages, and multi-family apartment buildings, owner occupied/non-owner occupied commercial properties and construction and land loans. The risks inherent in the loan portfolio are dependent on both regional and general economic stability, which affect property values and the financial well being and creditworthiness of the borrowers.

At December 31, 2005, loans secured by real estate of $4.0 billion were pledged as collateral under borrowing arrangements with the Federal Home Loan Bank of New York.

Related Party Loans

Loans to related parties include loans to directors and their related companies and executive officers of the Company and its subsidiaries. Such loans are made in the ordinary course of business on substantially the same terms as loans to other individuals and businesses of comparable risks. We do not extend loans to directors and executive officers for purposes of financing the purchase of the company’s common stock. Related party loans, consisting principally of residential mortgage loans, aggregated $4.9 million and $4.8 million at December 31, 2005 and 2004, respectively.

Non-Performing Assets

Non-performing assets include loans ninety days past due and still accruing, non-accrual loans and other real estate. Other real estate consists of properties acquired through foreclosure or deed in lieu of foreclosure. Other real estate is carried at the lower of the recorded amount of the loan or the fair value of the property based on the appraised value adjusted for estimated disposition costs. Other real estate is reflected on the accompanying balance sheet as a component of other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the components of non-performing assets at December 31,:

	2005	2004

(In thousands)
Non-Performing Loans Held-for-Investment:
Commercial Mortgages	$498	$16,890
Commercial & Industrial	7,970	8,730

Total Commercial	8,468	25,620
Residential Mortgages	19,315	103,745
Multi-Family Mortgages	550	1,290
Consumer	2,684	3,178
Construction and Land	—	—

Total Non-Performing Loans-Held-for-Investment	$31,017	$133,833
Total Non-Performing Loans-Held-for-Sale	13,931	60,858

Total Non-Performing Loans	44,948	194,691
Other Real Estate	4,101	17,410

Total Non-Performing Assets	$49,049	$212,101

Interest foregone on non-accrual loans aggregated $2.2 million in 2005, $2.9 million in 2004 and $1.0 million in 2003 and 2002, respectively. As part of the analysis for loan losses, certain loans are assessed for impairment as specified by the criteria established in SFAS No. 114 “Accounting by Creditors for Impairment of a Loan”. The level of loans identified as impaired and the related valuation was not significant at December 31, 2005 and 2004.

At December 31, 2005, there were no commitments to lend additional funds to borrowers whose loans were non-performing. Additionally, there were no restructured, accruing loans outstanding at December 31, 2005 and 2004.

NOTE 5 —	Allowance for Loan Losses

A summary of changes in the allowance for loan losses is shown below for the years ended December 31,:

	2005	2004	2003

(In thousands)
Balance at Beginning of Year	$211,097	$122,733	$114,995
Provision for Loan Losses	36,000	27,189	26,250
Allowance From Purchase Acquisitions	—	84,977	—

Total	247,097	234,899	141,245
Recoveries Credited to the Allowance	15,646	12,769	8,122
Losses Charged to the Allowance	(44,804)	(36,571)	(26,634)

Balance at End of Year	$217,939	$211,097	$122,733

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	Premises and Equipment

The following is a summary of premises and equipment at December 31,:

	2005	2004

(In thousands)
Land	$96,425	$94,830
Premises	141,922	132,480
Leasehold Improvements	191,384	172,622
Equipment	236,527	242,393

	666,258	642,325
Less: Accumulated Depreciation and Amortization	(228,218)	(226,322)

	$438,040	$416,003

Depreciation and amortization of premises and equipment, is reflected as a component of occupancy and equipment, net in the consolidated statements of income, was $43.1 million, $24.8 million and $15.4 million for 2005, 2004 and 2003, respectively.

NOTE 7 —	Deposits

The following table represents the composition of customer deposit liabilities at December 31,:

	2005		2004
		%		%
	Amount	of Total	Amount	of Total

(Dollars in thousands)
Demand	$7,639,231	20.9%	$6,738,302	19.3%
Money Market Accounts	10,013,110	27.3	9,246,236	26.6
Now	5,593,121	15.3	5,019,159	14.4
Savings	5,303,930	14.5	6,333,599	18.2
Time	5,428,921	14.8	4,932,301	14.2
Certificate of Deposit, $100,000 and Over	2,638,260	7.2	2,542,831	7.3

Total Deposits	$36,616,573	100.0%	$34,812,428	100.0%

The aggregate amount of overdrawn deposit balances reclassified as loans was $35.4 million and $24.0 million as of December 31, 2005 and 2004, respectively.

The following is a summary of the remaining maturity of time deposits including certificates of deposits, $100,000 and over as of December 31, 2005:

Balance

(In thousands)
2006	$6,647,496
2007	866,488
2008	213,711
2009	234,685
2010	72,882
Thereafter	2,784

Total Time and Certificates of Deposits(1)	$8,038,046

(1)	Excludes $29.1 million in purchase accounting adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The remaining maturities of certificate of deposits in amounts of $100,000 and over at December 31, 2005, were as follows:

Balance

(In thousands)
3 Months or Less	$1,076,979
3 to 6 Months	672,127
6 to 12 Months	587,446
Greater Than One Year	301,708

$2,638,260

NOTE 8 —	Federal Funds Purchased and Collateralized Borrowings

The following table summarizes the components of federal funds purchased & collateralized borrowings at December 31,:

	2005	2004

(In thousands)
Federal Funds Purchased	$2,634,000	$2,311,000
Securities Sold Under Repurchase Agreements	3,783,017	7,138,175
Federal Home Loan Bank Advances	3,283,604	5,143,852

Total Federal Funds Purchased and Collateralized Borrowings	$9,700,621	$14,593,027

The following is a summary of federal funds purchased and securities sold under agreements to repurchase (“Repos”) at and for the years ended December 31,:

	2005	2004	2003

(Dollars in thousand)
Federal Funds Purchased:
Period End Balance	$2,634,000	$2,311,000	$263,000
Maximum Amount Outstanding at Any Month End	2,705,000	2,523,000	336,000
Average Outstanding Balance	1,642,185	643,436	105,748
Weighted Average Interest Rate Paid	3.27%	1.93%	1.18%
Weighted Average Interest Rate at Year End	4.17	2.54	0.99
Securities Sold Under Agreements to Repurchase:
Period End Balance	$3,783,017	$7,138,175	$1,908,154
Accrued Interest Payable at Period End	14,903	20,381	7,607
Maximum Amount Outstanding at Any Month End	7,964,087	7,307,012	4,550,000
Average Outstanding Balance	$5,730,343	$3,087,946	3,101,184
Weighted Average Interest Rate Paid	3.14%	2.60%	2.41%
Weighted Average Interest Rate at Year End	3.68	2.89	2.92

Interest swaps were used to convert certain Repos from variable rates to fixed rates. (See Note 10 — “Derivative Financial Instruments” for additional information). The impact of these swaps was to change the weighted average interest rate paid in the above table to 3.19%, 2.81% and 2.85%, at December 31, 2005, 2004 and 2003, respectively.

Qualifying Repos are treated as financings and the obligations to repurchase securities sold are reflected as liabilities on the consolidated balance sheets. The dollar amount of securities underlying the agreements remain in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the asset accounts, although the securities underlying the agreements are delivered to the brokers who arranged the transactions. In certain instances, the brokers may have sold, loaned, or disposed of the securities to other parties in the normal course of their operations, and have agreed to resell substantially similar securities at the maturity of the agreements to the Company.

The following is a summary of the amortized cost and fair value of securities collateralizing Repos, in addition to the amounts of and the contractual interest rates on the related borrowings.

							U.S. Gov.’t
			Total		MBS(1)		Agencies(1)
		Average	Amortized	Fair	Amortized	Fair	Amortized	Fair
Contractual Maturity	Repo’s (2) (3)	Rates(4)	Cost	Value	Cost	Value	Cost	Value

(Dollars in thousands)
Up to 30 days	$10,608	4.31%	$14,366	$14,033	$14,367	$14,032	$—	$—
30 to 90 Days	325,000	3.96	303,679	295,397	303,679	295,397	—	—
90 Days to 1 Year	450,000	3.47	695,045	676,871	695,045	676,871	—	—
In Excess of 1 Year	2,950,000	4.45	3,206,810	3,135,021	3,144,801	3,074,411	62,009	60,610

Total	$3,735,608	4.29%	$4,219,900	$4,121,322	$4,157,892	$4,060,711	$62,009	$60,610

(1)	Excludes accrued interest receivable of $16.4 million.

(2)	Excludes accrued interest payable of $14.9 million.

(3)	Excludes $47.4 million in purchase accounting discounts.

(4)	The weighted average interest rate at year end 2005 with purchase accounting adjustments was 3.68%.

The contractual maturity of Federal Home Loan Bank (“FHLB”) Advances at December 31, 2005 is as follows:

	FHLB	Average
Maturity	Advances(1)	Rates(1)(2)

(Dollars in thousands)
2006	$550,000	4.71%
2007	725,015	4.66
2008	350,000	5.50
2009	—	—
2010	900,000	5.45
Thereafter	650,000	4.97

Total	$3,175,015	5.05%

(1)	Excludes $108.6 million in purchase accounting discounts.

(2)	The weighted average interest rate at year end including purchase accounting adjustments was 3.57%.

Our banking subsidiaries have the ability to borrow an additional $11.9 billion on a secured basis, utilizing mortgage related loans and securities as collateral. At December 31, 2005, $4.1 billion in advances and repurchase agreements were outstanding with the FHLB.

Arrangements with correspondent banks are maintained to provide short-term credit for regulatory liquidity requirements. These available lines of credit aggregated $1.3 billion at December 31, 2005. We continually monitor our liquidity position as well as the liquidity positions of our banking subsidiaries and believe that sufficient liquidity exists to meet all of our operating requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	Other Borrowings

The following tables summarize other borrowings outstanding as of December 31,:

Subordinated Notes:

	2005	2004

(Dollars in thousands)
Parent Company:
5.875% Subordinated Notes due August 2012	$349,408	$349,319
5.0% Subordinated Notes due August 2012	150,000	150,000
Subsidiary Bank:
9.25% Subordinated Bank Notes due October 2010	178,622	184,474

Total Subordinated Notes	678,030	683,793
Fair Value Hedge Adjustment	(31,040)	(22,888)

Total Subordinated Notes Carrying Amount	$646,990	$660,905

$350 million of 5.875% Subordinated Notes and $150 million of 5% Fixed Rate/Floating Rate Subordinated Notes which mature in 2012, were issued in August 2002. These issuances qualify as Tier II capital for regulatory purposes. The 5.875% Subordinated Notes bear interest at a fixed rate through maturity, pay interest semi-annually and are not redeemable prior to maturity. The Fixed Rate/Floating Rate Notes bear interest at a fixed rate of 5% per annum for the first five years, and convert to a floating rate thereafter until maturity based on three-month LIBOR plus 1.87%. Beginning in the sixth year, we have the right to redeem the Fixed Rate/Floating Rate Notes at par plus accrued interest. There are $500 million in pay floating swaps, designated as fair value hedges, that were used to convert the stated fixed rate on these Notes to variable rates indexed to three-month LIBOR. (See Note 10 — “Derivative Financial Instruments” for additional information).

$150 million of 9.25% Subordinated Bank Notes were assumed from GreenPoint. The 9.25% Subordinated Bank Notes mature in 2010, pay interest semi-annually and currently $120 million qualifies as Tier II capital for regulatory purposes. The 9.25% Subordinated Bank Notes were recorded at fair value as of the acquisition date and includes the remaining fair value discount of $28.6 million and $34.6 million at December 31, 2005 and December 31, 2004, respectively, which reduced the effective cost of funds to 4.61%.

Junior Subordinated Debt (Related to Trust Preferred Securities):

	2005	2004

(In thousands)
8.70% Junior Subordinated Debt — due December 2026	$102,839	$102,827
8.00% Junior Subordinated Debt — due December 2027	102,811	102,798
8.17% Junior Subordinated Debt — due May 2028	46,547	46,547
9.10% Junior Subordinated Debt — due June 2027	235,867	237,251

Total Junior Subordinated	488,064	489,423
Fair Value Hedge Adjustment	7,427	15,165

Total Junior Subordinated Debt Carrying Amount	$495,491	$504,588

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any time in whole or in part for ten years from the date of issuance, except in certain limited circumstances. They may be redeemed annually thereafter, in whole or in part, at declining premiums to maturity. The costs associated with these issuances have been capitalized and are being amortized to maturity using the straight-line method.

$200 million of 9.10% Capital Securities were assumed from GreenPoint. The corresponding Junior Subordinated Debt of $206.2 million previously issued was recorded at fair value as of the acquisition date and includes the remaining fair value discount of $29.7 million and $31.1 million at December 31, 2005 and December 31, 2004, respectively, which reduced the effective cost of funds to 7.63%.

Pay floating swaps of $245 million, designated as fair value hedges, were used to convert a corresponding amount in Junior Subordinated Debt from their stated fixed rates to variable rates indexed to three-month LIBOR. (See Note 10 — “Derivative Financial Instruments” for additional information.)

Senior Notes:

	2005	2004

(In thousands)
3.20% Senior Notes due June 6, 2008	$344,945	$342,869
Fair Value Hedge Adjustment	(10,062)	(2,044)

Total Senior Notes Carrying Amount	$334,883	$340,825

$350 million of 3.20% Senior Notes were assumed from GreenPoint. The 3.20% Senior Notes mature in 2008, and pay interest semi-annually. These notes were recorded at fair value as of the acquisition date and include the remaining fair value premium of $5.1 million and $7.1 million at December 31, 2005 and December 31, 2004, respectively, which increased the effective cost of funds to 3.84%.

Pay floating swaps of $350 million, designated as fair value hedges, were used to convert the stated fixed rate on these notes to variable rates indexed to the three-month LIBOR. (See Note 10 — “Derivative Financial Instruments” for additional information).

NOTE 10 —	Derivative Financial Instruments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the interest rate swaps and the associated hedged liabilities outstanding as of December 31, 2005:

			Fixed	Variable
		Notional	Interest	Interest
Maturity	Hedged Liability	Amounts	Rates	Rates

(Dollars in thousand)
Pay Fixed Swaps
2008	Repurchase Agreement	$75,000	6.14%	4.29%

Pay Floating Swaps
2007	5.00% Subordinated Notes	$150,000	5.00%	6.64%
2008	3.20% Senior Notes	350,000	3.20%	4.10%
2012	5.875% Subordinated Notes	350,000	5.88%	6.64%
2026	8.70% Junior Subordinated Debt	100,000	8.70%	6.61%
2027	8.00% Junior Subordinated Debt	100,000	8.00%	5.98%
2028	8.17% Junior Subordinated Debt	45,000	8.17%	7.03%

		$1,095,000

At December 31, 2005, $75 million in pay fixed swaps, designated as cash flow hedges, were outstanding. These agreements change the repricing characteristics of certain repurchase agreements, requiring us to make periodic fixed rate payments and receive periodic variable rate payments indexed to three-month LIBOR, based on a common notional amount and identical payment and maturity dates. As of December 31, 2005, these swaps had an unrealized loss of $2.2 million, which is recorded as a component of other liabilities (the net of tax amount of $1.2 million is reflected in stockholders’ equity as a component of accumulated other comprehensive loss). The use of pay fixed swaps outstanding increased interest expense by $2.6 million, $8.0 million and $23.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. The decline in swap related interest expense was due primarily to the maturity of $100 million in the second quarter of 2004. Based upon the current interest rate environment, approximately $.6 million of the $1.2 million after tax unrealized loss is expected to be reclassified from accumulated other comprehensive loss during the next twelve months.

At December 31, 2005, $1.1 billion of pay floating swaps, designated as fair value hedges, was outstanding. $350 million in pay floating swaps was used to convert the stated fixed rate on the 5.88% subordinated notes to variable rates indexed to three-month LIBOR. The swap term and payment dates match the related terms of the subordinated notes. $150 million in pay floating swaps were used to convert the stated fixed rate on the 5% subordinated notes to variable rates indexed to three-month LIBOR. The swap terms are for five years, matching the period of time the subordinated notes pay a fixed rate. Beginning in the sixth year, we have the right to redeem the fixed rate/floating rate notes at par plus accrued interest or the interest rate converts to a spread over three month LIBOR. At December 31, 2005, the fair value adjustment on these swaps resulted in a loss of $31.0 million and is reflected as a component of other liabilities. The carrying amount of the $500 million in subordinated notes was decreased by an identical amount. These swaps increased interest expense by approximately $.3 million and reduced interest expense by $9.0 million and $5.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. There was no hedge ineffectiveness recorded in the Consolidated Statements of Income on these transactions for all periods reported.

$350 million of pay floating swaps was used to convert the stated fixed rate on the 3.20% senior notes to variable rates indexed to three-month LIBOR. The swap term and payment dates match the related terms of the senior notes. At December 31, 2005, the fair value adjustment on the swaps resulted in a loss of $10.1 million and is reflected as a component of other liabilities. The carrying amount of the $350 million in senior notes was decreased by an identical amount. For the years ended December 31, 2005 and 2004, these swaps reduced interest expense by $.9 million and $1.3 million, respectively. There was no hedge ineffectiveness recorded in the Consolidated Statements of Income on these transactions for all periods reported.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest rate swap agreements were also used to change the repricing characteristics of $245 million in Junior Subordinated Debt from their stated fixed rates to variable rates indexed to three-month LIBOR. The swaps contain payment dates, maturity dates and embedded call options held by the counterparty (exercisable in approximately two years), which are identical to the terms and call provisions contained in the Junior Subordinated Debt. At December 31, 2005, the fair value adjustment on these swaps resulted in a gain totaling $7.4 million and is reflected as a component of other assets. The carrying amount of the $245 million in Junior Subordinated Debt was increased by an identical amount. For the years ended December 31, 2005, 2004 and 2003 these swaps reduced interest expense by $8.1 million, $12.6 million and $12.3 million, respectively. There was no hedge ineffectiveness recorded in the Consolidated Statements of Income from these transactions for each period reported.

As part of our mortgage banking operations, we enter into commitments to originate or purchase loans whereby the interest rate on the loan is determined prior to funding (“interest rate lock commitment”). Interest rate lock commitments on mortgage loans that we intend to sell in the secondary market are considered free-standing derivatives. These derivatives are carried at fair value with changes in fair value recorded as a component of gain on sale of loans. In accordance with Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments”, interest rate lock commitments are initially valued at zero. Changes in fair value subsequent to inception are determined based upon current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated probability that the loan will fund within the terms of the commitment. The initial value inherent in the loan commitments at origination is recognized through gain on sale of loans when the underlying loan is sold. Both the interest rate lock commitments and the related hedging instruments are recorded at fair value with changes in fair value recorded in current earnings as a component of gain on sale of loans.

Generally, if interest rates increase, the value of our interest rate lock commitments and funded loans decrease and loan sale margins are adversely impacted. We hedge the risk of overall changes in fair value of loans held-for-sale and interest rate lock commitments generally by entering into mandatory commitments to deliver mortgage whole loans to various investors, selling forward contracts on mortgage backed securities of Fannie Mae and Freddie Mac and, to a lesser extent, by using futures and options to economically hedge the fair value of interest rate lock commitments. In accordance with SFAS 133, certain of these positions qualify as fair value hedges against a portion of the funded held-for-sale loan portfolio and result in adjustments to the carrying value of designated loans through gain on sale based on fair value changes attributable to the hedged risk. The forward contracts, futures and options used to economically hedge the loan commitments are accounted for as economic hedges and naturally offset loan commitment mark-to-market gains and losses recognized as a component of gain on sale.

The notional amount of all forward contracts was $1.9 billion at December 31, 2005. Forward contracts designated as fair value hedges associated with mortgage loans held-for-sale had a notional value of $1.5 billion at December 31, 2005. The notional amount of forward contracts used to manage the risk associated with interest rate lock commitments on mortgage loans was $407 million at December 31, 2005.

The following table shows hedge ineffectiveness on fair value hedges included in gain on sale of loans for the years ended December 31,:

	2005	2004

(In thousands)
(Loss)/Gain on Hedged Mortgage Loans	$(13,016)	$15,038
Gain/(Loss) on Derivatives	11,400	(14,418)

Hedge Ineffectiveness	$(1,616)	$620

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	Income Taxes

The components of the consolidated provision for income taxes are shown below for the years ended December 31,:

	2005	2004	2003

(In thousands)
Current Tax Expense	$387,313	$78,755	$215,930
Deferred Tax Expense/(Benefit)	118,383	208,982	(13,090)

Provision for Income Taxes	$505,696	$287,737	$202,840

The following table reconciles the statutory federal tax rate to the effective tax rate on income before income taxes for the years ended December 31,:

	2005	2004	2003

Federal Statutory Tax Rates	35.00%	35.00%	35.00%
Increases/Reductions Resulting from:
State and Local Income Taxes, Net of Federal Income Tax Benefit	1.44	2.17	.84
Tax Exempt Interest, net	(1.28)	(1.59)	(1.56)
Dividends Received Deduction	(.34)	(.24)	(.32)
Other, net	(.05)	(1.12)	(.11)

Total Adjustments	(.23)	(.78)	(1.15)

Effective Tax Rate	34.77%	34.22%	33.85%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net deferred tax asset or liability included in “Other Assets” or “Accrued Expenses & Other Liabilities” on the accompanying consolidated balance sheets at December 31, are as follows:

	2005	2004

(In thousands)
Deferred Tax Assets:
Allowance for Loan Losses	$92,280	$80,117
Deferred Compensation and Other Employee Benefit Plans	50,527	52,251
Deductible Merger Related Charges	15,859	38,674
Retained Liability, (Manufactured Housing)	111,523	147,806
Valuation Differences Resulting From Acquired Assets and Liabilities	66,624	106,960
Unrealized Loss on Securities Available-for-Sale	77,584	—
Other	90,037	76,719

Gross Deferred Tax Asset	$504,434	$502,527

Valuation Allowance	(4,567)	(4,567)

Deferred Tax Asset	$499,867	$497,960

Deferred Tax Liabilities:
Unrealized Gain on Securities Available-for-Sale	$—	$4,830
Excess Book Basis Over Tax Basis — Premises and Equipment	9,034	14,165
Income Not Realized for Tax Purposes	31,444	68,338
Servicing Assets	105,361	94,604
Other	182,380	99,647

Gross Deferred Tax Liability	$328,219	$281,584

Net Deferred Tax Asset	$171,648	$216,376

During 2005, the valuation allowance remained at $4.6 million. Management continues to reserve a portion of the New York State and City deferred tax asset due to uncertainties of realization. Additionally, as a result of merging with and acquiring thrifts, retained earnings at December 31, 2005 and 2004 includes approximately $276 million, for which no Federal income tax liability has been recognized. This amount represents the balance of acquired thrift bad debt reserves created for tax purposes as of December 31, 1987. These amounts are subject to recapture in the unlikely event that the Bank makes distributions in excess of earnings and profits, redeems its stock, or liquidates.

NOTE 12 —	Business Segments

In October 2004, we assumed a national mortgage business with the Green Point acquisition. As a result, we have divided our operating activity into two primary business segments: Retail Banking and Mortgage Banking.

The retail banking business provides a full range of banking products and services principally through 355 branches located throughout the New York Metropolitan area. The mortgage banking segment is conducted through GreenPoint Mortgage, which originates, sells and services a wide variety of mortgages secured by 1-4 family residences and small commercial properties, on a nationwide basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

area reports directly to the head of retail banking and from a budgeting and performance measurement perspective it is viewed as a component of the retail bank.

The segment information presented in the table below is prepared according to the following methodologies:

•	Revenues and expenses directly associated with each segment are included in determining net income.

•	Transactions between segments are based on specific criteria or appropriate third party rates.

•	Inter-company eliminations and the sale of our minority interest in a non-public finance company are reflected in the “Other” column.

The following table provides information necessary for a reasonable representation of each segment’s contribution to consolidated net income for the years ended December 31, 2005 and 2004, respectively.

	Retail	Mortgage	Segment		Consolidated
	Banking	Banking	Totals	Other	Operations

(In thousands)
Year ended December 31, 2005
Net Interest Income	$1,700,077	$109,143	$1,809,220	$661	$1,809,881
Provision for Loan Losses	36,000	—	36,000	—	36,000

Net Interest Income After Provision for Loan Losses	1,664,077	109,143	1,773,220	661	1,773,881

Non-Interest Income:
Mortgage Banking Income(2)	—	512,936	512,936	(92,098)	420,838
Customer Related Fees & Service Charges	166,872	—	166,872	—	166,872
Investment Management, Commissions & Trust Fees	38,962	—	38,962	—	38,962
Other Operating Income	46,801	6,791	53,592	—	53,592
Securities Gains, net	10,139	—	10,139	—	10,139
Gain on Sale of Other Investments	—	—	—	15,108	15,108

Total Non-Interest Income	262,774	519,727	782,501	(76,990)	705,511

Non-Interest Expense:
Employee Compensation and Benefits	361,413	188,568	549,981	—	549,981
Occupancy and Equipment, net	152,267	39,812	192,079	—	192,079
Other Operating Expenses	230,069	80,606	310,675	(43,268)	267,407
Facility Closures Expense	15,382	—	15,382	—	15,382

Total Non-Interest Expense	759,131	308,986	1,068,117	(43,268)	1,024,849

Income Before Income Taxes	1,167,720	319,884	1,487,604	(33,061)	1,454,543
Provision for Income Taxes	385,244	134,337	519,581	(13,885)	505,696

Net Income	$782,476	$185,547	$968,023	$(19,176)	$948,847

Total Assets	$52,905,745	$4,711,126	$57,616,871	$—	$57,616,871

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Retail	Mortgage	Segment		Consolidated
	Banking	Banking	Totals	Other	Operations

(In thousands)
Year ended December 31, 2004
Net Interest Income	$1,132,039	$42,423	$1,174,462	$759	$1,175,221
Provision for Loan Losses	27,189	—	27,189	—	27,189

Net Interest Income After Provision for Loan Losses	1,104,850	42,423	1,147,273	759	1,148,032

Non-Interest Income:
Mortgage Banking Income(2)	—	82,524	82,524	(21,682)	60,842
Customer Related Fees & Service Charges	114,481	—	114,481	—	114,481
Investment Management, Commissions & Trust Fees	24,952	229	25,181	—	25,181
Other Operating Income	30,692	3,599	34,291	(2,299)	31,992
Securities Gains, net	12,656	—	12,656	—	12,656
Gain on Sale of Other Investments	—	—	—	3,351	3,351

Total Non-Interest Income	182,781	86,352	269,133	(20,630)	248,503

Non-Interest Expense:
Employee Compensation and Benefits	263,124	43,657	306,781	—	306,781
Occupancy and Equipment, net	95,171	11,003	106,174	—	106,174
Other Operating Expenses	124,328	18,519	142,847	—	142,847

Total Non-Interest Expense	482,623	73,179	555,802	—	555,802

Income Before Income Taxes	805,008	55,596	860,604	(19,871)	840,733
Provision for Income Taxes	275,510	19,027	294,537	(6,800)	287,737

Net Income	$529,498	$36,569	$566,067	$(13,071)	$552,996

Total Assets	$54,178,528	$6,488,527	$60,667,055	$—	$60,667,055

The table below represents the components of mortgage banking income for the years ended December 31,:

	2005	2004(1)

(In thousands)
Mortgage Banking Income:
Gain on Sale of Loans Held-for-Sale(2)	$431,145	$53,710
Mortgage Banking Fees, net	100,173	27,973
Amortization of Mortgage Servicing Rights	(87,354)	(20,841)
Temporary Impairment — Mortgage Servicing Rights	(23,126)	—

Total Mortgage Banking Income	$420,838	$60,842

(1)	GreenPoint Mortgage was acquired on October 1, 2004.

(2)	In accordance with U.S accounting principles, we were required to adjust the historical carrying value of loans classified by GreenPoint as held-for-sale as of the acquisition date to fair value. As a result, the economic gain from the sale of these mortgage loans that would ordinarily be reflected as a component of non-interest income at the date of sale was recorded as a fair value adjustment to the loans, historical carrying vales and reflected as a reduction to goodwill. This fair value adjustment was $(.5) million and $56.4 million at December 31, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 —	Mortgage Servicing Rights

Mortgage Servicing Rights (“MSRs”), are recognized when mortgage loans are sold in the secondary market and the right to service these loans are retained for a fee. MSRs are carried at the lower of the initial carrying value, adjusted for amortization or fair value. MSRs are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of MSRs is periodically analyzed and adjusted to reflect changes in prepayment speeds.

MSRs are periodically evaluated for impairment based on the difference between the carrying amount and current fair value. To evaluate and measure impairment, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements. If it is determined that temporary impairment exists, a valuation allowance is established by risk stratification through a charge to earnings for any excess of amortized cost over the current fair value. If determined in future periods that all or a portion of the temporary impairment no longer exists for a particular risk stratification, the valuation allowance is reduced by increasing earnings.

The following table sets forth the changes in the carrying value and fair value of mortgage servicing rights at December 31,:

	2005	2004

(Dollars in thousands)
Mortgage Servicing Rights:
Balance at Beginning of Year	$254,857	$—
Acquired in Acquisitions	—	226,125
Originations	131,511	50,444
Purchases	660	—
Amortization	(87,354)	(20,841)
Sales	(9,124)	(871)

Balance at End of Year	$290,550	$254,857

Valuation Allowance:
Balance at Beginning of Year	$—	$—
Temporary Impairment Charge	(23,126)	—

Balance at End of Year	$(23,126)	$—

Mortgage Servicing Rights, net	$267,424	$254,857

Fair Value at December 31	$268,874	$265,387

Ratio of Mortgage Servicing Rights to Related Loans Serviced for Others	0.92%	0.96%
Weighted Average Service Fee	.29	.31

The significant assumptions used in estimating the fair value of the servicing assets at December 31, 2005 and 2004 were as follows:

	2005	2004

Weighted average prepayment rate (includes default rate)	28.1%	26.1%
Weighted average life (in years)	3.3	4.0
Cash flows discounted at	10.50%	10.50%

At December 31, 2005, the sensitivities to immediate 10% and 20% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $12.9 million and $24.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our estimate of amortization of MSR’s for the five-year period ending December 31, 2010. This projection was developed using the assumptions made by management in its December 31, 2005, valuation of MSR’s. The assumptions underlying the following estimate will be affected as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated
Amortization

(In thousands)
Year Ended December 31,
2006	$79,413
2007	53,632
2008	36,340
2009	26,019
2010	19,285

Five year total	214,689
Thereafter	75,861

Total	$290,550

NOTE 14 —	Representation and Warranty Reserve

The representation and warranty reserve is available to cover probable losses inherent with the sale of loans in the secondary market. In the normal course of business, certain representations and warranties are made to investors at the time of sale, which permit the investor to return the loan to us or require us to indemnify the investor (make whole) for any losses incurred by the investor while the loan remains outstanding. The representation and warranty reserve is included in accrued expenses and other liabilities on the consolidated balance sheet.

A summary of the changes in the representation and warranty reserve is shown below for the years ended December 31,:

	2005	2004

(In thousands)
Balance at Beginning of Year	$97,066	$—
Amount Acquired through Acquisition	—	80,238
Provisions for Estimated Losses	80,434	23,896
Losses Incurred	(48,880)	(7,068)

Balance at End of Year	$128,620	$97,066

NOTE 15 —	Retirement and Other Employee Benefit Plans

We maintain a defined benefit pension plan (the “Plan” or the “North Fork Plan”) covering substantially all full-time employees. Pension expense is recognized over the employee’s service life utilizing the projected unit cost actuarial method. Participants accrue a benefit each year equal to five percent of their annual compensation, as defined, plus a rate of interest based on the one-year Treasury Bill rate, credited quarterly. Plan assets are invested in a diversified portfolio of mutual funds, fixed income securities, and equity securities. Contributions are periodically made to the Plan so as to comply with the Employee Retirement Income Security Act (“ERISA”) funding standards and the Internal Revenue Code of 1986, as amended.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

TCNJ maintained two defined benefit retirement plans covering substantially all employees who completed one year of continuous service. Effective June 30, 2004, benefits under these plans were frozen and participants in these plans became eligible to participate in the North Fork Plan effective July 1, 2004.

GreenPoint maintained a defined benefit retirement plan covering substantially all employees who completed one year of service. Effective October 1, 2004, the GreenPoint Cash Balance Plan was merged into the North Fork Plan. The plan provisions for former GreenPoint employees were unchanged after the merger.

Health care and life insurance benefits are also provided to eligible retired employees. Health care benefits received range up to 100% of coverage premiums based on an employee’s age, years of service and retirement date.

The following table sets forth changes in the benefit obligations, plan assets and a reconciliation of the funded status and the assumptions used in determining the net periodic cost included in the accompanying consolidated financial statements at December 31 for the Company’s retirement and post-retirement plans. The Plans were valued using a December 31 measurement date.

	Pension Benefits		Post-Retirement Benefits
	2005	2004	2005	2004

(In thousands)
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$194,468	$95,451	$47,721	$22,746
Benefit Obligation Assumed — GPT	—	94,832	—	17,004
Benefit Obligation Assumed — TCNJ	—	26,712	—	5,800
Service Cost	9,353	6,139	1,755	997
Interest Cost	10,578	7,695	1,847	1,762
Amendments	7,571	—	—	—
Benefits Paid	(22,701)	(43,477)	(2,159)	(1,446)
Actuarial Loss/(Gain)	9,930	7,116	(13,222)	858

Benefit Obligation at End of Year	$209,199	$194,468	$35,942	$47,721

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$280,327	$101,859	$3,391	$1,694
Fair Value of Plan Assets Acquired — GPT	—	50,622	—	—
Fair Value of Plan Assets Acquired — TCNJ	—	99,573	—	—
Actual Return on Plan Assets	11,816	15,192	285	97
Employer Contributions	18,998	56,558	5,459	3,046
Benefits Paid	(22,701)	(43,477)	(2,159)	(1,446)

Fair Value of Plan Assets at End of Year	$288,440	$280,327	$6,976	$3,391

Accumulated Benefit Obligation at End of Year:	$201,786	$182,144	$35,942	$47,721

Reconciliation of Funded Status:
Funded Status	$79,241	$85,859	$(28,966)	$(44,330)
Unrecognized Actuarial Loss/(Gain)	46,173	28,479	(4,476)	8,626
Unrecognized Prior Service Cost/(Credit)	6,880	(902)	(435)	(516)
Unrecognized Transition (Asset)/Obligation	—	(131)	1,575	1,868

Prepaid/(Accrued) Benefit Cost	$132,294	$113,305	$(32,302)	$(34,352)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits			Post-Retirement Benefits
	2005	2004	2003	2005	2004	2003

Weighted Average Assumptions Used to Determine Benefit Obligations at December 31:
Discount Rate	5.50%	5.75%	6.00%	5.50%	5.75%	6.00%
Rate of Compensation Increase	4.50	4.50	4.50	N/A	N/A	N/A
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost for the Year Ended:
Discount Rate	5.75%	6.00%	6.50%	5.75%	6.00%	6.50%
Expected Rate of Return on Plan Assets	7.50	7.50	7.50	7.50	7.50	7.50
Rate of Compensation Increase	4.50	4.50	4.50	N/A	N/A	N/A

To develop the expected long-term rate of return on plan assets assumption, consideration was given to the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. This resulted in the selection of the 7.50% assumption for the year ended December 31, 2005.

The components of net periodic benefit cost follow for the years ended December 31,

				Post-Retirement
	Pension Benefits			Benefits
	2005	2004	2003	2005	2004	2003

(In thousands)
Components of Net Periodic Benefit Cost:
Service Cost	$9,353	$6,139	$3,500	$1,755	$997	$576
Interest Cost	10,578	7,695	5,545	1,847	1,762	1,247
Expected Return on Plan Assets	(20,561)	(12,780)	(6,805)	(254)	(127)	—
Amortization of Prior Service Cost	(211)	(263)	(263)	(81)	(81)	(81)
Amortization of Transition (Asset)/Obligation	(131)	(427)	(427)	293	293	293
Recognized Actuarial Loss/(Gain)	981	1,025	848	(151)	295	236

Net Periodic Benefit Cost	$9	$1,389	$2,398	$3,409	$3,139	$2,271

The following table sets forth the assumed health care costs trend rates at December 31,

	2005	2004	2003

Assumptions in Health Care Costs Trend Rates:
Health Care Cost Trend Rate Assumed for Next Year	9.5%	9.8%	10.8%
Rate to Which the Cost Trend is Assumed to Decline (the ultimate trend rate)	5.0	5.0	5.0
Year That the Rate Reaches the Ultimate Trend Rate	2015	2010	2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend would have the following effects:

	2005		2004
	1% Increase	1% Decrease	1% Increase	1% Decrease

(In thousands)
Effect on Total of Service and Interest Cost	$236	$(185)	$615	$(430)
Effect on Post-Retirement Benefit Obligation	2,117	(1,799)	5,993	(4,651)

Cash Flows

The following benefit payments, which reflect expected future service are expected to be paid:

Estimated Future Benefit Payments:	Pension Benefits	Other Benefits

(In thousands)
2006	$14,251	$1,935
2007	17,049	2,034
2008	15,476	2,070
2009	16,679	2,118
2010	16,559	2,150
2011 — 2015	99,694	11,141

Contributions

No contributions are expected to be made to the qualified pension plan during 2006, while $.7 million and $1.9 million are expected to be made to the non-qualified pension plan and other post-retirement benefit plan, respectively, in 2006.

Plan Asset Allocation

The plan’s weighted-average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

Asset Categories:	2005	2004

Equity Securities	60%	59%
Debt Securities	39	34
Other	1	7

Total	100%	100%

The investment guidelines adopted by the Retirement Committee for the Plan provide the following asset allocation requirements and limitations:

•	Equity Securities: Not more than 60% of assets

•	Debt Securities: Not more than 40% of assets

The guidelines specify equity allocations as follows: 1) Large Capitalization Value of 30% to 40%, 2) Large Capitalization Growth of 20% to 30%, 3) Middle Capitalization of 10% to 20%, 4) Smaller Capitalization of 5% to 15% and, 5) Diversified International of 10% to 20%.

Debt securities are limited by the investment guidelines to United States Government obligations or corporate issues rated Baa or higher by Standard & Poor’s or Moody’s. Cash equivalent securities may be viewed as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company maintains a Supplemental Executive Retirement Plan (“SERP”), that restores to specified senior executives the full level of retirement benefits they would have been entitled to receive absent the ERISA provision limiting maximum payouts under tax qualified plans. The projected benefit obligation, which is unfunded, was $632 thousand at December 31, 2005 and $585 thousand at December 31, 2004. Net periodic pension expense of $104 thousand was recognized in 2005 and net periodic pension income of $41 thousand was recognized in 2004, while net periodic expense incurred in 2003 for the SERP was $103 thousand. The weighted average discount rate utilized in determining the projected benefit obligation was 5.50%, 5.75% and 6.00% at December 31, 2005, 2004 and 2003, respectively. The assumed rate of future compensation increases was 4.50% at December 31, 2005, 2004 and 2003. The Company expects to make a contribution to this plan of $.7 million in 2006.

A savings plan is maintained under section 401(k) of the Internal Revenue Code and covers substantially all current full-time and certain part-time employees. Newly hired employees can elect to participate in the savings plan after completing three months of service. Under the provisions of the savings plan, employee contributions are partially matched by the Company with cash contributions. Participants can invest their account balances into several investment alternatives, including shares of the Company’s common stock. 401(k) plan expense was $9.7 million, $4.7 million and $3.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Bank Owned Life Insurance

At December 31, 2005 and 2004, we maintained three Bank Owned Life Insurance Trusts (commonly referred to as BOLI) on the consolidated balance sheet. The BOLI trusts were formed to offset future employee benefit costs and to provide additional benefits due to its tax exempt nature. Only officer level employees, who have consented, have been insured under the program.

The underlying structure of the initial BOLI trust formed requires that the assets supporting the insurance policies be reported on the consolidated balance sheets, principally as a component of the available-for-sale securities portfolio and the related income to be characterized as either interest income or gain/(loss) on sale of securities. At December 31, 2005 and 2004, $216.8 million and $215.1 million, respectively were held by the trust and are principally included in the available-for-sale securities portfolio. Based on the underlying structures of the other two BOLI trusts the cash surrender values (“CSV”) of the life insurance policies held by the trusts are required to be classified as other assets on the consolidated balance sheet and the related income/(loss) be characterized as other income. The cash surrender value of the policies held by these trusts were $208.8 million and $203.4 million at December 31, 2005 and 2004, respectively.

NOTE 16 —	Common Stock Plans

The Company maintains stock incentive plans for all eligible employees providing for grants of stock options and restricted stock awards. Options to purchase common stock are granted by the Compensation Committee of the Board of Directors at the average market price on the date of grant, generally vest within six months from issuance and have a ten-year expiration period. The Company has not, nor does it anticipate, repricing any stock options.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Employee Stock Compensation Plan

The plan provides for non-qualified stock options and restricted stock awards, to be granted either separately or in combination to all eligible persons not previously employed by the Company in connection with their entering into such an employment relationship. The number of shares issuable thereunder, either as restricted stock or non-qualified stock options is 1,500,000 shares. At December 31, 2005, 822,650 shares remain authorized and unissued.

2003 Stock Compensation Plan

The plan provides for non-qualified stock options and restricted stock awards, to be granted either separately or in combination to all eligible employees. The number of shares issuable thereunder is 7,500,000, with no more than 4,950,000 authorized for restricted stock awards. At December 31, 2005, 1,987,456 shares remained authorized and unissued.

GreenPoint 1999 Stock Incentive Plan

This plan was assumed and retained as part of the GreenPoint acquisition. The plan provides for non-qualified stock options and restricted stock awards, to be granted either separately or in combination to all eligible employees. The number of shares issuable thereunder is 1,228,193, with no more than 300,000 authorized for restricted stock awards. At December 31, 2005, 707,922 shares remained authorized and unissued.

1999 Stock Compensation Plan

The plan provides for non-qualified stock options and restricted stock awards, to be granted either separately or in combination to all eligible employees. The number of shares issuable thereunder is 7,500,000, with no more than 4,950,000 authorized for restricted stock awards. At December 31, 2005, 25,185 shares remained authorized and unissued.

1998 Stock Compensation Plan

The plan provides for non-qualified stock options and restricted stock awards, to be granted either separately or in combination to all eligible employees. The number of shares issuable thereunder is 2,250,000 with no more than 1,500,000 authorized for restricted stock awards. At December 31, 2005, 6,984 shares remain authorized and unissued.

Acquired Stock Plans

Certain previously acquired companies maintained incentive and non-qualified stock option plans for their officers, directors, and other key employees. Options outstanding, under these plans at the acquisition date were vested upon change in control. At December 31, 2005, 7,817,392 stock options remained outstanding under these plans at an average price of $17.52. No further awards will be made under these assumed plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the activity in the aforementioned stock option plans for the three-year period ended December 31,

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at Beginning of Year	22,780,195	$17.88	4,762,101	$18.09	5,044,182	$15.55
Issued in the TCNJ Transaction	—	—	2,756,358	13.78	—	—
Issued in the GreenPoint Transaction	—	—	17,466,503	16.50	—	—
Granted	2,216,338	28.19	1,898,755	28.09	648,300	25.59
Exercised	(10,846,539)	16.14	(4,072,504)	14.18	(911,631)	9.37
Cancelled	(474,845)	28.66	(31,018)	18.69	(18,750)	15.18

Outstanding at Year End	13,675,149	$20.55	22,780,195	$17.88	4,762,101	$18.09

Exercisable at Year End	12,549,019	$19.93	21,237,793	$17.13	4,144,701	$17.02

The following is a summary of the information concerning outstanding and exercisable stock options as of December 31, 2005:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Options	Remaining	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 3.00 - $15.02	2,799,795	3.3	$10.83	2,799,795	$10.83
$15.03 - $24.02	4,919,649	4.7	18.74	4,897,899	18.72
$24.03 - $30.03	5,955,705	7.9	26.62	4,851,325	26.41

$ 3.03 - $30.03	13,675,149	5.8	$20.55	12,549,019	$19.93

The following is a summary of activity in restricted stock for the years ended December 31,

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant		Grant		Grant
	Shares	Price	Shares	Price	Shares	Price

Outstanding at Beginning of Year	8,367,198	$19.89	6,827,077	$17.72	5,753,880	$15.90
Granted	2,005,677	27.31	1,811,103	27.67	1,237,425	25.65
Vested	(332,895)	15.16	(179,756)	15.83	(149,978)	13.54
Cancelled	(148,492)	26.55	(91,226)	20.06	(14,250)	16.79

Outstanding at Year End	9,891,488	$21.45	8,367,198	$19.89	6,827,077	$17.72

Restricted stock awards are recorded as deferred compensation, a component of stockholders’ equity, at fair value at the date of grant and amortized to compensation expense over the specified vesting periods.

Compensation expense related to restricted stock awards included in employee compensation and benefits was $21.2 million, $14.7 million, and $10.3 million in 2005, 2004 and 2003, respectively.

As permitted under SFAS 123, as amended by SFAS 148, management has elected to apply the intrinsic value method in accounting for its stock-based compensation plans. Accordingly, compensation expense has not been

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized in the accompanying statements of income for its stock-based compensation plans, other than for restricted stock awards. Had compensation expense been recognized for the fair value of options awarded consistent with the methodology prescribed, pro-forma net income and earnings per share would have been as follows for the years ended December 31,

	2005	2004	2003
(Dollars in thousands, except per share amounts)
Net Income, as Reported	$948,847	$552,996	$396,365

Add: Restricted Stock Expense Included in Net Income, Net of Taxes	13,841	9,536	6,809
Less: Total Stock-based Employee Compensation Expense Determined Under the Fair Value Method for all Awards, Net of Taxes	(22,489)	(16,377)	(9,254)

Pro-Forma Net Income	$940,199	$546,155	$393,920

Earnings Per Share:
Basic — as Reported	$2.03	$1.85	$1.75
Basic — Pro-Forma	2.01	1.87	1.74
Diluted — as Reported	2.01	1.85	1.73
Diluted — Pro-Forma	1.99	1.83	1.72

For purposes of the pro-forma amounts, the fair value of stock options granted were estimated using the Black-Scholes option-pricing model at the date of grants. The weighted average assumptions used in the computations are as follows:

	2005	2004	2003

Fair Value for Options Granted	$5.55	$5.93	$5.75
Dividend Yield	3.08%	2.83%	2.82%
Volatility	21.76	24.18	26.30
Risk-Free Interest Rate	4.13	3.60	3.43
Assumed Forfeitures	None	None	None
Expected Life	6 Years	6 Years	6 Years

Dividend Reinvestment and Stock Purchase Plan

The Dividend Reinvestment and Stock Purchase Plan provides stockholders with a method of purchasing additional common stock through the reinvestment of cash dividends and/or making optional cash payments, within certain specified limits, without brokerage commissions. At December 31, 2005, 2,350,780 shares remain authorized and unissued.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 —	Other Commitments and Contingent Liabilities

Credit Related Commitments

We offer traditional off-balance sheet financial products to meet the financing needs of our customers through both our retail banking and mortgage banking segments. They include commitments to extend credit, lines of credit and letters of credit. Funded commitments are reflected in the consolidated balance sheets as loans.

Retail Banking

Our retail banking segment provides the following types of off-balance sheet financial products to customers:

Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually have fixed expiration dates or other termination clauses and may require the payment of a fee. Total commitments outstanding do not necessarily represent future cash flow requirements, since many commitments expire without being funded.

Each customer’s creditworthiness is evaluated prior to issuing these commitments and may require the customer to pledge certain collateral prior to the extension of credit. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing properties. Fixed rate commitments are subject to interest rate risk based on changes in prevailing rates during the commitment period. We are subject to credit risk in the event that the commitments are drawn upon and the customer is unable to repay the obligation.

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

The following table presents total commitments and letters of credit outstanding for the retail banking segment at December 31, 2005:

	2005	2004

(In thousands)
Commitments to Extend Credit on Loans Held-for-Investment(1)	$4,127,619	$2,926,271
Standby Letters of Credit(1)(2)	498,628	299,299
Commercial Letters of Credit	18,300	16,482

(1)	At December 31, 2005, commitments to extend credit on loans held-for-investment with maturities of less than one year totaled $2.3 billion, while $1.9 billion mature between one to three years.

(2)	Standby letters of credit are considered guarantees and are reflected in other liabilities in the accompanying Consolidated Balance Sheet at their estimated fair value of $1.7 million as of December 31, 2005. The fair value of these instruments is recognized as income over the initial term of the guarantee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage Banking

At December 31, 2005, the pipeline of residential mortgage loans (including Home Equity Lines of Credit) was $5.3 billion and included $1.3 billion of fixed rate loans and $4.0 billion of adjustable rate loans. The pipeline represents total applications received but not yet funded.

We are also contractually committed to fund the undrawn portion of Home Equity Lines of Credit (HELOCs), which were previously originated. This commitment extends to both HELOCs held-for-sale and those previously sold with servicing retained.

The following table presents the mortgage banking segment’s commitments and home equity lines of credit outstanding at December 31, 2005:

	2005	2004

(In thousands)
Commitments to Originate Mortgage Loans Held-for-Sale	$5,325,629	$6,264,104
Commitments to Fund HELOCs	183,934	154,360

(1)	At December 31, 2005 commitments to originate mortgage loans held-for-sale, included $1.3 billion in fixed rate mortgages and $4.0 billion of adjustable rate mortgage loans.

Lease Commitments

At December 31, 2005, we were obligated under a number of non-cancelable leases for certain premises and equipment. The minimum annual rental commitments, exclusive of taxes and other charges, under non-cancelable lease agreements for premises at December 31, 2005, are summarized as follows:

Minimum
Rentals

(In thousands)
2006	$79,165
2007	78,345
2008	77.138
2009	71,319
2010	66,546
Thereafter	349,301

Total Lease Commitments	$721,814

The majority of these leases contain periodic escalation clauses and it is anticipated that expiring leases should be renewed or replaced by leases on other properties.

Rent expense for the years ended December 31, 2005, 2004 and 2003 amounted to $71.6 million, $39.8 million and $24.5 million, respectively.

Litigation

We are subject to certain pending and threatened legal actions that arise out of the normal course of business. Management believes that the resolution of any pending or threatened litigation will not have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 18 —	Disclosures About Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”) requires the Company to disclose estimated fair values for its financial instruments. Fair value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

(In thousands)
Cash and Cash Equivalents	$1,062,249	$1,062,249	$1,062,900	$1,062,900
Securities Held-to-Maturity	104,210	105,128	142,573	145,991
Securities Available-for-Sale	11,295,977	11,295,977	15,444,625	15,444,625

Total Cash, Cash Equivalents and Securities	$12,462,436	$12,463,354	$16,650,098	$16,653,516

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

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

(In thousands)
Loans Held-for-Sale	$4,359,267	$4,408,424	$5,775,945	$5,837,373
Loans Held-for-Investment	33,232,236	33,219,096	30,453,334	30,402,736

Total Loans	$37,591,503	$37,627,520	$36,229,279	$36,240,109

Mortgage Servicing Rights

To determine fair value, a valuation model that calculates the present value of estimated future net servicing income, is utilized. We use assumptions in the valuation model that market participants use when estimating future

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net servicing income, including prepayment speeds, discount rates, default rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income and late fees.

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

(In thousands)
Mortgage Servicing Rights	$267,424	$268,874	$254,857	$265,387

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

The following table presents the carrying amount and estimated fair value of the deposits and borrowings as of December 31,

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

(In thousands)
Demand Deposits	$7,639,231	$7,639,231	$6,738,302	$6,738,302
NOW and Money Market	15,606,231	15,606,231	14,265,395	14,265,395
Savings	5,303,930	5,303,930	6,333,599	6,333,599
Time Deposits	8,067,181	8,100,053	7,475,132	7,487,838

Total Deposits	$36,616,573	$36,649,445	$34,812,428	$34,825,134

Federal Funds Purchased and Collateralized Borrowings	9,700,621	9,647,075	14,593,027	14,596,007
Other Borrowings	1,477,364	1,481,280	1,506,318	1,543,797

Total Borrowings	$11,177,985	$11,128,355	$16,099,345	$16,139,804

Commitments to Extend Credit and Letters of Credit

These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and letters of credit is based on fees currently charged to enter into similar agreements with comparable credit risks and the current creditworthiness of the counterparties. Commitments to extend credit issued by the Company are generally short-term in nature and, if drawn upon, are issued under current market terms and conditions for credits with comparable risks. At December 31, 2005 and 2004, there was no significant unrealized appreciation or depreciation on these financial instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19 —	Parent Company Only

Condensed Balance Sheets at December 31,

	2005	2004

(In thousands)
Assets:
Deposits with North Fork Bank	$17,776	$27,057
Money Market Investments	331	426
Securities Purchased Under Agreements to Resell with North Fork Bank	240,000	385,000
Securities Available-for-Sale	81,935	96,702
Investment in Subsidiaries	10,045,612	9,656,718
Other Assets	150,549	188,811

Total Assets	$10,536,203	$10,354,714

Liabilities and Stockholders’ Equity:
Junior Subordinated Debt	$495,491	$504,588
Subordinated Debt	468,368	476,431
Senior Notes	334,883	340,825
Dividends Payable	116,754	104,025
Accrued Expenses & Other Liabilities	118,466	47,766

Total Liabilities	1,533,962	1,473,635
Stockholders’ Equity	9,002,241	8,881,079

Total Liabilities and Stockholders’ Equity	$10,536,203	$10,354,714

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Income For the Years Ended December 31,

	2005	2004	2003

(In thousands)
Income:
Dividends from Subsidiaries	$500,000	$300,000	$250,000
Interest Income	14,804	10,463	11,486
Securities Gains, net	2,053	7,141	8,608
Other Income	5,932	4,860	4,299

Total Income	522,789	322,464	274,393

Expense:
Interest on Junior Subordinated Debt	30,459	12,937	8,919
Interest on Subordinated Debt	29,181	19,876	23,611
Interest on Senior Notes	12,415	1,986	—
Employee Compensation & Benefits	21,699	14,963	10,686
Other Expenses	4,464	2,771	2,062

Total Expenses	98,218	52,533	45,278

Income Before Income Taxes and Equity in Undistributed Earnings of Subsidiaries	424,571	269,931	229,115
Income Tax Benefit	31,989	17,925	9,559

Income Before Equity in Undistributed Earnings of Subsidiaries	456,560	287,856	238,674
Equity in Undistributed Earnings of Subsidiaries	492,287	265,140	157,691

Net Income	$948,847	$552,996	$396,365

Condensed Statements of Cash Flows For the Years Ended December 31,

	2005	2004	2003

(In thousands)
Cash Flows from Operating Activities:
Net Income	$948,847	$552,996	$396,365
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	23,248	15,684	9,850
Equity in Undistributed Earnings of Subsidiaries	(492,287)	(265,140)	(157,691)
Securities Gains, net	(2,053)	(7,141)	(8,608)
Other, net	29,871	(17,478)	(6,199)

Net Cash Provided by Operating Activities	507,626	278,921	233,717

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004	2003

Cash Flows from Investing Activities:
Proceeds from Sales of Securities Available-for-Sale	42,363	55,810	56,256
Purchases of Securities Available-for-Sale	(24,370)	(25,216)	(102,473)
Cash Acquired in Purchase Acquisition	—	138,837	—
Proceeds from Maturities of Securities Held-to-Maturity	1,375	—	55,842
Investment in Subsidiaries	(5,150)	—	(9,440)

Net Cash Provided by Investing Activities	14,218	169,431	185

Cash Flows from Financing Activities:
Purchase of Treasury Stock	(390,320)	—	(264,193)
Cash Dividends Paid to Shareholders	(419,219)	(247,037)	(167,610)
Exercise of Options and Common Stock Sold for Cash	133,319	64,216	5,752

Net Cash Used in Financing Activities	(676,220)	(182,821)	(426,051)

Net (Decrease) / Increase in Cash and Cash Equivalents	(154,376)	265,531	(192,149)
Cash and Cash Equivalents at Beginning of Year	412,483	146,952	339,101

Cash and Cash Equivalents at End of Year	$258,107	$412,483	$146,952

NOTE 20 —	Capital

We are subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off- balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and certain off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets (“Total Risk Adjusted Capital Ratio”) of 8%, including Tier 1 capital to total risk weighted assets (“Tier 1 Capital Ratio”) of 4% and a Tier 1 capital to average total assets (“Leverage Ratio”) of at least 4%. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on us.

The regulatory agencies have amended the risk-based capital guidelines to provide for interest rate risk consideration when determining a banking institution’s capital adequacy. The amendments require institutions to effectively measure and monitor their interest rate risk and to maintain capital adequate for that risk.

As of December 31, 2005, the most recent notification from the various regulators categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines require a well capitalized institution to maintain a Total Risk Adjusted Capital Ratio of at least 10%, a Tier 1 Capital Ratio of at least 6%, a Leverage Ratio of at least 5%, and not be subject to any written order, agreement or directive. Since such notification, there are no conditions or events that management believes would change this classification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the Company’s risk-based capital amounts and ratios as of December 31,:

	2005		2004
	Amount	Ratio	Amount	Ratio

(Dollars in thousands)
Tier 1 Capital	$3,497,957	10.26%	$3,281,054	9.90%
Regulatory Requirement	1,364,306	4.00	1,325,837	4.00

Excess	$2,133,651	6.26%	$1,955,217	5.90%

Total Risk Adjusted Capital	$4,340,773	12.73%	$4,142,993	12.50%
Regulatory Requirement	2,728,613	8.00	2,651,675	8.00

Excess	$1,612,160	4.73%	$1,491,318	4.50%

Risk Weighted Assets	$34,107,661		$33,145,936

The Leverage Ratio at December 31, 2005 and 2004 was 6.70% and 6.22%, respectively.

The capital ratios of the subsidiary banks are as follows at December 31, 2005:

	North Fork Bank	Superior

Tier 1	11.99%	18.90%
Total Risk Adjusted	13.01	19.47
Leverage Ratio	7.85	7.17

Under the provisions of our share repurchase program previously authorized by the Board of Directors, we repurchased 14.9 million shares at an average cost of $26.24 during 2005. As of December 31, 2005, 2.4 million shares were available to be purchased under the program. On January 24, 2006, the Board of Directors authorized the repurchase of an additional 12 million shares increasing the total remaining authorized for repurchase to 14.4 million. As of March 6, 2005, 5.1 million shares remain available to be purchased under the program. The current program has no fixed expiration date. Repurchases are made in the open market or through privately negotiated transactions.

The primary funding source of the Company is dividends from North Fork Bank. There are various federal and state banking laws and guidelines limiting the extent to which a bank subsidiary can finance or otherwise supply funds to its holding company. At December 31, 2005, dividends from North Fork Bank were limited under such guidelines to $1.3 billion. From a regulatory standpoint, North Fork Bank with its current balance sheet structure had the ability to dividend approximately $1.1 billion while still meeting the criteria for designation as a well-capitalized institution under existing regulatory capital guidelines. Additional sources of liquidity include borrowings, the sale of available-for-sale securities, mortgage loans held-for-sale, funds available through the capital markets and dividends from other subsidiaries.

Federal Reserve Board policy provides that, as a prudent banking practice, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common stockholders is sufficient to fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality and overall financial condition. In addition, among other things, dividends from a New York-chartered bank, such as North Fork Bank, are limited to the bank’s net profits for the current year plus its prior two years’ retained net profits.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

North Fork Bank and Superior Savings of New England were required to maintain, in aggregate, required reserves, either in cash or on deposit with the Federal Reserve Bank $295 million and $225 million in 2005 and 2004, respectively.

NOTE 21 —	Sale of Manufactured Housing Operations

In the fourth quarter of 2004, we completed the sale of the manufactured housing operating platform of GreenPoint Credit LLC, (“GPC”), previously accounted for as discontinued operations by GreenPoint. As a condition of the transaction, the purchaser assumed the obligation to reimburse us, if necessary, for the final $165 million of losses on $399 million of corporate guarantees related to $2.5 billion of GPC securitizations remaining as of December 31, 2005. Certain corporate guarantees have been funded and the residual remains unfunded letters of credit. The expected letter of credit draws that remain unfunded are recorded as liabilities for recourse, and included in accrued expenses and other liabilities, while the expected net residual balances on funded corporate guarantees are reflected in other assets in the consolidated balance sheet. Additionally, the purchaser assumed all recourse obligations related to former GPC sales of certain whole loans to Freddie Mac and commitments to exercise the mandatory clean-up calls on certain of the securitizations.

North Fork retains the primary obligation for all of the provisions of the corporate guarantees, recourse sales and clean-up calls. Management will continue to monitor the underlying assets for trends in delinquencies and related losses. In addition, we will review the purchaser’s financial strength and their performance in servicing the loans. These factors will be considered in assessing the appropriateness of the reserves established against these obligations and the valuations of the assets.

As of December 31, 2005, the principal balance outstanding for these securitizations totaled $2.5 billion, the recorded liabilities for expected unfunded draws were $45 million and the funded net receivable balances amounted to $100 million. These amounts were calculated utilizing weighted average prepayment and default rates of 5.9% and 8.4% respectively. These factors along with assumed loss severity and weighted average loss rates of 93% and 7.9% respectively, result in an estimated cumulative loss rate of 33%. The discount rate used to establish these amounts was 10%.

NOTE 22 —	Quarterly Financial Information — (Unaudited)

Selected Quarterly Financial Information for the years ended December 31, 2005 and 2004 are as follows:

	2005
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

(In thousands, except per share amounts)
Interest Income	$691,212	$709,444	$682,290	$695,535
Interest Expense	219,893	247,371	247,740	253,596

Net Interest Income	471,319	462,073	434,550	441,939
Provision for Loan Losses	9,000	9,000	9,000	9,000

Net Interest Income after Provision for Loan Losses	462,319	453,073	425,550	432,939
Non-Interest Income	182,885	169,131	190,734	162,761
Non-Interest Expense	246,653	249,793	254,000	274,403

Income Before Income Taxes	398,551	372,411	362,284	321,297
Provision for Income Taxes	139,516	130,345	124,988	110,847

Net Income	$259,035	$242,066	$237,296	$210,450

Earnings Per Share:
Basic	$.56	$.52	$.50	$.45
Diluted	.55	.51	.50	.45
Common Stock Price Range:
High	$30.00	$28.84	$29.70	$27.98
Low	27.02	26.32	24.71	23.68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

(In thousands, except per share amounts)
Interest Income	$267,663	$303,374	$337,329	$669,786
Interest Expense	60,834	69,279	77,854	194,964

Net Interest Income	206,829	234,095	259,475	474,822
Provision for Loan Losses	6,500	6,500	6,500	7,689

Net Interest Income after Provision for Loan Losses	200,329	227,595	252,975	467,133
Non-Interest Income	41,729	35,176	42,072	129,526
Non-Interest Expense	87,429	98,368	114,463	255,542

Income Before Income Taxes	154,629	164,403	180,584	341,117
Provision for Income Taxes	52,110	55,404	60,856	119,367

Net Income	$102,519	$108,999	$119,728	$221,750

Earnings Per Share:
Basic	$.46	$.46	$.47	$.48
Diluted	.45	.45	.47	.47
Common Stock Price Range:
High	$29.27	$28.28	$29.63	$30.54
Low	26.70	23.57	25.21	27.45

NOTE 23 —	Recent Accounting Pronouncements

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

In November 2005, the FASB issued Financial Staff Position No. 115-1, which addresses the determination of when an investment is considered impaired, whether the impairment is other-than-temporary and how to measure an impairment loss. FSP No. 115-1 also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP No. 115-1 replaces the impairment guidance in Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” with references to existing authoritative literature concerning other-than-temporary impairment determinations (principally SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SEC Staff Accounting Bulletin No. 59, “Accounting for Non-current Marketable Securities”). Under FSP No. 115-1, impairment losses must be recognized in earnings for the difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. FSP No. 115-1 also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. FSP No 115-1 is effective for reporting periods beginning after December 15, 2005. We do not expect our application of FSP No. 115-1 to have a material impact on our financial condition or results of operations.

Accounting for Stock Based Compensation

In December 2004, FASB issued SFAS No. 123R — “Accounting for Stock Based Compensation, Share Based Payment”, (SFAS 123R) which replaces the guidance prescribed in SFAS 123. SFAS 123R requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The associated costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R is effective as of the first interim or annual reporting period beginning after June 15, 2005. Adoption of this pronouncement is not expected to have a material impact on our financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 24 —	Subsequent Event

On March 12, 2006, North Fork announced that it had entered into an Agreement and Plan of Merger with Capital One Financial Corporation (Capital One) pursuant to which North Fork would merge with and into Capital One, with Capital One continuing as the surviving corporation. Capital One, headquartered in McLean, Virginia, is a financial holding company whose banking and non-banking subsidiaries market a variety of financial products and services. Its primary products and services offered through its subsidiaries include credit card products, deposit products, consumer and commercial lending, automobile and other motor vehicle financing, and a variety of other financial products and services to consumers, small business and commercial clients.

Subject to the terms and conditions of the merger agreement, each holder of North Fork common stock will have the right, subject to proration, to elect to receive, for each share of North Fork common stock, cash or Capital One common stock, in either case having a value equal to $11.25 plus the product of 0.2216 times the average closing sales price of Capital One’s common stock for the five trading days immediately preceding the merger date. Based on Capital One’s closing NYSE stock price of $89.92 on March 10, 2006, the transaction is valued at $31.18 per North Fork share, for a total transaction value of approximately $14.6 billion. North Fork stock options vest upon a change in control and will be converted into options on shares of Capital One’s common stock in connection with the closing, if not exercised before that time. North Fork’s restricted shares outstanding also vest upon a change in control. Each outstanding North Fork restricted share will be converted into the right to receive the per share merger consideration elected by the holder of the North Fork restricted share, subject to proration.

The merger is subject to certain conditions, including approval by North Fork stockholders and Capital One stockholders, receipt of regulatory approvals and other customary closing conditions, and is expected to close in the fourth quarter of 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
North Fork Bancorporation, Inc.:

We have audited the accompanying consolidated balance sheets of North Fork Bancorporation, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Fork Bancorporation, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

New York, New York
March 14, 2006

Item 9	— Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure as defined in Item 304 of Regulation S-K.

Item 9A	— Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

a)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control is designed under the supervision of management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are made only in accordance with the authorization of management and the Board of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

As of December 31, 2005, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2005 is effective using these criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm that audited the consolidated financial statements as of and for the year ended December 31, 2005 as stated in their report below, which expresses unqualified opinions on management’s assessment of and the effectiveness of the internal control over financial reporting as of December 31, 2005.

b)  Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
North Fork Bancorporation, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that North Fork Bancorporation, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that North Fork Bancorporation, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, North Fork Bancorporation, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of North Fork Bancorporation, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

New York, New York
March 14, 2006

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

None

PART III

Item 10	— Directors and Executive Officers of the Registrant

For information on the officers of the Company, please see Part I of this Form 10-K under the caption Item 4A — “Executive Officers” of the Registrant. Further information is available regarding both the officers and directors under the caption “Election of Directors and Information with Respect to Directors and Officers” in our Definitive Proxy Statement for our Annual Meeting of Stockholders to be held on April 26, 2006, which is incorporated herein by reference. The Board of Directors has adopted a Code of Ethics for Principal Executives and Senior Financial Officers which is attached hereto as Exhibit 14.

Item 11	— Executive Compensation

The information required by this item is set forth in the following sections of our Definitive Proxy Statement for our 2006 Annual Meeting of Stockholders: “Compensation of Directors”, “Executive Compensation”, and “Retirement Plans”, which is incorporated herein by reference.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Certain information required by item 12 (a) is set forth in the following sections of our Definitive Proxy Statement for our 2006 Annual Meeting of Stockholders: “Certain Beneficial Ownership” and “Nominees for Director and Directors Continuing in Office”, which is incorporated herein by reference.

(b) Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2005. North Fork’s stockholders approved our 1989 Executive Management Compensation Plan and 1994 Key Employee Stock Plan. No additional grants of awards may be made under these two plans. Our stockholders did not approve our 1997 Non-Officer Stock Plan, 1998, 1999 and 2003 Stock Compensation Plans, New Employee Stock Compensation Plan and 2004 Outside Directors Stock in Lieu of Fees Plan. Additional grants may be made under these plans, although in some cases only if outstanding awards are forfeited or expire unexercised.

We assumed GreenPoint’s 1999 Stock Incentive Plan under which we continue to have the ability to make additional awards. This Plan was approved by GreenPoint’s stockholders but has not been specifically approved by our stockholders. When we acquired GreenPoint, we also assumed several other GreenPoint stock plans, but only for purposes of administering the stock awards made under those plans before the acquisition, which remained outstanding as awards for North Fork stock after acquisition. The plans themselves were frozen; i.e., no new awards may be made thereunder after the acquisition. North Fork has assumed other stock plans of acquired companies in the past, but in each case the plans were frozen at the time of the acquisition.

			Number of Securities
			Remaining Available
	Number of		for Future Issuance
	Securities		Under Equity
	to Be Issued	Weighted-average	Compensation Plans
	Upon Exercise of	Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	289,011	$7.21	0
Equity compensation plans not approved by security holders(1) (2)	5,568,747	$25.50	4,295,517

Total	5,857,758	$24.60	4,295,517

(1)	Does not include 9,891,488 shares of restricted stock previously awarded under these plans that have not vested as of the specified date. Does not include shares subject to options previously granted under these plans and previously exercised on a deferred delivery basis, even if such shares have not been delivered as of the specified date.

(2)	Includes shares issuable under GreenPoint’s 1999 Plan, which was approved by GreenPoint’s stockholders, but not North Fork’s stockholders. Does not include 7,817,391 shares to be issued upon the exercise of outstanding options awarded under various stock plans of predecessor companies, including GreenPoint, that were assumed by North Fork but “frozen” at the time of the acquisition. The outstanding options issued under “frozen” plans have a weighted average exercise price of $17.52 per share.

Description of Non-Stockholder Approved Plans

We maintain the following seven equity compensation plans that have not been approved by North Fork stockholders (excluding frozen plans of predecessor companies): the 1997 Non-Officer Stock Plan (“1997 Plan”), the 1998 Stock Compensation Plan (“1998 Plan”), the 1999 Stock Compensation Plan (“1999 Plan”), the New Employee Stock Compensation Plan (“New Employee Stock Plan”), the 2003 Stock Compensation Plan (“2003 Plan”), the 2004 Outside Directors Stock in Lieu of Fees Plan (“Directors Plan”), and GreenPoint’s 1999 Plan (although this latter plan was approved by GreenPoint’s stockholders). All of our equity compensation plans are administered by the Compensation and Stock Committee (the “Committee”) of our Board of Directors which determines the amounts and recipients of non-qualified stock options and restricted stock awarded under the plans. In addition, all of the plans operate under similar general terms. For example, each plan authorizes the Committee to grant and establish the terms of awards of non-qualified stock options and restricted stock, within certain limitations. Each plan expressly prohibits the grant of “below market options” (i.e., stock options with an exercise price less than the market price of our common stock on the day of the grant).

There are distinctions among the various plans, including the total number of shares of common stock authorized for grant and the persons eligible to receive awards thereunder. The New Employee Stock Plan authorized the issuance of 1,500,000 shares of common stock, in the form of stock options or restricted stock, and is reserved for grants to newly hired salaried employees to induce them to accept an offer of employment. The 1997 Plan initially authorized the issuance of 375,000 shares of common stock, in the form of stock options or restricted stock, exclusively to employees who are not also “officers” as defined under the plan. The Committee has determined not to grant any additional awards under this plan. The 1998 Plan, 1999 Plan and 2003 Plan permit grants of stock options and restricted stock to all employees. The 1998 Plan authorized a total of 2,250,000 shares, no more than 1,500,000 of which may be granted in the form of restricted stock. The 1999 Plan authorized a total of 7,500,000 shares with no more than 4,950,000 of such shares to be granted in the form of restricted stock. The 2003 Plan authorized a total of 7,500,000 shares; no more than 4,950,000 of such shares may be granted in the form of restricted stock. All share amounts have been adjusted for subsequent stock splits.

We also maintain the 2004 outside Directors Stock in Lieu of Fees Plan that has not been approved by North Fork stockholders. Under the Plan, directors of the Company and its subsidiaries may elect to receive all or a portion of the fees due to them for their service as directors in the form of North Fork common stock. There are 750,000 shares reserved for issuance under the plan.

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

Additional information required by this item is included elsewhere in this Form 10-K in Item 7, Management’s Discussion and Analysis, — Recent Accounting Pronouncements, and in Item 8, Notes to Consolidated Financial Statements, — Note 1 — “Business and Summary of Significant Accounting Policies” and Note 16 — “Common Stock Plans”.

Item 13	— Certain Relationships and Related Transactions

The information required by this item is set forth under the caption “Transactions with Directors, Executive Officers and Associated Persons” in our Definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14	— Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Audit Fees” in our Definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

Item 15	— Exhibits and Financial Statement Schedules

(a) The consolidated financial statements, including notes thereto, and financial schedules required in response to this item are set forth in Part II, Item 8 of this Form 10-K, and can be found on the following pages:

		Page No.

1.	Financial Statements
	Consolidated Statements of Income	46
	Consolidated Balance Sheets	47
	Consolidated Statements of Changes in Stockholders’ Equity	48
	Consolidated Statements of Cash Flows	49
	Consolidated Statements of Comprehensive Income	51
	Notes to Consolidated Financial Statements	52
	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	96
	Management’s Report on Internal Control Over Financial Reporting	97
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	98

2.	Financial Statement Schedules
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

Dated: March 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Kanas John A. Kanas	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2006

/s/ Daniel M. Healy Daniel M. Healy	Director Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2006

/s/ John Bohlsen John Bohlsen	Director Vice Chairman of the Board	March 10, 2006

/s/ Josiah T. Austin Josiah T. Austin	Director	March 10, 2006

/s/ Karen M. Garrison Karen M. Garrison	Director	March 10, 2006

/s/ Katherine Heaviside Katherine Heaviside	Director	March 10, 2006

/s/ William M. Jackson William M. Jackson	Director	March 10, 2006

/s/ Thomas S. Johnson Thomas S. Johnson	Director	March 10, 2006

/s/ Raymond A. Nielsen Raymond A. Nielsen	Director	March 10, 2006

/s/ Dr. Alvin N. Puryear Dr. Alvin N. Puryear	Director	March 10, 2006

/s/ James F. Reeve James F. Reeve	Director	March 10, 2006

/s/ George H. Rowsom George H. Rowsom	Director	March 10, 2006

/s/ Dr. Kurt R. Schmeller Dr. Kurt R. Schmeller	Director	March 10, 2006

/s/ A. Robert Towbin A. Robert Towbin	Director	March 10, 2006

EXHIBIT INDEX

Exhibit
Number	Description	Method of Filing

2.1	Agreement and Plan of Merger dated December 16, 2003 by and between North Fork Bancorporation, Inc. and The Trust Company of New Jersey	Previously filed on Form 10-K for the year ended December 31, 2003, dated March 5, 2004, as Exhibit 2.3 and incorporated herein by reference.
2.2	Agreement and Plan of Merger dated February 15, 2004 by and between North Fork Bancorporation, Inc. and GreenPoint Financial Corp.	Previously filed on Form 10-K for the year ended December 31, 2003, dated March 5, 2004, as Exhibit 2.4 and incorporated herein by reference.
2.3	Agreement and Plan of Merger dated March 12, 2006 by and between Capital One Financial Corporation and North Fork Bancorporation, Inc.	Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 1-10458) dated March 15, 2006 and incorporated herein by reference.
3.1	Articles of Incorporation of North Fork Bancorporation, Inc.	Previously filed on Form 10-K for the year ended December 31, 2002, dated March 25, 2003, as Exhibit 3.1 and incorporated herein by reference.
3.2	By-Laws of North Fork Bancorporation, Inc., as amended, effective July 23, 2002	Previously filed on Form 10-Q for the period ended June 30, 2002 as Exhibit 3.2 and incorporated herein by reference.
4.1	Junior Subordinated Indenture, dated as of December 31, 1996, between North Fork Bancorporation, Inc. and The Bankers Trust Company as Trustee (the terms of which cover North Fork Capital Trust I and North Fork Capital Trust II)	Previously filed as Exhibit 4.1 to the Registrants’ registration statement on Form S-4, dated April 2, 1997 (Registration No. 333-24419) and incorporated herein by reference.
4.2	Indenture, dated as of April 28, 1998, between Reliance Bancorp, Inc. and The Bank of New York, as Debenture Trustee	Previously filed by Reliance Bancorp, Inc. as Exhibit 4.1 to the Registration Statement on Form S-4, dated September 25, 1998, (Registration No. 333-64219) and incorporated herein by reference.
4.3	Indenture, dated as of August 7, 2002, by and between North Fork Bancorporation, Inc. and U.S. Bank Trust National Association (the terms of which cover the $350 million, 5.875% subordinated notes due 2012 and $150 million 5% fixed/floating rate subordinated notes due 2012	Previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 dated November 5, 2002 (Registration No. 333-101009) and incorporated herein by reference.
4.4	9.10% Junior Subordinated Debentures due 2027 Indenture, dated as of June 3, 1997, by and between GreenPoint Financial Corp. and The Bank of New York, as Trustee	Previously filed by GreenPoint Financial Corp as Exhibit 4.1 to the Registration Statement on Form S-4 dated August 19, 1997 (Registration No. 333-33955) and incorporated herein by reference.
4.5	First Supplemental Indenture, by and among North Fork Bancorporation, Inc., GreenPoint Financial Corp. and The Bank of New York, as Trustee, dated as of October 1, 2004, supplementing and amending the 9.10% Junior Subordinated Debentures due 2027 Indenture, dated as of June 3, 1997, by and between GreenPoint Financial Corp. and The Bank of New York	Previously filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 1-10458), dated October 7, 2004 and incorporated herein by reference.

Exhibit
Number		Description	Method of Filing

4.6		3.20% Senior Notes due 2008 Indenture, dated as of June 6, 2003, by and between GreenPoint Financial Corp., as Issuer, and The Bank of New York, as Trustee	Previously filed by GreenPoint Financial Corp as Exhibit 4.1 to the Registration Statement on Form S-4 dated July 8, 2003 (Registration No. 333-106882) and Incorporated herein by reference.
4.7		First Supplemental Indenture, by and among North Fork Bancorporation, Inc., GreenPoint Financial Corp. and The Bank of New York, as Trustee, dated as of October 1, 2004, supplementing and amending the 3.20% Senior Notes due 2008. Indenture, dated as of June 6, 2003 by and between GreenPoint Financial Corp. and The Bank of New York	Previously filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-10458), dated October 7, 2004 and incorporated herein by reference.
10.1		North Fork Bancorporation, Inc. Dividend Reinvestment and Stock Purchase Plan, as amended	Previously filed with Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, dated May 16, 1995 (Registration No. 33-54222) as amended by the filing of Form S-3D, dated May 10, 2002 (Registration No. 333-88028) and incorporated herein by reference.
10	.2(a)	North Fork Bancorporation, Inc. 1989 Executive Management Compensation Plan	Previously filed on Form S-8, dated April 17, 1990 (Registration No. 33-34372) and incorporated herein by reference.
10	.3(a)	North Fork Bancorporation, Inc. 1994 Key Employee Stock Plan	Previously filed on Form S-8, dated May 4, 1994 (Registration No. 33-53467), as amended by the filing of Form S-8 dated June 7, 1996 (Registration No. 333-05513) and incorporated herein by reference. These filings were also amended by the filing of Form S-8, dated September 20, 2001 (Registration No. 333-69698) and incorporated herein by reference.
10	.4(a)	Form of Change-in-Control Agreement, as entered into between North Fork Bancorporation, Inc. and each of John A. Kanas, John Bohlsen and Daniel M. Healy, each dated December 20, 1994	Previously filed on Form 10-Q for the period ended March 31, 1995, as Exhibit 10.2 and incorporated herein by reference.
10	.5(a)	Form of Non-Qualified Stock Option Agreement entered into between North Fork Bancorporation, Inc. and John A. Kanas, John Bohlsen, and Daniel M. Healy, as of December 13, 1999 and subsequent dates	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000, as Exhibit 10.10(a) and incorporated herein by reference.
10	.6(a)	Form of Restricted Stock Agreement, entered into between North Fork Bancorporation, Inc. and John A. Kanas, John Bohlsen, and Daniel M. Healy, as of December 13, 1999 and subsequent dates	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000, as Exhibit 10.11(a) and incorporated herein by reference.
10	.7(a)	North Fork Bancorporation, Inc. 1999 Stock Compensation Plan	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000 (Registration No. 333-39536), as Exhibit 10.12(a) and incorporated herein by reference.
10.8		North Fork Bancorporation, Inc. 1997 Non-Officer Stock Plan	Previously filed on Form S-8, dated June 8, 1998 (Registration No. 333-56329) and incorporated herein by reference.

Exhibit
Number		Description	Method of Filing

10	.9(a)	North Fork Bancorporation, Inc. 1998 Stock Compensation Plan, as amended	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000, (Registration No. 333-74713) as Exhibit 10.14(a) and incorporated herein by reference.
10	.10(a)	Form of Consulting Agreement, as entered into between North Fork Bancorporation, Inc. and Thomas M. O’Brien, dated December 31, 1999	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000, as Exhibit 10.16(a) and incorporated herein by reference.
10.11		JSB Financial, Inc. 1996 Stock Option Plan	Previously filed by JSB Financial, Inc. on their Proxy Statement dated March 29, 1996, Appendix A (pages 21-33), and incorporated herein by reference.
10	.12(a)	Reliance Bancorp, Inc. 1994 Incentive Stock Option Plan	Previously filed by Reliance Bancorp, Inc. on their Proxy Statement dated October 7, 1994 and incorporated herein by reference.
10	.13(a)	Reliance Bancorp, Inc. Amended and Restated Incentive Stock Option Plan	Previously filed by Reliance Bancorp, Inc. on Form 10-K for the period ended June 30, 1998 (Registration No. 333-94381) and incorporated herein by reference.
10	.14(a)	North Fork Bancorporation, Inc. Amended and Restated Performance Plan	See Footnote (b) below.
10	.15(a)	North Fork Bancorporation, Inc. Annual Incentive Compensation Plan	Previously filed on Form 10-K for the year ended December 31, 2001, dated March 26, 2002, as Exhibit 10.18(a) and incorporated herein by reference.
10	.16(a)	North Fork Bancorporation, Inc. 401(k) Retirement Savings Plan, as amended	Previously filed on Form S-8, dated September 28, 1992 (Registration No. 33-52504) as amended by Exhibit 4 to the Registrant’s Registration Statement on Form S-8 dated February 2, 1996 (Registration No. 333-00675) and incorporated herein by reference. These filings were also amended by the filing of Form S-8, dated September 20, 2001 (Registration No. 333-69700) and December 20, 2005 (Registration No. 333-130523) and incorporated herein by reference.
10	.17(a)	North Fork Bancorporation, Inc. New Employee Stock Compensation Plan	Previously filed on Form S-8, dated June 10, 2002 (Registration No. 333-90134) and incorporated herein by reference.
10	.18(a)	North Fork Bancorporation, Inc. Supplemental Executive Retirement Program	Previously filed on Form 10-K for the year ended. December 31, 2002, dated March 25, 2003 as Exhibit 10.19(a) and incorporated herein by reference.
10	.19(a)	North Fork Bancorporation, Inc. 2003 Stock Compensation Plan	Previously filed on Form S-8, dated July 1, 2003 (Registration No. 333-106705) as Exhibit 99.1 and incorporated herein by reference.
10.20		North Fork Bancorporation, Inc. 2004 Outside Directors Stock in Lieu of Fees Plan	Previously filed on Form 8-K, dated October 4, 2004 (File No. 1-10458) as Exhibit 10.1 and incorporated herein by reference. This plan was filed on Form S-8, dated October 24, 2005 (Registration No. 333-129215).

Exhibit
Number		Description	Method of Filing

10	.21(a)	GreenPoint Financial Corp. 1999 Stock Incentive Plan	Previously filed by GreenPoint Financial Corp. on Form 10-K for the year ended December 31, 1999, (Registration No. 333-34544) as Exhibit 10.13 and incorporated herein by reference.
10	.22(a)	Transition, Consulting and Non-competition Agreement entered into between North Fork Bancorporation, Inc. and Alan J. Wilzig dated August 1, 2004	Previously filed on Form 10-K for the year ending December 31, 2004, dated March 16, 2005 as Exhibit 10.22(a) and incorporated herein by reference.
10	.23(a)	Employment Agreement, dated as of February 15, 2004, by and between North Fork Bancorporation, Inc. and Bharat B. Bhatt	Previously filed as Exhibit 10.1 of the Registrant’s Registration Statement on Form S-4 (File No. 333-114173) filed on April 2, 2004.
11		Statement re: Computation of Earnings Per Share	Filed herewith.
12		Statement re: Computation of Earnings to Fixed Charges Ratios	Filed herewith.
14		Code of Ethics	Previously filed on Form 10-K for the year ended December 31, 2003, as Exhibit 14 and incorporated herein by reference.
21		Subsidiaries of Company	Filed herewith.
23		Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1		Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2		Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1		Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2		Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(a)	Management contract or compensatory plan or arrangement.

(b)	The performance plan was amended by the Registrant’s Board of Directors on December 13, 2005. The text amended plan is being finalized and will be filed shortly.