Form 10-K/A
period 2005-12-31
NORTH FORK BANCORPORATION INC
filed 2006-04-28
CIK 352510

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The purpose of this Amendment (“Amendment”) to the Annual Report on Form 10-K of North Fork Bancorporation, Inc. (“Company”), for the year ended December 31, 2005 (the “2005 10-K”), is to include in the 2005 10-K the information required under Part III of the form. The 2005 10-K was originally filed on March 15, 2006, and indicated therein that the information required under Part III was being incorporated by reference from the Company’s definitive proxy statement for its 2006 annual meeting of stockholders (the “2006 Definitive Proxy Statement”), which would be filed with the Securities and Exchange Commission on or before April 30, 2006. The Company no longer anticipates filing its 2006 Definitive Proxy Statement by April 30, 2006, and thus is including the Part III information in this Amendment.

The only other change to the 2005 10-K effected by this Amendment are the inclusion or incorporation by reference herein of certain additional exhibits, including re-executed certifications of the executive officers under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are required to be filed herewith. The exhibit list to the 2005 10-K has been updated in this Amendment to reflect these changes.

The other information contained in the 2005 10-K as originally filed has not been changed or supplemented in this Amendment, but has been included herein for the convenience of the reader. The Company’s consolidated financial statements, including its consolidated statements of financial position and consolidated results of operations for the periods presented, have not been restated from the consolidated financial statements included in the 2005 10-K as originally filed.

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

Lease Commitments

At December 31, 2005, we were obligated under a number of non-cancelable leases for certain premises and equipment. The minimum annual rental commitments, exclusive of taxes and other charges, under non-cancelable lease agreements for premises at December 31, 2005, are summarized as follows:

Minimum
Rentals

(In thousands)
2006	$79,165
2007	78,345
2008	77,138
2009	71,319
2010	66,546
Thereafter	349,301

Total Lease Commitments	$721,814

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

Item 9B	— Other Information

None

PART III

Item 10	— Directors and Executive Officers of the Registrant

Directors of the Registrant and Beneficial Ownership Information

		Shares of
	Served	North Fork Common Stock
	as a	Beneficially Owned as of
Name, Age, Principal Occupation and	Director	March 3, 2006(b)
Other Positions with North Fork and North Fork Bank(a)	Since	No. of Shares		Percent

CLASS 1 (terms to expire in 2006)
Josiah Austin, 58	2004	3,821,890	(1)	*
Owner, El Coronado Ranch LLC, Managing Member of El Coronado Holdings, LLC (a family investment company)
Karen Garrison, 57	2004	24,386	(2)	*
Former President, Pitney Bowes Business Services (1999 — 2004)
John Adam Kanas, 59	1981	4,302,126	(3)	*
Chairman, President and Chief Executive Officer of North Fork and North Fork Bank
Raymond A. Nielsen, 55	2000	796,048	(4)	*
Former President and Chief Executive Officer, Reliance Bancorp, Inc. (acquired by North Fork, 2000)
A. Robert Towbin, 70	2004	30,700	(5)	*
Executive Vice President, Stephens, Inc. (investment management firm) (2002 — present) Co-Chairman & Managing Director, C.E. Unterberg, Towbin (1995 — 2002)

CLASS 2 (terms to expire in 2007)
William M. Jackson, 57	2004	183,724	(6)	*
Partner with Satterlee, Stephens, Burke & Burke, L.L.P. (a law firm)
Dr. Alvin N. Puryear, 68	2004	106,457	(7)	*
Lawrence N. Field Professor of Entrepreneurship and Professor of Management at Bernard M. Baruch College, CUNY
James F. Reeve, 65	1988	260,330	(8)	*
President, Harold R. Reeve & Sons, Inc. (general construction company)
George H. Rowsom, 70	1981	30,311	(9)	*
President, S.T. Preston & Son, Inc. (retail marine supplies company)
Dr. Kurt R. Schmeller, 68	1994	117,284		*
Former President, Queens Borough Community College, CUNY

		Shares of
	Served	North Fork Common Stock
	as a	Beneficially Owned as of
Name, Age, Principal Occupation and	Director	March 3, 2006(b)
Other Positions with North Fork and North Fork Bank(a)	Since	No. of Shares		Percent

CLASS 3 (terms to expire in 2008)
John Bohlsen, 63	1986	2,325,743	(10)	*
Vice Chairman of North Fork and North Fork Bank; President, The Helm Development Corp. (real estate company)
Daniel M. Healy, 63	2000	1,423,179	(11)	*
Executive Vice President and Chief Financial Officer of North Fork
Katherine Heaviside, 62	2004	5,000		*
President, Epoch 5 Public Relations (public relations firm) Director, Long Island, New York, United Way
Thomas S. Johnson, 65	2004	1,078,426	(12)	*
Former Chairman and CEO of GreenPoint Financial Corp. (acquired by North Fork, 2004)
All 14 Directors and Executive Officers of North Fork as a Group		14,505,604	(13)	3.05%

NOTES:

*	Less than one percent (1%).

(a)	Except as otherwise noted, each of the nominees for director and continuing directors has had the principal business occupation listed for such person for at least the past five years. All persons listed as nominees for director or as continuing directors of North Fork are also directors of North Fork Bank.

(b)	Beneficially owned shares, as determined in accordance with applicable SEC rules, include shares as to which the designated person directly or indirectly has or shares voting power and/or investment power (which includes the power to dispose) on the reporting date and all shares that the person has the right to acquire (e.g., an option to acquire) within 60 days of the reporting date.

(1)	Includes 3,772,287 held by Mr. Austin’s company, El Coronado Holdings, LLC; 13,350 shares held by Mr. Austin jointly with his wife in an irrevocable trust; 16,753 shares held in trusts for his nieces and nephews; and 19,500 shares held in the Austin Clark Family Foundation. Mr. Austin was appointed as a director of North Fork, effective May 5, 2004, by the Board of Directors. Mr. Austin is also a director of Goodrich Petroleum Corporation, a publicly traded company.

(2)	Includes 10,942 shares held by Ms. Garrison jointly with her husband. Ms. Garrison was appointed as a director of North Fork by the Board of Directors, effective October 1, 2004, upon the merger of GreenPoint Financial Corp. into North Fork. Ms. Garrison formerly was a director of GreenPoint. Ms. Garrison is also a director of Tenet Healthcare and Standard Parking Corporation, both of which are publicly traded companies.

(3)	Includes 2,137,704 shares of restricted stock and options to purchase 648,298 shares previously granted to Mr. Kanas under North Fork’s compensatory stock plans; 50,000 shares held by the John A. Kanas and Elaine M. Kanas Family Foundation, a charitable foundation established by Mr. Kanas that is qualified under section 501(c)(3) of the Internal Revenue Code; 37,950 shares held by Mr. Kanas in joint tenancy with his wife; 94,234 shares held by his wife; 22,350 shares held by his children; 600 shares held by his wife in joint tenancy with his son; and 600 shares held by his wife as custodian for their son. Does not include 292,235 shares receivable by Mr. Kanas as a result of his earlier exercise of stock options, which shares Mr. Kanas elected to receive at a later date in accordance with the terms of the options.

(4)	Includes 1,845 shares held by Mr. Nielsen’s wife in an Individual Retirement Account; 300 shares held by his daughter; 16,008 shares held in trusts for his children; and options to purchase 65,094 shares received by Mr. Nielsen in exchange for his Reliance Bancorp Inc. stock options when Reliance Bancorp Inc. merged into North Fork on February 18, 2000.

(5)	Includes 18,000 shares held in trusts for family members of Mr. Towbin. Mr. Towbin was appointed as a director of North Fork, effective May 5, 2004, by the Board of Directors. Mr. Towbin is also a director of the following publicly traded companies: Gerber Scientific, Inc.; Globecomm Systems, Inc.; and InterTrust Technologies Corporation (owned by Sony-Philips-Stephens, Inc.).

(6)	Includes options to purchase 75,696 shares received by Mr. Jackson in exchange for his GreenPoint stock options when GreenPoint merged into North Fork on October 1, 2004; and 15,012 shares held in Mr. Jackson’s account under a GreenPoint Deferred Directors Fees Plan. Mr. Jackson was appointed as a director of North Fork by the Board of Directors, effective October 1, 2004, upon the merger of GreenPoint into North Fork. Mr. Jackson formerly was a director of GreenPoint.

(7)	Includes 18,924 shares held by Dr. Puryear’s wife; and options to purchase 75,696 shares received by Dr. Puryear in exchange for his GreenPoint stock options when GreenPoint merged into North Fork on October 1, 2004. Dr. Puryear was appointed as a director of North Fork by the Board of Directors, effective October 1, 2004, upon the merger of GreenPoint into North Fork. Dr. Puryear formerly was a director of GreenPoint. Dr. Puryear is also a director of American Capital Strategies Ltd., a publicly traded company.

(8)	Includes 83,437 shares held by Mr. Reeve’s wife.

(9)	Includes 4,500 shares held by Mr. Rowsom in joint tenancy with his wife and 1,490 shares held by his wife.

(10)	Includes 1,192,348 shares of restricted stock and options to purchase 334,998 shares previously granted to Mr. Bohlsen under North Fork’s compensatory stock plans; 52,807 shares held by the John and Linda Bohlsen Family Foundation, a charitable foundation established by Mr. Bohlsen that is qualified under section 501(c)(3) of the Internal Revenue Code; 4,457 shares held by Mr. Bohlsen’s wife; and 53,440 shares held by his sons. Does not include 162,734 shares receivable by Mr. Bohlsen as a result of his earlier exercise of stock options, which shares Mr. Bohlsen elected to receive at a later date in accordance with the terms of the options.

(11)	Includes 698,977 shares of restricted stock and options to purchase 280,053 shares previously granted to Mr. Healy under North Fork’s compensatory stock plans. Does not include 133,879 shares receivable by Mr. Healy as a result of his earlier exercise of stock options, which shares Mr. Healy elected to receive at a later date in accordance with the terms of the options.

(12)	Includes 118,282 shares held by Mr. Johnson’s wife and 47,453 shares held by his children. Mr. Johnson was appointed as a director of North Fork by the Board of Directors, effective October 1, 2004, upon the merger of GreenPoint into North Fork. Mr. Johnson formerly was a director of GreenPoint. Mr. Johnson is also a director of the following publicly traded companies: Alleghany Corporation; R.R. Donnelley & Sons Company; The Phoenix Companies, Inc.; and the Federal Home Loan Mortgage Corporation.

(13)	Represents all shares beneficially owned by the current directors and executive officers of North Fork, consisting of the 14 individuals listed in the table. The total of the shares listed for the group includes 4,029,029 shares of restricted stock and options to purchase an aggregate of 1,479,835 shares received by these persons under compensatory stock plans.

INFORMATION ABOUT OUR BOARD OF DIRECTORS

Independence

Our Board of Directors currently comprises 14 directors, all of whom hold their office for three years or until his or her successor shall have been duly elected and qualified. Directors Kanas, Bohlsen and Healy are executive officers of the company. At a meeting of the Board of Directors on January 24, 2006, the Board determined, based on the information available to it at that time, that 10 of the remaining 11 directors are “independent” consistent with the listing requirements of the New York Stock Exchange (“NYSE”). These 10 independent directors are Ms. Garrison, Ms. Heaviside, and Messrs. Austin, Jackson, Nielsen, Puryear, Reeve, Rowsom, Schmeller and Towbin. The Board was unable to conclude that Director Johnson was independent, principally because the company made a bonus payment to him in 2005 for services rendered by him as an executive officer of GreenPoint Financial Corp. during 2004, and because the company repurchased from him in 2005 a substantial number of his stock options previously acquired by him as an executive of GreenPoint at a price based on the prevailing market stock price of the underlying common stock, without requiring him to exercise such options. These transactions are further described under “Transactions with Directors, Executive Officers and Associated Persons” in Item 13 of this report.

In making its independence determinations, the Board reviewed, among other factors, any current or recent business transactions or relationships or other personal relationships between North Fork and the particular director, including the director’s immediate family and companies owned or controlled by the director. The Board also considered non-business relationships, including cultural, social and familial relationships, between the particular director and senior management of North Fork, as well as the nature of the contacts that resulted in the individual becoming a director of North Fork. The purpose of the Board’s review was to determine not only whether the particular director failed to meet any of the objective tests for “independence” under the NYSE’s listing requirements, but also whether under all the circumstances it was reasonable to expect the director to act with independence of mind in carrying out his or her duties, including in deciding how to vote on key issues confronting the Board.

All of the members of the Board’s primary committees (Audit, Compensation and Stock, and Nominating and Governance) are independent under the NYSE’s listing requirements. All members of the Board’s Audit Committee also meet the more exacting independence requirements established under the Sarbanes-Oxley Act for members of audit committees.

Meetings of the Board of Directors

The Board of Directors met 13 times during 2005. Each of the directors attended at least 75 percent of the total number of meetings of the Board and of all Board committees of which the director was a member during the period he was a director or served on such committees.

Our non-management directors meet separately on a regular basis in executive session without any members of management present. Our Corporate Governance Guidelines provide that the position of presiding director of executive sessions will be rotated among the chairs of the primary committees of the Board. The presiding director at this time is Raymond A. Nielsen.

Our Corporate Governance Guidelines can be found on our website in the “Corporate Governance” section under “Investor Relations” at www.northforkbank.com. Under our Corporate Governance Guidelines, the directors are expected to properly discharge their responsibilities to stockholders, including preparing for, attending and participating in meetings of the Board of Directors and meetings of the committees of which the director is a member.

Board Committees

Audit Committee

Our Board of Directors has an Audit Committee that acts on behalf of the Board in reviewing the financial statements of the company and overseeing the relationship between the company and its independent auditor. In addition to monitoring the scope and results of audit and nonaudit services rendered by our independent auditor, the committee reviews the adequacy of internal controls, internal auditing and the results of examinations made by supervisory authorities. A copy of the Audit Committee’s charter may be found on our website in the “Corporate Governance” section under “Investor Relations” at www.northforkbank.com. Any stockholder desiring a paper copy of the charter may obtain one by making a written request to the Corporate Secretary at the following address: Ms. Aurelie S. Campbell, Vice President and Corporate Secretary; North Fork Bancorporation, Inc.; P.O. Box 8914; 275 Broadhollow Road; Melville, New York 11747. For more information regarding the Audit Committee, including the committee’s annual report, see “Audit Committee Information” below.

The current members of the Audit Committee are Directors Schmeller, Heaviside, Garrison, Nielsen and Puryear. The Board of Directors has also determined that Ms. Garrison, Mr. Nielsen and Dr. Puryear are “audit committee financial experts” as defined in the rules of the SEC.

Compensation and Stock Committee

The Compensation and Stock Committee of the Board reviews and makes decisions or recommendations on salaries and bonuses for our executive officers and determines all awards to executives and other key employees under our compensatory stock plans. A copy of the Compensation and Stock Committee’s charter may be found on our website in the “Corporate Governance” section under “Investor Relations” at www.northforkbank.com. Any stockholder desiring a paper copy of the charter may obtain one by making a written request to the Corporate Secretary at the following address: Ms. Aurelie S. Campbell, Vice President and Corporate Secretary; North Fork Bancorporation, Inc.; P.O. Box 8914; 275 Broadhollow Road; Melville, New York 11747. For more information regarding the Compensation and Stock Committee including the committee’s annual report, see “Compensation Committee Information” below.

Nominating and Governance Committee

The Nominating and Governance Committee of the Board monitors our director nomination process, including identifying and recommending qualified candidates to serve as directors, and oversees our corporate governance generally. The committee also makes recommendations to the Board regarding committee appointments and regarding our Corporate Governance Guidelines.

The committee has recommended and the Board of Directors has approved a Code of Conduct (the “Code”) in accordance with the rules of the NYSE. The Code provides guidelines and standards that all directors, officers and employees of North Fork are expected to follow. A copy of the Code may be found on our website in the “Corporate Governance” section under “Investor Relations” at www.northforkbank.com. Any stockholder desiring a paper copy of the Code may obtain one by making a written request to the Corporate Secretary at the following address: Ms. Aurelie S. Campbell, Vice President and Corporate Secretary; North Fork Bancorporation, Inc.; P. O. Box 8914; 275 Broadhollow Road; Melville, New York 11747.

A copy of the Nominating and Governance Committee’s charter may also be found on our website in the “Corporate Governance” section under “Investor Relations” at www.northforkbank.com. Any stockholder desiring a paper copy of the charter may obtain one by making a written request to the Corporate Secretary at the following address: Ms. Aurelie S. Campbell, Vice President and Corporate Secretary; North Fork Bancorporation, Inc.; P.O. Box 8914; 275 Broadhollow Road; Melville, New York 11747.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is provided for the holding company’s executive officers as of January 1, 2006. Each of the listed executives is also a director of the holding company. The executives are appointed annually by the Board of Directors to serve until their successors are duly appointed.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, as well as any 10% stockholders, to file reports with the SEC from time to time regarding their ownership of our stock, including changes in their stock ownership. Copies of these reports are also filed with us. Based solely on our review of these reports and written statements received by us from our directors and executive officers regarding their compliance with Section 16(a) reporting requirements in 2005, we believe that all of our executive officers and directors complied with all Section 16(a) reporting requirements in 2005 and timely filed all reports required to be filed by them.

CODE OF ETHICS

The Board of Directors has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or other persons performing similar functions, a copy of which is attached hereto as Exhibit 14.

Item 11	— Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation and compensatory awards received in the last three years by our Chief Executive Officer, John Adam Kanas, and each other executive officer whose cash compensation, including salary and bonus, exceeded $100,000 in 2005.

SUMMARY COMPENSATION TABLE

					Long-Term
		Annual Compensation			Compensation Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)(**)		(i)
						Securities
					Restricted	Underlying
				Other Annual	Stock	Options(4)		All Other
Name and Principal Position	Year	Salary(1)	Bonus	Compensation(2)	Awards(3)	(Shares)		Compensation(5)

John Adam Kanas	2005	$2,000,000	$3,500,000	$149,595	$6,133,500	544,648	(6)	$421,711
Chairman of the Board,	2004	2,135,923	3,500,000	95,797	6,207,750	37,500		291,471
President and Chief	2003	2,069,500	2,500,000	81,671	5,216,400	30,000		175,720
Executive Officer
John Bohlsen	2005	1,401,000	2,333,450	103,600	4,906,800	307,212	(6)	286,674
Vice Chairman of the	2004	1,512,885	2,333,450	88,041	4,966,200	25,500		248,689
Board	2003	1,471,500	1,675,000	86,384	3,864,000	18,000		158,307
Daniel M. Healy	2005	1,000,000	1,600,000	70,118	2,862,300	262,053	(6)	185,558
Executive Vice President	2004	993,616	1,600,000	50,242	2,896,950	18,000		137,155
and Chief Financial Officer	2003	970,500	900,000	49,258	2,511,600	15,000		85,525

**	Option amounts have been adjusted to reflect the stock split of three shares for two shares effective November 15, 2004.

NOTES TO SUMMARY COMPENSATION TABLE:

(1)	Represents base salary, including any salary deferred at the election of the named executive officer under the 401(k) plan, and all directors’ fees. As of January 1, 2005, directors who are executive officers no longer receive directors’ fees. The salary deferral amounts under the 401(k) plan for 2005 were $18,000 for each of Messrs. Kanas and Healy and $14,000 for Mr. Bohlsen. The salaries of the named executive officers for 2006, as approved by the Compensation and Stock Committee at its December 8, 2005, meeting, are the same as their salaries were for 2005, except that the Committee determined to pay Mr. Kanas, at his request, a reduced salary in 2006 of $1.0 million, down from $2.0 million for 2005, at the same time that the Board of Directors created and contributed $1.0 million to a new North Fork Bank Family Fund, also at Mr. Kanas’s request.

(2)	Listed amounts represent tax payments on behalf of the named executive officers with respect to the taxable contributions to their accounts under the Supplemental Executive Retirement Plan (“SERP”).

(3)	Represents the dollar value of the restricted shares of North Fork common stock granted to the named executive officers during the year in question. The listed dollar values represent the number of shares multiplied by the average of the high and low market price of our common stock on the date of grant. All restricted shares granted to the executives during the years in question are subject to the same substantive terms and conditions. The shares carry the same dividend and voting rights as unrestricted shares of common stock from the date of grant. The shares vest at the earliest of (i) the executive’s attaining his normal retirement age, (ii) the executive’s early retirement if the Compensation and Stock Committee approves vesting of the shares on such early retirement, (iii) death or disability, or (iv) a change-in-control of North Fork as defined under the restricted share award agreements. Shares are forfeitable if the executive ceases to render services to the company prior to vesting. All taxes otherwise payable by the named executive officers as a result of the vesting of the shares will be paid by North Fork under a so-called tax gross-up provision. As of year-end 2005, the number (and total dollar value) of the unvested restricted shares held by the named executive officers were as follows: Mr. Kanas — 2,137,704 shares ($58,487,581); Mr. Bohlsen — 1,192,348 shares ($32,622,641); and Mr. Healy — 698,977 shares ($19,124,011). These dollar values are based on the closing price of our common stock on December 31, 2005 ($27.36 per share), with no discount for the forfeitability or lack of transferability of the shares.

(4)	Represents the total number of shares of our common stock subject to stock options received by the named executive officers during the year in question. Includes both regular stock options (i.e., options awarded by the Compensation and Stock Committee as part of its regular decisions regarding executive compensation occurring during the year) and so-called “reload” stock options (i.e., options awarded to officers during the year based upon and coincident with their exercise of previously held stock options in stock-for-stock exercises). The number of reload stock options received in 2005 by each of the executive officers is separately identified in Note 6. No options issued to the named executive officers have been accompanied by stock appreciation rights.

(5)	Includes employer matching contributions on behalf of the named executive officers under the 401(k) plan and the defined contribution plan feature of the SERP and specified premiums paid by North Fork on certain insurance arrangements covering the executive officers. Listed amounts for 2005 include employer matching contributions under the 401(k) plan on behalf of executive officers Kanas, Bohlsen, and Healy of $9,450 each; employer matching contributions under the defined contribution plan feature of the SERP on behalf of executive officers Kanas, Bohlsen and Healy of $360,904, $249,939, and $169,163, respectively; and the following insurance premiums paid by North Fork on their behalf: for Mr. Kanas, $13,682 in premiums on a disability policy and $37,675 in premiums on a term life insurance policy; for Mr. Bohlsen, $27,285 in premiums on a term life insurance policy; and for Mr. Healy, $6,945 in premiums on a term life insurance policy. The company also maintains split dollar life insurance policies on behalf of executive officers Kanas, Bohlsen and Healy, for which the company did not pay any premiums during 2005, 2004 or 2003, but which remain in effect.

(6)	Includes the following numbers of shares underlying “reload” stock options issued to the named executive officers in 2005: Mr. Kanas — 507,148 shares; Mr. Bohlsen — 281,712 shares; and Mr. Healy — 244,053 shares.

STOCK OPTIONS

The following table sets forth information concerning stock options granted during 2005 to each of the named executive officers in the Summary Compensation Table.

Option Grants in 2005

(a)		(b)	(c)	(d)	(e)	(f)
		Number of	% of Total
		Securities	Options	Exercise
		Underlying	Granted to	or Base		Grant Date
		Options	Employees	Price		Present
		Granted(1)	in Fiscal	(Dollars/	Expiration	Value(3)
Name		(Shares)	Year(2)	Share)	Date	(Dollars)

John Adam Kanas	Regular	37,500	1.7%	$27.26	12/08/15	$193,560
	Reload	507,148	22.9%	$29.14	07/11/15	$2,984,465

			24.6%
John Bohlsen	Regular	25,500	1.2%	$27.26	12/08/15	$131,621
	Reload	281,712	12.7%	$29.14	07/11/15	$1,657,819

			13.9%
Daniel M. Healy	Regular	18,000	0.8%	$27.26	12/08/15	$92,909
	Reload	244,053	11.0%	$29.14	07/11/15	$1,436,203

			11.8%

NOTES:

(1)	All regular stock options listed were granted to the named executive officers on December 8, 2005. All “reload” stock options listed were issued to the executives as a result of their stock-for-stock exercises of previously granted options on July 11, 2005. All options issued to these executives in 2005, including reload options, are for a ten-year term, were immediately exercisable upon grant, and provide the optionee with a right to request the grant of a reload option upon the optionee’s stock-for-stock exercise of the underlying option, which the Compensation and Stock Committee may choose to award at its discretion. The reload options granted to the executives in 2005 related to a number of shares equal to the number of shares of common stock surrendered or deemed surrendered by the executives upon their exercise of previously granted options, including shares withheld or to be withheld by the company upon delivery of the option shares for tax withholding purposes. All options granted in 2005 also contain a transferability feature under which the executive is permitted to transfer the option, prior to exercise, by gift to members of the executive’s immediate family.

(2)	The listed percentage for each executive represents the percentage of all compensatory stock options (both regular options and reload options) issued by the company during the year they were received by that executive.

(3)	The listed Grant Date Present Value of the options is an estimate determined by using the Black-Scholes option pricing model, a commonly-used method of valuing options on the date of grant. The assumptions utilized in applying the Black-Scholes model were as follows: For the options granted December 8, 2005, (a) the useful life of the options was estimated to be 6 years; (b) the risk-free discount rate applied for purposes of the valuation was 4.36 percent; (c) the volatility factor utilized was 20.88 percent; (d) the dividend yield on the common stock was assumed to be 3.23 percent for purposes of the analysis only; and (e) no rate of forfeiture was assumed. For the options granted July 11, 2005, (a) the useful life of the options was estimated to be 6 years; (b) the risk-free discount rate applied for purposes of the valuation was 3.91 percent; (c) the volatility factor utilized was 22.54 percent; (d) the dividend yield on the common stock was assumed to be 2.94 percent for purposes of the analysis only; and (e) no rate of forfeiture was assumed.

The following table sets forth information concerning all stock options that were either exercised in 2005 or held at year-end 2005 by the named executive officers in the Summary Compensation Table on page 105. The information includes reload exercises of options, that is, stock-for-stock option exercises that were accompanied by the issuance of reload options to the executives.

Aggregate Option Exercises in the Year Ended December 31, 2005,
and Year-End Option Values

					(e)
(a)	(b)	(c)	(d)		Value of Unexercised
			Number of		In-the-Money
			Unexercised		Options/SARs at
			Options/SARs at		December 31,
	Option Exercises in 2005		December 31, 2005		2005(2)
	Shares Acquired		(Exercisable/		(Exercisable/
	on Exercise	Value Realized	Unexercisable)		Unexercisable)
Name	(Shares)(1)	(Dollars)	(Shares)		(Dollars)

John Adam Kanas	575,527	$3,437,798	E	648,298	E	$1,313,520
			U	0	U	0
John Bohlsen	321,496	$1,924,596	E	334,998	E	$ 47,813
			U	0	U	0
Daniel M. Healy	278,772	$1,656,579	E	280,053	E	$ 1,800
			U	0	U	0

NOTES:

(1)	Upon a stock-for-stock exercise of options granted prior to 2005, the executive may direct the company to defer the delivery of the new shares until a specified later date. If an executive elects to defer the delivery of option shares, he may receive dividend equivalent payments on the deferred shares equal to the dividends paid by the company on its common stock during the deferral period and, upon the delivery of deferred shares to the executive due to his disability or death or a change-in-control of North Fork, the company will pay on his behalf an additional amount equal to all taxes otherwise payable by the executive as a result of the receipt of such deferred shares.

(2)	Calculated by subtracting the exercise price of options from the market value of underlying shares at year-end, based on a closing price of our common stock on December 31, 2005, of $27.36 per share.

AGREEMENTS WITH EXECUTIVE OFFICERS

North Fork has entered into change-in-control agreements with three executive officers — Chairman, President and Chief Executive Officer John Adam Kanas, Vice Chairman John Bohlsen and Chief Financial Officer Daniel M. Healy. The agreements are substantially identical in form. Each agreement is a rolling three-year agreement that will continue in effect until retirement or until two years after a decision is reached by the Board not to renew the agreement. Under each of the agreements, the executive is entitled to receive from North Fork or its successor a lump sum payment equal to 299 percent of his average taxable compensation if, within 24 months after a change-in-control of North Fork (as defined in the agreement), the executive’s employment is terminated (other than for cause) by North Fork or its successor or by the executive voluntarily. The agreements provide that the lump sum payment will be reduced by the value of certain other benefits or payments received by the executive coincident with the change in control (not including, however, all “parachute payments” then made to the executive as defined under the Internal Revenue Code).

North Fork also has a Performance Plan, amended most recently in December 2005 under which employees of North Fork and its subsidiaries may receive payments from a cash pool following an acquisition of control of the company by a non-affiliate, provided the acquisition transaction involves above-average returns from the standpoint of North Fork’s stockholders. The maximum amount of the incentive pool is 3% of the premium payable for North Fork common stock over the median acquisition price payable in acquisitions of comparable financial institutions during the preceding two years (based on the per-share price of the acquired entity’s common stock on a fully diluted basis as a multiple of such entity’s tangible book value per share). If a cash pool is funded in connection with a change-in-control of North Fork, the Compensation and Stock Committee of the Board will have complete discretion to select those employees who will be entitled to receive payments and the amount payable to each. In the event one of the three named executive officers is awarded an amount under the Performance Plan, North Fork would pay on his behalf an additional amount equal to any excise tax imposed on such payment under Section 4999 of the Internal Revenue Code and the related taxes thereon.

Compensation of Directors

Each non-management member of North Fork’s Board of Directors receives an annual fee of $40,000. This fee is for all duties as a North Fork director, including any service as a member of one or more committees of North Fork’s Board. Each non-management member of the Board of Directors of North Fork Bank (currently, the same group that serves as the North Fork Board) receives a fee of $1,000 for each meeting of the Bank Board attended and $2,000 for each meeting of a Bank Board committee attended. The chair of the Bank’s Examining Committee, Compensation and Stock Committee, and Nominating and Governance Committee each receive an additional $6,000 annual retainer. The chairs of the other Bank Board committees each receive an additional $500 per committee meeting attended. Those directors who are also executive officers of North Fork — that is, Directors Kanas, Bohlsen and Healy — do not receive any separate fees for their service as directors of North Fork or any of its subsidiaries.

Generally, the North Fork Board has not made available to individual directors any deferral arrangements or deferral plans applicable to their directors’ fees. However, certain directors continue to enjoy deferred directors’ fee arrangements that initially applied to them as directors of institutions acquired by North Fork in the past. Director Reeve will receive payments from North Fork in the future under a deferred directors’ fee agreement originally entered into by him with a predecessor institution, Southold Savings Bank. Director Jackson will receive shares of North Fork stock in the future under a deferred directors’ fee agreement originally entered into by him with a predecessor institution, GreenPoint Financial Corp. Under these agreements, the directors deferred receipt of some or all of the fees otherwise payable to them as directors of the predecessor institution. Director Reeve will receive in the future regular monthly cash payments at a specified amount determined by applying market interest rates to the amounts deferred until time of payment. Director Jackson will receive in the future a number of shares of North Fork stock equal to the number of shares of the predecessor institution’s stock he could have acquired at the market with the amounts deferred at the time of deferral, adjusted for subsequent mergers and corporate events.

Directors Jackson and Puryear also participate in a directors’ retirement plan that was instituted by GreenPoint for outside directors of GreenPoint prior to North Fork’s acquisition of GreenPoint. Under the plan, each of these directors will receive payments of $7,500 per quarter after their retirement as directors of GreenPoint or any successor, including North Fork, for life, with any surviving spouse to receive $3,750 per quarter for life. There is no directors’ retirement plan covering other directors of North Fork.

Under North Fork’s Outside Directors Stock in Lieu of Fees Plan, non-management directors of North Fork or its subsidiaries may elect to receive any or all of the directors’ fees otherwise payable to them in cash in the form of shares of North Fork common stock, valued at the market price of the stock on either (i) the day the fees would otherwise have been payable to them in cash, or (ii) the day the shares are actually distributed to them, whichever is less.

Compensation Committee Interlocks and Insider Participation

During 2005, the Compensation and Stock Committee members were Directors Jackson, Towbin, Nielsen and Rowsom. No member of the Compensation and Stock Committee was an officer or employee of North Fork or any of its subsidiaries or had any substantial business dealings with North Fork in 2005. In addition, no member of the committee has been an officer of North Fork or any of its acquired companies during the past three years. In addition, no “compensation committee interlocks” between North Fork and any other registered company, as defined by the SEC, existed during 2005.

RETIREMENT PLANS

North Fork’s executive officers participate in a retirement plan which is a defined benefit plan maintained and administered by North Fork. The retirement plan covers all employees who have attained age 21, completed at least one year of service and worked a minimum of 1,000 hours per year. A participant becomes 100 percent vested under the retirement plan after five years of service.

Under the retirement plan (a so-called “cash balance plan”), participants accrue an amount each year equal to five percent of their annual compensation (as defined under the plan) plus interest on previously-accrued amounts at a fixed rate based on one-year Treasury Bill rates, credited quarterly. Annual accrual amounts are subject to limitations under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Benefits payable on and after retirement are based on the accrued total amount in the participant’s account at retirement, with payment amounts based on the participant’s projected assumed life expectancy.

Compensation is defined under the North Fork retirement plan as total salary and bonuses (i.e., columns (c) and (d) in the Summary Compensation Table, excluding any directors’ fees), as well as certain other taxable compensation received by the executives such as the amount of insurance premiums paid on their behalf by North Fork, which is part of the total in column (i) of the Summary Compensation Table.

In addition to the retirement plan, the company has a Supplemental Executive Retirement Plan (the “SERP”). The SERP restores to specified senior executives upon their retirement the full level of retirement benefits that they would have been entitled to receive under the benefit accrual formula contained in the retirement plan, absent the ERISA provision limiting maximum participation by highly compensated employees under tax-qualified retirement plans. The SERP also provides to executives a nonqualified defined contribution plan feature, under which executives may elect to make post-tax contributions to their SERP accounts. Any post-tax contributions by executives are entitled to company matching contributions. The company matching contributions are taxable but the company pays income taxes thereon on behalf of the executives. All contributions under the elective feature of the SERP are made to a secular trust. Each of the named executive officers in the Summary Compensation Table above was covered under the SERP in 2005.

Based upon their current covered compensation, executive officers Kanas, Bohlsen and Healy would receive under the retirement plan and the SERP combined annual benefit payments of approximately $414,400, $134,000 and $92,000, respectively.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information regarding the security ownership of management required by Item 12 is set forth above in Items 10 of this report under the heading “Directors of the Registrant and Beneficial Ownership Information.”

Certain Beneficial Ownership

We do not know of any person who beneficially owned more than 5% of North Fork’s common stock as of March 3, 2006, the most recent practicable date before we filed this report. As of that date, no person had on file with the Securities and Exchange Commission (“SEC”) a report indicating “beneficial ownership” of more than 5% of the common stock. For purposes of this disclosure, “beneficial ownership” is as defined in the SEC’s Rule 13d-3. Generally, it means a power to vote or a power to sell securities, regardless of whether the person has any economic interest in the securities.

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

Upon the merger of GreenPoint into North Fork, we assumed GreenPoint’s 1999 Stock Incentive Plan under which we continue to have the ability to make additional awards. This Plan was approved by GreenPoint’s stockholders but has not been specifically approved by our stockholders. When we acquired GreenPoint, we also assumed several other GreenPoint stock plans, but only for purposes of administering the stock awards made under those plans before the acquisition, which remained outstanding as awards for North Fork stock after acquisition. The plans themselves were frozen; i.e., no new awards may be made thereunder after the acquisition. North Fork has assumed other stock plans of acquired companies in the past, but in each case the plan was frozen at the time of the acquisition.

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	289,011	$7.21	0
Equity compensation plans not approved by security holders(1)(2)	5,568,747	$25.50	4,295,517	(3)

Total	5,857,758	$24.60	4,295,517

(1)	Does not include 9,891,488 shares of restricted stock previously awarded under these plans that have not vested as of the specified date. Does not include shares subject to options previously granted under these plans and previously exercised on a deferred delivery basis, even if such shares have not been delivered as of the specified date.

(2)	Includes shares issuable under GreenPoint’s 1999 Plan, which was approved by GreenPoint’s stockholders, but not North Fork’s stockholders. Does not include 7,817,391 shares to be issued upon the exercise of outstanding options awarded under various stock plans of predecessor companies, including GreenPoint, that were assumed by North Fork but “frozen” at the time of the acquisition. The outstanding options issued under “frozen” plans have a weighted average exercise price of $17.52 per share.

(3)	Includes 742,028 shares remaining available for future issuance under the 2004 Outside Directors Stock in Lieu of Fees Plan.

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

We also maintain the 2004 Outside Directors Stock in Lieu of Fees Plan that has not been approved by North Fork stockholders. Under the Directors Plan, directors of the Company and its subsidiaries may elect to receive all or a portion of the fees due to them for their service as directors in the form of North Fork common stock. There are 750,000 shares reserved for issuance under the Directors Plan.

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

Additional information required by this Item is included elsewhere in this Form 10-K in Item 7, Management’s Discussion and Analysis, — Recent Accounting Pronouncements, and in Item 8, Notes to Consolidated Financial Statements, — Note 1 — “Summary of Significant Accounting Policies” and Note 15 — “Common Stock Plans”.

Change in Control

On March 12, 2006, North Fork and Capital One Financial Corporation entered into an Agreement and Plan of Merger pursuant to which North Fork will merge with and into Capital One, with Capital One as the surviving corporation, subject to the terms and conditions set forth in that agreement. The merger of North Fork and Capital One will constitute a change-in-control of North Fork. For more information about this transaction, please see North Fork’s Form 8-K, filed March 15, 2006, which is incorporated herein by reference. In connection with the proposed merger, Capital One will file with the SEC a Registration Statement on Form S-4 that will include a joint proxy statement of Capital One and North Fork that also constitutes a prospectus of Capital One. Capital One and North Fork will mail the joint proxy statement/prospectus to their respective stockholders. You are urged to read the joint proxy statement/prospectus regarding the proposed merger when it becomes available because it will contain important information.

Item 13 — Certain Relationships and Related Transactions

TRANSACTIONS WITH DIRECTORS, EXECUTIVE OFFICERS
AND ASSOCIATED PERSONS

During calendar year 2005, several of North Fork’s directors and executive officers (as well as members of their immediate families and corporations, organizations and trusts with which these individuals are associated) had outstanding loans from North Fork’s banking subsidiaries in amounts of $60,000 or more. All such loans were made in the ordinary course of business, did not involve more than normal risk of collectibility or present other unfavorable features, and were made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the same time for comparable loan transactions with unaffiliated persons. No such loan was classified by the lending bank or any bank regulatory agency as of December 31, 2005, as a non-accrual, past due, restructured or potential problem loan.

On May 26, 2005, the company repurchased from Director Thomas S. Johnson his options to acquire 2.5 million shares of the company’s common stock. These options were initially received by Mr. Johnson as chief executive officer of GreenPoint Financial Corp., and were converted into options to acquire North Fork stock when North Fork acquired GreenPoint on October 1, 2004. By agreement with Mr. Johnson, the price paid by the company for the options was the difference between the aggregate market value of the shares subject to the options, based on the average closing price of North Fork’s common stock over the ten trading days preceding the pricing day, and the aggregate exercise price of the options, for a total purchase price of $24.1 million. Mr. Johnson had previously enacted a plan to exercise all of his North Fork stock options and sell the option shares into the market, in a series of regular transactions extending over several months, a plan he had partially carried out prior to reaching agreement with the company to sell his remaining options back to the company in the transaction described above.

Also, in the beginning of 2005, the company paid to Mr. Johnson a $2,300,000 bonus for services rendered by him during the prior year as chief executive officer or GreenPoint before the company acquired GreenPoint in October, 2004. Mr. Johnson was entitled to receive such payment under his employment agreement with GreenPoint, which the company assumed in connection with the acquisition.

Alan J. Wilzig, who served as a director of the company until the 2005 annual meeting of shareholders on May 3, 2005, currently serves as a consultant to the Company under a Transition, Consulting and Noncompetition Agreement. The company made payments totaling $2,189,703.16 to Mr. Wilzig in 2005 under this agreement.

Item 14 — Principal Accountant Fees and Services

Approval of Audit and Other Services

The Audit Committee must approve all services rendered by the company’s independent auditors. The committee and the Board of Directors have adopted an Audit and Non-Audit Services Pre-Approval Policy, under which the provision by our independent auditors of audit, audit-related and certain non-audit services is pre-approved by the committee on a year-to-year basis. The Policy describes the permitted audit, audit-related, tax and other non-audit services that have the pre-approval of the committee, including pre-approved fee levels for all services. If not pre-approved, any service to be provided by the independent auditors must be specifically approved in advance by the committee. The term of any pre-approval is generally one year from the date of pre-approval, or if the service is a discrete project, the term of the project. The committee will annually review and pre-approve services that may be provided by the independent auditor. The categories of non-audit services currently pre-approved for our independent registered public accounting firm, KPMG LLP, include tax services, risk management services and advisory services on bank regulatory matters. The Audit and Non-Audit Services Pre-Approval Policy is available at North Fork’s website in the “Corporate Governance” section under “Investor Relations” at www.northforkbank.com.

Audit Fees

The following table sets forth the aggregate fees billed by North Fork’s independent registered public accounting firm, KPMG LLP, for the fiscal years ended December 31, 2005 and 2004:

	2005	2004

Audit Fees(1)	$3,383,000	$2,629,500
Audit-Related Fees(2)	176,000	168,700
Tax Fees(3)	5,000	13,500
All Other Fees	0	0	(4)

Total	$3,564,000	$2,811,700

(1)	Audit fees for 2005 include additional audit services provided in connection with the audit of internal controls over financial reporting.

(2)	Audit-related fees were for services performed in connection with audits of employee benefit plans and reviews of the registration statements and other SEC filings related to those plans.

(3)	Tax fees were for services performed in connection with certain tax compliance and review procedures.

(4)	$8,000 that was characterized as “All Other Fees” for 2004 in the proxy statement for the 2005 annual meeting of shareholders has been recharacterized as “Audit Fees.” The total fees paid to the independent registered public accounting firm for 2004 remains the same.

PART IV

Item 15	— Exhibits and Financial Statement Schedules

(a) The consolidated financial statements, including notes thereto, and financial schedules required in response to this item are set forth in Part II, Item 8 of this Form 10-K, and can be found on the following pages:

		Page No.

1.	Financial Statements
	Consolidated Statements of Income	47
	Consolidated Balance Sheets	48
	Consolidated Statements of Changes in Stockholders’ Equity	49
	Consolidated Statements of Cash Flows	50
	Consolidated Statements of Comprehensive Income	52
	Notes to Consolidated Financial Statements	53
	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	97
	Management’s Report on Internal Control Over Financial Reporting	98
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	99

2.	Financial Statement Schedules
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

Dated: April 25, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Kanas John A. Kanas	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 25, 2006

/s/ Daniel M. Healy Daniel M. Healy	Director Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 25, 2006

/s/ John Bohlsen John Bohlsen	Director Vice Chairman of the Board	April 25, 2006

/s/ Josiah T. Austin Josiah T. Austin	Director	April 25, 2006

/s/ Karen M. Garrison Karen M. Garrison	Director	April 25, 2006

/s/ Katherine Heaviside Katherine Heaviside	Director	April 25, 2006

/s/ William M. Jackson William M. Jackson	Director	April 25, 2006

/s/ Thomas S. Johnson Thomas S. Johnson	Director	April 25, 2006

/s/ Raymond A. Nielsen Raymond A. Nielsen	Director	April 25, 2006

/s/ Dr. Alvin N. Puryear Dr. Alvin N. Puryear	Director	April 25, 2006

/s/ James F. Reeve James F. Reeve	Director	April 25, 2006

/s/ George H. Rowsom George H. Rowsom	Director	April 25, 2006

/s/ Dr. Kurt R. Schmeller Dr. Kurt R. Schmeller	Director	April 25, 2006

/s/ A. Robert Towbin A. Robert Towbin	Director	April 25, 2006

EXHIBIT INDEX

Exhibit
Number	Description	Method of Filing

2.1	Agreement and Plan of Merger dated December 16, 2003 by and between North Fork Bancorporation, Inc. and The Trust Company of New Jersey	Previously filed on Form 10-K for the year ended December 31, 2003, dated March 5, 2004, as Exhibit 2.3 and incorporated herein by reference.
2.2	Agreement and Plan of Merger dated February 15, 2004 by and between North Fork Bancorporation, Inc. and GreenPoint Financial Corp.	Previously filed on Form 10-K for the year ended December 31, 2003, dated March 5, 2004, as Exhibit 2.4 and incorporated herein by reference.
2.3	Agreement and Plan of Merger dated March 12, 2006 by and between Capital One Financial Corporation and North Fork Bancorporation, Inc.	Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 1-10458) dated March 15, 2006 and incorporated herein by reference.
3.1	Articles of Incorporation of North Fork Bancorporation, Inc.	Previously filed on Form 10-K for the year ended December 31, 2002, dated March 25, 2003, as Exhibit 3.1 and incorporated herein by reference.
3.2	By-Laws of North Fork Bancorporation, Inc., as amended, effective July 23, 2002	Previously filed on Form 10-Q for the period ended June 30, 2002 as Exhibit 3.2 and incorporated herein by reference.
4.1	Junior Subordinated Indenture, dated as of December 31, 1996, between North Fork Bancorporation, Inc. and The Bankers Trust Company as Trustee (the terms of which cover North Fork Capital Trust I and North Fork Capital Trust II)	Previously filed as Exhibit 4.1 to the Registrants’ registration statement on Form S-4, dated April 2, 1997 (Registration No. 333-24419) and incorporated herein by reference.
4.2	Indenture, dated as of April 28, 1998, between Reliance Bancorp, Inc. and The Bank of New York, as Debenture Trustee	Previously filed by Reliance Bancorp, Inc. as Exhibit 4.1 to the Registration Statement on Form S-4, dated September 25, 1998, (Registration No. 333-64219) and incorporated herein by reference.
4.3	Indenture, dated as of August 7, 2002, by and between North Fork Bancorporation, Inc. and U.S. Bank Trust National Association (the terms of which cover the $350 million, 5.875% subordinated notes due 2012 and $150 million 5% fixed/floating rate subordinated notes due 2012	Previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 dated November 5, 2002 (Registration No. 333-101009) and incorporated herein by reference.
4.4	9.10% Junior Subordinated Debentures due 2027 Indenture, dated as of June 3, 1997, by and between GreenPoint Financial Corp. and The Bank of New York, as Trustee	Previously filed by GreenPoint Financial Corp as Exhibit 4.1 to the Registration Statement on Form S-4 dated August 19, 1997 (Registration No. 333-33955) and incorporated herein by reference.
4.5	First Supplemental Indenture, by and among North Fork Bancorporation, Inc., GreenPoint Financial Corp. and The Bank of New York, as Trustee, dated as of October 1, 2004, supplementing and amending the 9.10% Junior Subordinated Debentures due 2027 Indenture, dated as of June 3, 1997, by and between GreenPoint Financial Corp. and The Bank of New York	Previously filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 1-10458), dated October 7, 2004 and incorporated herein by reference.

Exhibit
Number		Description	Method of Filing

4.6		3.20% Senior Notes due 2008 Indenture, dated as of June 6, 2003, by and between GreenPoint Financial Corp., as Issuer, and The Bank of New York, as Trustee	Previously filed by GreenPoint Financial Corp as Exhibit 4.1 to the Registration Statement on Form S-4 dated July 8, 2003 (Registration No. 333-106882) and Incorporated herein by reference.
4.7		First Supplemental Indenture, by and among North Fork Bancorporation, Inc., GreenPoint Financial Corp. and The Bank of New York, as Trustee, dated as of October 1, 2004, supplementing and amending the 3.20% Senior Notes due 2008. Indenture, dated as of June 6, 2003 by and between GreenPoint Financial Corp. and The Bank of New York	Previously filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-10458), dated October 7, 2004 and incorporated herein by reference.
10.1		North Fork Bancorporation, Inc. Dividend Reinvestment and Stock Purchase Plan, as amended	Previously filed with Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, dated May 16, 1995 (Registration No. 33-54222) as amended by the filing of Form S-3D, dated May 10, 2002 (Registration No. 333-88028) and incorporated herein by reference.
10	.2(a)	North Fork Bancorporation, Inc. 1989 Executive Management Compensation Plan	Previously filed on Form S-8, dated April 17, 1990 (Registration No. 33-34372) and incorporated herein by reference.
10	.3(a)	North Fork Bancorporation, Inc. 1994 Key Employee Stock Plan	Previously filed on Form S-8, dated May 4, 1994 (Registration No. 33-53467), as amended by the filing of Form S-8 dated June 7, 1996 (Registration No. 333-05513) and incorporated herein by reference. These filings were also amended by the filing of Form S-8, dated September 20, 2001 (Registration No. 333-69698) and incorporated herein by reference.
10	.4(a)	Form of Change-in-Control Agreement, as entered into between North Fork Bancorporation, Inc. and each of John A. Kanas, John Bohlsen and Daniel M. Healy, each dated December 20, 1994	Previously filed on Form 10-Q for the period ended March 31, 1995, as Exhibit 10.2 and incorporated herein by reference.
10	.5(a)	Form of Non-Qualified Stock Option Agreement entered into between North Fork Bancorporation, Inc. and John A. Kanas, John Bohlsen, and Daniel M. Healy, as of December 13, 1999 and subsequent dates	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000, as Exhibit 10.10(a) and incorporated herein by reference.
10	.6(a)	Form of Restricted Stock Agreement, entered into between North Fork Bancorporation, Inc. and John A. Kanas, John Bohlsen, and Daniel M. Healy, as of December 13, 1999 and subsequent dates	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000, as Exhibit 10.11(a) and incorporated herein by reference.
10	.7(a)	North Fork Bancorporation, Inc. 1999 Stock Compensation Plan	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000 (Registration No. 333-39536), as Exhibit 10.12(a) and incorporated herein by reference.
10.8		North Fork Bancorporation, Inc. 1997 Non-Officer Stock Plan	Previously filed on Form S-8, dated June 8, 1998 (Registration No. 333-56329) and incorporated herein by reference.

Exhibit
Number		Description	Method of Filing

10	.9(a)	North Fork Bancorporation, Inc. 1998 Stock Compensation Plan, as amended	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000, (Registration No. 333-74713) as Exhibit 10.14(a) and incorporated herein by reference.
10	.10(a)	Form of Consulting Agreement, as entered into between North Fork Bancorporation, Inc. and Thomas M. O’Brien, dated December 31, 1999	Previously filed on Form 10-K for the year ended December 31, 1999, dated March 29, 2000, as Exhibit 10.16(a) and incorporated herein by reference.
10.11		JSB Financial, Inc. 1996 Stock Option Plan	Previously filed by JSB Financial, Inc. on their Proxy Statement dated March 29, 1996, Appendix A (pages 21-33), and incorporated herein by reference.
10	.12(a)	Reliance Bancorp, Inc. 1994 Incentive Stock Option Plan	Previously filed by Reliance Bancorp, Inc. on their Proxy Statement dated October 7, 1994 and incorporated herein by reference.
10	.13(a)	Reliance Bancorp, Inc. Amended and Restated Incentive Stock Option Plan	Previously filed by Reliance Bancorp, Inc. on Form 10-K for the period ended June 30, 1998 (Registration No. 333-94381) and incorporated herein by reference.
10	.14(a)	North Fork Bancorporation, Inc. Amended and Restated Performance Plan	See Footnote (b) below.
10	.15(a)	North Fork Bancorporation, Inc. Annual Incentive Compensation Plan	Previously filed on Form 10-K for the year ended December 31, 2001, dated March 26, 2002, as Exhibit 10.18(a) and incorporated herein by reference.
10	.16(a)	North Fork Bancorporation, Inc. 401(k) Retirement Savings Plan, as amended	Previously filed on Form S-8, dated September 28, 1992 (Registration No. 33-52504) as amended by Exhibit 4 to the Registrant’s Registration Statement on Form S-8 dated February 2, 1996 (Registration No. 333-00675) and incorporated herein by reference. These filings were also amended by the filing of Form S-8, dated September 20, 2001 (Registration No. 333-69700) and December 20, 2005 (Registration No. 333-130523) and incorporated herein by reference.
10	.17(a)	North Fork Bancorporation, Inc. New Employee Stock Compensation Plan	Previously filed on Form S-8, dated June 10, 2002 (Registration No. 333-90134) and incorporated herein by reference.
10	.18(a)	North Fork Bancorporation, Inc. Supplemental Executive Retirement Program	Previously filed on Form 10-K for the year ended. December 31, 2002, dated March 25, 2003 as Exhibit 10.19(a) and incorporated herein by reference.
10	.19(a)	North Fork Bancorporation, Inc. 2003 Stock Compensation Plan	Previously filed on Form S-8, dated July 1, 2003 (Registration No. 333-106705) as Exhibit 99.1 and incorporated herein by reference.
10.20		North Fork Bancorporation, Inc. 2004 Outside Directors Stock in Lieu of Fees Plan	Previously filed on Form 8-K, dated October 4, 2004 (File No. 1-10458) as Exhibit 10.1 and incorporated herein by reference. This plan was filed on Form S-8, dated October 24, 2005 (Registration No. 333-129215).

Exhibit
Number		Description	Method of Filing

10	.21(a)	GreenPoint Financial Corp. 1999 Stock Incentive Plan	Previously filed by GreenPoint Financial Corp. on Form 10-K for the year ended December 31, 1999, (Registration No. 333-34544) as Exhibit 10.13 and incorporated herein by reference.
10	.22(a)	Transition, Consulting and Non-competition Agreement entered into between North Fork Bancorporation, Inc. and Alan J. Wilzig dated August 1, 2004	Previously filed on Form 10-K for the year ending December 31, 2004, dated March 16, 2005 as Exhibit 10.22(a) and incorporated herein by reference.
10	.23(a)	Employment Agreement, dated as of February 15, 2004, by and between North Fork Bancorporation, Inc. and Bharat B. Bhatt	Previously filed as Exhibit 10.1 of the Registrant’s Registration Statement on Form S-4 (File No. 333-114173) filed on April 2, 2004.
10	.24(a)	Form of Deferred Delivery Agreement and Notice of Deferred Delivery Exercise of options executed by John A. Kanas, John Bohlsen, and Daniel M. Healy on various dates.	Filed herewith.
11		Statement re: Computation of Earnings Per Share	Filed herewith.**
12		Statement re: Computation of Earnings to Fixed Charges Ratios	Filed herewith.**
14		Code of Ethics	Previously filed on Form 10-K for the year ended December 31, 2003, as Exhibit 14 and incorporated herein by reference.
21		Subsidiaries of Company	Filed herewith.**
23		Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1		Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2		Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1		Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2		Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(a)	Management contract or compensatory plan or arrangement.

(b)	The performance plan was amended by the Registrant’s Board of Directors on December 13, 2005. The text amended plan is being finalized and will be filed shortly.

**	Previously filed on Form 10-K, for the year ended December 31, 2005, on March 15, 2006.