Form 10-Q
period 2006-03-31
NORTH FORK BANCORPORATION INC
filed 2006-05-04
CIK 352510

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the period ended: March 31, 2006
NORTH FORK BANCORPORATION, INC.
(Exact name of Company as specified in its charter)

DELAWARE	36-3154608

(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 BROADHOLLOW ROAD, MELVILLE, NEW YORK	11747

(Address of principal executive offices)	(Zip Code)
(631) 531-2970

(Company’s telephone number, including area code)
Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF COMMON STOCK	NUMBER OF SHARES OUTSTANDING –5/1/06

$.01 Par Value	465,182,848

North Fork Bancorporation, Inc.
Form 10-Q

Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,	March 31,
(in thousands except share amounts)	2006	2005	2005
Assets:
Cash & Due from Banks	$940,045	$1,037,406	$712,195
Money Market Investments	146,962	24,843	40,809
Securities:
Available-for-Sale ($4,976,569, $4,107,473 and $6,367,537 pledged at March 31, 2006, December 31, 2005 and March 31, 2005, respectively)	10,615,327	11,295,977	14,983,603
Held-to-Maturity ($12,462, $13,409 and $21,331 pledged at March 31, 2006, December 31, 2005 and March 31, 2005, respectively)	101,486	104,210	133,745

Total Securities	10,716,813	11,400,187	15,117,348

Loans:
Loans Held-for-Sale	4,190,465	4,359,267	5,350,823
Loans Held-for-Investment	34,202,653	33,232,236	31,857,021
Less: Allowance for Loan Losses	221,256	217,939	215,307

Net Loans Held-for-Investment	33,981,397	33,014,297	31,641,714

Goodwill	5,918,116	5,918,116	5,886,693
Identifiable Intangibles	105,232	114,091	141,601
Premises & Equipment	444,546	438,040	417,900
Mortgage Servicing Rights	276,191	267,424	283,268
Accrued Income Receivable	209,458	205,892	213,195
Other Assets	776,155	837,308	974,854

Total Assets	$57,705,380	$57,616,871	$60,780,400

Liabilities and Stockholders’ Equity:
Deposits:
Demand	$7,440,561	$7,639,231	$7,106,826
Savings, NOW & Money Market	22,097,622	20,910,161	21,725,437
Time	8,155,517	8,067,181	7,705,470

Total Deposits	37,693,700	36,616,573	36,537,733

Federal Funds Purchased & Collateralized Borrowings	8,820,804	9,700,621	12,931,678
Other Borrowings	1,455,851	1,477,364	1,484,468

Total Borrowings	10,276,655	11,177,985	14,416,146

Accrued Interest Payable	128,822	102,229	81,387
Dividends Payable	115,880	116,754	104,924
Accrued Expenses & Other Liabilities	544,618	601,089	632,019

Total Liabilities	$48,759,675	$48,614,630	$51,772,209

Stockholders’ Equity:
Preferred Stock, par value $1.00; authorized 10,000,000 shares, unissued	$—	$—	$—
Common Stock, par value $0.01; authorized 1,000,000,000 shares; issued 480,682,118 Shares at March 31, 2006	4,807	4,806	4,775
Additional Paid in Capital	7,027,189	7,035,314	7,004,048
Retained Earnings	2,675,536	2,581,047	2,218,134
Accumulated Other Comprehensive Loss	(167,116)	(108,898)	(87,300)
Deferred Compensation	(146,800)	(154,772)	(121,011)
Treasury Stock at Cost; 17,161,919 Shares at March 31, 2006	(447,911)	(355,256)	(10,455)

Total Stockholders’ Equity	8,945,705	9,002,241	9,008,191

Total Liabilities and Stockholders’ Equity	$57,705,380	$57,616,871	$60,780,400

See accompanying notes to consolidated financial statements

Consolidated Statements of Income (Unaudited)

For the Three Months Ended March 31,	2006	2005
(in thousands, except per share amounts)
Interest Income:
Loans Held-for-Investment	$505,736	$452,217
Loans Held-for-Sale	63,692	66,848
Mortgage-Backed Securities	99,515	142,007
Other Securities	28,645	29,407
Money Market Investments	542	733

Total Interest Income	698,130	691,212

Interest Expense:
Savings, NOW & Money Market Deposits	117,433	69,596
Time Deposits	59,790	33,466
Federal Funds Purchased & Collateralized Borrowings	83,474	99,007
Other Borrowings	19,956	17,824

Total Interest Expense	280,653	219,893

Net Interest Income	417,477	471,319
Provision for Loan Losses	9,000	9,000

Net Interest Income after Provision for Loan Losses	408,477	462,319

Non-Interest Income:
Mortgage Banking Income	96,072	111,096
Customer Related Fees & Service Charges	41,103	42,006
Investment Management, Commissions & Trust Fees	9,669	11,071
Other Operating Income	14,510	14,077
Securities Gains, net	6,722	4,635

Total Non-Interest Income	168,076	182,885

Non-Interest Expense:
Employee Compensation & Benefits	141,311	135,369
Occupancy & Equipment, net	51,292	45,954
Amortization of Identifiable Intangibles	8,859	9,133
Other Operating Expenses	56,716	56,197

Total Non-Interest Expense	258,178	246,653

Income Before Income Taxes	318,375	398,551
Provision for Income Taxes	108,247	139,516

Net Income	$210,128	$259,035

Earnings Per Share:
Basic	$0.46	$0.56
Diluted	$0.46	$0.55
See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31,	2006	2005
(in thousands)
Cash Flows from Operating Activities:
Net Income	$210,128	$259,035
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	9,000	9,000
Depreciation	11,721	10,186
Net Amortization/(Accretion):
Securities	6,178	6,472
Loans	3,683	3,026
Borrowings & Time Deposits	(31,502)	(32,099)
Intangibles	8,859	9,133
Deferred Compensation	7,019	5,457
Securities Gains	(6,722)	(4,635)
Capitalization of Mortgage Servicing Rights	(17,060)	(50,055)
Amortization of Mortgage Servicing Rights	23,598	19,989
Temporary Impairment Recovery of Mortgage Servicing Rights	(15,691)	—
Loans Held-for-Sale:
Originations	(7,067,771)	(8,314,765)
Proceeds from Sale (1)	7,218,546	8,459,438
Gains on Sale of Loans	(81,749)	(105,369)
Other	99,776	385,818
Other, Net	37,506	72,694

Net Cash Provided by Operating Activities	415,519	733,325

Cash Flows from Investing Activities:
Originations of Loans Held-for-Investment, net of Principal Repayments and Net Charge Offs	(975,455)	(1,410,327)
Purchases of Securities Available-for-Sale	(484,172)	(704,280)
Proceeds from Sales of Securities Available-for-Sale	631,108	195,499
Maturities, Redemptions, Calls and Principal Repayments on Securities Available-for-Sale	446,192	831,918
Purchases of Securities Held-to-Maturity	—	(500)
Maturities, Redemptions, Calls and Principal Repayments on Securities Held-to-Maturity	2,670	9,223
Purchases of Premises and Equipment, net	(18,227)	(12,084)

Net Cash Used in Investing Activities	$(397,884)	$(1,090,551)

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (Unaudited) — continued

For the Three Months Ended March 31,	2006	2005
(in thousands)
Cash Flows from Financing Activities:
Net Increase in Customer Deposits	$1,083,263	$1,734,749
Net Decrease in Borrowings	(858,847)	(1,639,773)
Purchase of Treasury Stock	(131,839)	—
Exercise of Options and Common Stock Sold for Cash	31,060	56,503
Cash Dividends Paid	(116,514)	(104,149)

Net Cash Provided by Financing Activities	7,123	47,330

Net Increase/(Decrease) in Cash and Cash Equivalents	24,758	(309,896)
Cash and Cash Equivalents at Beginning of the Period	1,062,249	1,062,900

Cash and Cash Equivalents at End of the Period	$1,087,007	$753,004

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest Expense	$285,563	$240,635

Income Taxes	$2,511	$4,725

During the Period the Company Purchased Various Securities which Settled in the Subsequent Period	$8,688	$28,559

(1)	Excludes loans retained in the held-for-investment portfolio totaling $0.7 billion and $1.7 billion during the three months ended March 31, 2006 and 2005, respectively.
See accompanying notes to consolidated financial statements

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

		Additional		Accum. Other			Total
(Dollars in thousands, except		Paid In	Retained	Comp.	Deferred		Stockholders’
per share amounts)	Common Stock	Capital	Earnings	(Loss)/Income	Compensation	Treasury Stock	Equity
Balance, December 31, 2004	$4,745	$6,968,493	$2,064,148	$240	$(125,174)	$(31,373)	$8,881,079
Net Income	—	—	259,035	—	—	—	259,035
Cash Dividends ($.22 per share)	—	—	(105,049)	—	—	—	(105,049)
Issuance of Stock (73,793 shares)	30	723	—	—	—	1,454	2,207
Restricted Stock Activity, net	—	512	—	—	4,163	833	5,508
Stock Based Compensation Activity, net	—	34,320	—	—	—	18,631	52,951
Other Comprehensive Loss	—	—	—	(87,540)	—	—	(87,540)

Balance, March 31, 2005	$4,775	$7,004,048	$2,218,134	$(87,300)	$(121,011)	$(10,455)	$9,008,191

Balance, December 31, 2005	$4,806	$7,035,314	$2,581,047	$(108,898)	$(154,772)	$(355,256)	$9,002,241
Net Income	—	—	210,128	—	—	—	210,128
Cash Dividends ($.25 per share)	—	—	(115,639)	—	—	—	(115,639)
Issuance of Stock (85,960 shares)	1	(34)	—	—	—	2,249	2,216
Restricted Stock Activity, net	—	(3)	—	—	7,972	(871)	7,098
Stock Based Compensation Activity, net	—	(8,088)	—	—	—	37,806	29,718
Purchases of Treasury Stock (5,101,900 shares)	—	—	—	—	—	(131,839)	(131,839)
Other Comprehensive Loss	—	—	—	(58,218)	—	—	(58,218)

Balance, March 31, 2006	$4,807	$7,027,189	$2,675,536	$(167,116)	$(146,800)	$(447,911)	$8,945,705

See accompanying notes to consolidated financial statements

Consolidated Statements of Comprehensive Income (Unaudited)

For the Three Months Ended March 31,	2006	2005
(in thousands)
Net Income	$210,128	$259,035

Other Comprehensive Income:
Unrealized Losses On Securities:
Changes in Unrealized Losses Arising During The Period	$(96,286)	$(160,826)
Less: Reclassification Adjustment For Gains Included in Net Income	(6,722)	(4,635)

Changes in Unrealized Losses Arising During the Period	(103,008)	(165,461)
Related Tax Effect on Unrealized Losses During the Period	44,294	71,113

Net Change in Unrealized Losses Arising During the Period	(58,714)	(94,348)

Unrealized Losses On Derivative Instruments:
Changes in Unrealized Losses Arising During the Period	578	10,841
Add: Reclassification Adjustment for Expenses Included in Net Income	293	1,100

Changes in Unrealized Losses Arising During the Period	871	11,941
Related Tax Effect on Unrealized Losses During the Period	(375)	(5,133)

Net Change in Unrealized Losses Arising During the Period	496	6,808

Net Other Comprehensive Loss	$(58,218)	$(87,540)

Comprehensive Income	$151,910	$171,495

See accompanying notes to consolidated financial statements

North Fork Bancorporation, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
March 31, 2006 and 2005
In this quarterly report on Form 10-Q, where the context requires, “the Company”, “North Fork”, “we”, “us”, and “our” refer to North Fork Bancorporation, Inc. and its subsidiaries.
NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     North Fork Bancorporation, Inc. is a regional bank holding company organized under the laws of the State of Delaware and registered as a “bank holding company” under the Bank Holding Company Act of 1956, as amended. We are not a “financial holding company” as defined under the federal law. We are committed to providing superior customer service, while offering a full range of banking products and financial services, to both our consumer and commercial customers. Our primary subsidiary, North Fork Bank, operates from more than 350 retail bank branches in the New York Metropolitan area. We also operate a nationwide mortgage business, GreenPoint Mortgage Funding Inc. (“GreenPoint Mortgage” or “GPM”). Through our other non-bank subsidiaries, we offer financial products and services to our customers including asset management, securities brokerage, and the sale of alternative investment products. We also operate a second subsidiary bank, Superior Savings of New England, N.A. (“Superior”), which focuses on telephonic and media-based generation of deposits.
Proposed Plan of Merger with Capital One Financial Corporation
     On March 12, 2006, North Fork announced that it had entered into an Agreement and Plan of Merger with Capital One Financial Corporation (“Capital One”) pursuant to which North Fork would merge with and into Capital One, with Capital One continuing as the surviving corporation. Capital One, headquartered in McLean, Virginia, is a financial holding company whose banking and non-banking subsidiaries market a variety of financial products and services. Its primary products and services offered through its subsidiaries include credit card products, deposit products, consumer and commercial lending, automobile and other motor vehicle financing, and a variety of other financial products and services for consumers, small businesses and commercial clients.
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
     The merger is subject to certain conditions, including approval by North Fork stockholders and Capital One stockholders, receipt of regulatory approvals and other customary closing conditions, and is expected to close in the fourth quarter of 2006. On May 1, 2006, Capital One filed with the Securities and Exchange Commission (the “SEC”) a Registration Statement on Form S-4 that included a preliminary joint proxy statement for Capital One and North Fork that also constitutes a prospectus for Capital One.
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
     These unaudited interim consolidated financial statements and related management’s discussion and analysis should be read together with the consolidated financial information in our 2005 Annual Report on Form 10-K/A, previously filed with the United States Securities and Exchange Commission (“SEC”). Results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations which may be expected for the full year 2006 or any future interim period.

     In reviewing and understanding the financial information contained herein, you are encouraged to read the significant accounting policies contained in Note 1 — Business and Summary of Significant Accounting Policies of our 2005 Annual Report in Form 10-K/A. There have not been any significant changes in the factors or methodology used in determining accounting estimates or applied in our critical accounting policies since December 2005 that are material in relation to our financial condition or results of operations.
Accounting for Stock-Based Compensation
     On January 1, 2006, we adopted SFAS No. 123R — “Accounting for Stock Based Compensation, Share Based Payment”, (SFAS 123R) which replaced the guidance prescribed in SFAS 123. SFAS 123R requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The associated costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Restricted stock awards are recorded as deferred compensation, a component of stockholders’ equity, at the fair value of these awards at the date of grant and are amortized to compensation expense in accordance with SFAS 123R. This accounting practice is consistent with our prior accounting treatment of restricted stock awards. Substantially, all employee stock options are awarded at the end of the year as part of an employees overall compensation, based on the individual’s performance during that year, and either vest immediately or over a nominal vesting period. Therefore, there is no effect on net income of expensing stock options during the three months ended March 31, 2006.
Critical Accounting Policies
     We have identified four accounting policies that are critical to our financial statement presentation and require critical accounting estimates, involving significant valuation adjustments, on the part of management. The following is a description of those policies:
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
     The loan portfolio is categorized according to collateral type, loan purpose or borrower type (i.e. commercial, consumer). The categories used include Multi-Family Mortgages, Residential 1-4 Family Mortgages, Commercial Mortgages, Commercial and Industrial, Consumer, and Construction and Land, which are more fully described in the section entitled Management’s Discussion and Analysis, — ”Loans Held-for-Investment.” An important consideration is our concentration of real estate related loans.
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
     The initial allocation or specific-allowance methodology commences with loan officers and underwriters grading the quality of their loans on a risk classification scale ranging from 1-10. Loans identified as below investment grade are referred to our independent Loan Review Department (“LRD”) for further analysis and identification of those factors that may ultimately affect the full recovery or collectibility of principal and/or interest. These loans are subject to continuous review and monitoring while they remain in a criticized category. Additionally, LRD is responsible for performing periodic reviews of the loan portfolio independent from the identification process employed by loan officers and underwriters. Loans that fall into criticized categories are further evaluated for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” The portion of the allowance allocated to impaired loans is based on the most appropriate of the following measures: discounted cash flows from the loan using the loan’s effective interest rate, the fair value of the collateral for collateral dependent loans, or the observable market price of the impaired loan.
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

NOTE 2 — SECURITIES
The amortized cost and estimated fair values of available-for-sale securities are as follows:

	March 31, 2006		December 31, 2005		March 31, 2005
Available-for-Sale	Amortized	Fair	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value	Cost	Value
CMO Agency Issuances	$3,343,498	$3,212,233	$3,604,117	$3,511,285	$4,826,934	$4,746,558
CMO Private Issuances	3,455,068	3,347,213	3,484,016	3,409,789	4,984,430	4,923,934
Agency Pass-Through Certificates	1,822,026	1,773,735	1,986,388	1,956,487	2,506,448	2,491,331
State & Municipal Obligations	864,743	858,651	884,742	881,238	980,352	979,304
Equity Securities (1) (2)	605,785	612,219	663,371	675,525	769,594	776,108
U.S. Treasury & Agency Obligations	189,803	185,872	233,468	231,152	360,920	357,407
Other Securities	626,274	625,404	628,737	630,501	704,211	708,961

Total Available for Sale Securities	$10,907,197	$10,615,327	$11,484,839	$11,295,977	$15,132,889	$14,983,603

(1)	Amortized cost and fair value includes $245.5 million, $265.8 million and $336.8 million in Federal Home Loan Bank Stock at March 31, 2006, December 31, 2005 and March 31, 2005, respectively.

(2)	Amortized cost and fair value includes $297.2 million and $301.6 million at March 31, 2006, respectively $332.3 million and $342.8 million at December 31, 2005, respectively and $369.6 million and $374.4 million at March 31, 2005, respectively of Freddie Mac and Fannie Mae Preferred Stock, respectively.
The amortized cost and estimated fair values of held-to-maturity securities are as follows:

	March 31, 2006		December 31, 2005		March 31, 2005
Held-to-Maturity	Amortized	Fair	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value	Cost	Value
Agency Pass-Through Certificates	$44,257	$43,111	$46,155	$45,814	$54,118	$54,483
State & Municipal Obligations	38,181	39,537	38,301	40,116	44,405	46,676
CMO Private Issuances	9,042	8,589	9,430	8,958	23,202	22,737
Other Securities	10,006	9,941	10,324	10,240	12,020	11,931

Total Held-to-Maturity Securities	$101,486	$101,178	$104,210	$105,128	$133,745	$135,827

     At March 31, 2006, securities carried at $8.5 billion were pledged to secure securities sold under agreements to repurchase, other borrowings, and for other purposes as required by law. Securities pledged under agreements pursuant to which the collateral may be sold or repledged by the secured parties approximated $5.0 billion, while securities pledged under agreements pursuant to which the secured parties may not sell or repledge approximated $3.5 billion at March 31, 2006.
NOTE 3 — LOANS
Loans designated as held-for-sale are summarized as follows:

Loans Held-for-Sale	March 31,	% of	December 31,	% of	March 31,	% of
(dollars in thousands)	2006	Total	2005	Total	2005	Total
Mortgage Loans	$3,505,357	84%	$3,824,547	89%	$4,239,366	80%
Home Equity	647,542	16	496,656	11	1,061,352	20

Total	$4,152,899	100%	$4,321,203	100%	$5,300,718	100%
Deferred Origination Costs	37,566		38,064		50,105

Total Loans Held-for-Sale	$4,190,465		$4,359,267		$5,350,823

The composition of loans held-for-investment are summarized as follows:

Loans Held-for-Investment	March 31,	% of	December 31,	% of	March 31,	% of
(dollars in thousands)	2006	Total	2005	Total	2005	Total
Commercial Mortgages	$6,538,810	19%	$6,206,416	19%	$5,535,281	17%
Commercial & Industrial	5,193,904	15	4,709,440	14	3,408,006	11

Total Commercial	11,732,714	34%	10,915,856	33%	8,943,287	28%
Residential Mortgages	14,861,680	44	15,068,443	45	16,445,902	51
Multi-Family Mortgages	4,827,642	14	4,821,642	15	4,328,879	14
Consumer	1,619,812	5	1,558,782	5	1,554,499	5
Construction & Land	1,122,917	3	829,273	2	541,280	2

Total	$34,164,765	100%	$33,193,996	100%	$31,813,847	100%
Deferred Origination Costs, net	37,888		38,240		43,174

Total Loans Held-for-Investment	$34,202,653		$33,232,236		$31,857,021

At March 31, 2006, loans held-for-investment of $3.5 billion were pledged as collateral under borrowing arrangements with the Federal Home Loan Bank of New York.
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
The following table presents the components of non-performing assets as of the dates indicated:

	March 31,	December 31,	March 31,
(dollars in thousands)	2006	2005	2005
Commercial Mortgages	$3,664	$498	$11,459
Commercial & Industrial	10,277	7,970	8,152

Total Commercial	13,941	8,468	19,611
Residential Mortgages	24,924	19,315	91,411
Multi-Family Mortgages	135	550	1,293
Consumer	1,771	2,684	2,527
Construction and Land	—	—	—

Non-Performing Loans Held-for-Investment	$40,771	$31,017	$114,842
Non-Performing Loans Held-for-Sale	31,201	13,931	45,780
Other Real Estate	5,455	4,101	14,243

Total Non-Performing Assets	$77,427	$49,049	$174,865

Allowance for Loan Losses to Non-Performing Loans Held-for-Investment	543%	703%	187%
Allowance for Loan Losses to Total Loans Held-for-Investment	.65	.66	.68
Non-Performing Loans to Total Loans Held-for-Investment	.12	.09	.36
Non-Performing Assets to Total Assets	.13	.09	.29
     Non-performing loans held-for-investment includes loans ninety days past due and still accruing totaling $6.0 million, $3.5 million and $4.0 million at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. Non-performing assets increased from the historically low year end levels, but remain notably lower than other quarters.
     Future levels of non-performing assets will be influenced by prevailing economic conditions and the impact of those conditions on our customers, changes in both interest and unemployment rates, property values, and other internal and external factors, including potential sales of such assets.

NOTE 4 — ALLOWANCE FOR LOAN LOSSES
A summary of changes in the allowance for loan losses is shown below for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2006	2005	2005
Balance at Beginning of Period	$217,939	$220,347	$211,097
Provision for Loan Losses	9,000	9,000	9,000

Sub-Total	226,939	229,347	220,097
Recoveries Credited to the Allowance	3,152	3,025	5,002
Losses Charged to the Allowance	(8,835)	(14,433)	(9,792)

Balance at End of Period	$221,256	$217,939	$215,307

NOTE 5 — FEDERAL FUNDS PURCHASED AND COLLATERALIZED BORROWINGS
The following table summarizes the components of federal funds purchased and collateralized borrowings for the periods indicated:

	March 31,	December 31,	March 31,
(in thousands)	2006	2005	2005

Federal Funds Purchased	$1,478,000	$2,634,000	$2,239,000
Securities Sold Under Repurchase Agreements	4,472,344	3,783,017	6,361,849
Federal Home Loan Bank Advances	2,870,460	3,283,604	4,330,829

Total Federal Funds Sold and Collateralized Borrowings	$8,820,804	$9,700,621	$12,931,678

The expected maturity or repricing of Federal Home Loan Bank (“FHLB”) Advances and Repurchase Agreements (“Repos”) at March 31, 2006 is as follows:

(dollars in thousands)	FHLB	Average	Repurchase	Average		Total Average
Maturity	Advances	Rate (1)	Agreements	Rate (1)	Total (2)	Rate (1)
2006	$1,525,015	4.01%	$2,457,761	4.08%	$3,982,776	4.05%
2007	150,000	3.77	700,000	3.05	850,000	3.18
2008	800,000	2.59	800,000	4.13	1,600,000	3.36
2009	200,000	2.93	—	—	200,000	2.93
2010	100,000	5.90	275,000	3.90	375,000	4.44
Thereafter	—	—	200,000	4.82	200,000	4.82

Total	$2,775,015	3.58%	$4,432,761	3.95%	$7,207,776	3.81%

(1)	Reflects the impact of purchase accounting adjustments and interest rate swaps.

(2)	Excludes $135.0 million in purchase accounting discounts.

(3)	Federal funds purchased were $1,478,000 at March 31, 2006.
Interest rate swaps were used to convert $75 million in Repos from variable rates to fixed rates. These swaps qualify as cash flow hedges and are explained in more detail in “Note 9 — Derivative Financial Instruments.”
NOTE 6 — OTHER BORROWINGS
The following tables summarize other borrowings outstanding as of the dates indicated:
SUBORDINATED NOTES

	March 31,	December 31,	March 31,
(in thousands)	2006	2005	2005
Parent Company:
5.875% Subordinated Notes due August 2012	$349,431	$349,408	$349,341
5.0% Subordinated Notes due August 2012	150,000	150,000	150,000
Subsidiary Bank:
9.25% Subordinated Bank Notes due October 2010	177,118	178,622	183,137

Total Subordinated Debt	676,549	678,030	682,478
Fair Value Hedge Adjustment	(38,498)	(31,040)	(33,354)

Total Subordinated Notes Carrying Amount	$638,051	$646,990	$649,124

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
          $150 million of 9.25% Subordinated Bank Notes mature in 2010, pay interest semi-annually of which $120 million qualify for regulatory purposes as Tier II capital. These Notes were assumed through a prior acquisition and include a remaining fair value discount totaling $27.1 million, $28.6 million and $33.1 million at March 31, 2006, December 31, 2005 and March 31, 2005, respectively, which reduced the effective cost of funds to 4.61%.
JUNIOR SUBORDINATED DEBT (related to Trust Preferred Securities):

	March 31,	December 31,	March 31,
(in thousands)	2006	2005	2005
8.70% Junior Subordinated Debt — due December 2026	$102,842	$102,839	$102,830
8.00% Junior Subordinated Debt — due December 2027	102,814	102,811	102,801
8.17% Junior Subordinated Debt — due May 2028	46,547	46,547	46,547
9.10% Junior Subordinated Debt — due June 2027	232,210	235,867	236,906

Total Junior Subordinated Debt	484,413	488,064	489,084
Fair Value Hedge Adjustment	—	7,427	11,606

Total Junior Subordinated Debt Carrying Amount	$484,413	$495,491	$500,690

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
          The 9.10% Junior Subordinated Debt due June 2027 was assumed through a prior acquisition and includes a remaining fair value discount of $26.0 million, $29.7 million and $30.7 million at March 31, 2006, December 31, 2005 and March 31, 2005, respectively, which reduced the effective cost of funds to 7.63%.
          Pay floating swaps with a $245 million notional value were previously designated as fair value hedges of the 8.70%, 8.00% and 8.17% Junior Subordinated Debt issuances. These swaps were used to convert a corresponding amount of debt from their stated fixed rates to variable rates indexed to three-month LIBOR. At March 31, 2006, these swaps were reclassified as trading instruments and accordingly the cumulative change in fair value on these swaps totaling $2.2 million was recorded in Other Income with no corresponding offset to the former hedged item. (See Note 9 — ”Derivative Financial Instruments — Trading Instruments” for additional information)
SENIOR NOTES:

	March 31,	December 31,	March 31,
(in thousands)	2006	2005	2005
3.20% Senior Notes — due June 2008 (1)	$345,464	$344,945	$343,388
Fair Value Hedge Adjustment	(12,077)	(10,062)	(8,734)

Total Senior Notes Carrying Amount	$333,387	$334,883	$334,654

          $350 million of 3.20% Senior Notes mature in 2008, and pay interest semi-annually. These notes include the remaining fair value premium from a prior acquisition of $4.5 million, $5.1 million and $6.6 million at March 31, 2006, December 31, 2005 and March 31, 2005, respectively, which increased the effective cost of funds to 3.84%.

          Pay floating swaps of $350 million, designated as fair value hedges, were used to convert the stated fixed rate on these notes to variable rates indexed to the three-month LIBOR. (See Note 9 — ”Derivative Financial Instruments” for additional information).
NOTE 7 — MORTGAGE SERVICING RIGHTS
     The following table sets forth the change in the carrying value and fair value of mortgage servicing rights for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
(dollars in thousands)	2006	2005	2005

Mortgage Servicing Rights:
Balance, Beginning of Period	$290,550	$292,778	$254,857
Originations	17,060	22,741	50,055
Amortization	(23,598)	(23,591)	(19,989)
Sales	(386)	(1,378)	(1,655)

Balance, End of Period	$283,626	$290,550	$283,268

Valuation allowance:
Balance, Beginning of Period	$(23,126)	$(25,431)	$—
Temporary Recovery/(Impairment)	15,691	2,305	—

Balance, End of Period	$(7,435)	$(23,126)	$—

Mortgage Servicing Rights, net	$276,191	$267,424	$283,268

Fair Value of Mortgage Servicing Rights	$291,989	$268,874	$315,703

Ratio of Mortgage Servicing Rights to Related Loans Serviced for Others	0.97%	0.92%	0.97%

Weighted Average Service Fee	0.29%	0.29%	0.30%

     The table below provides the significant assumptions used in estimating the fair value of the servicing assets for the periods indicated:

	March 31,	December 31,	March 31,
	2006	2005	2005
Weighted Avg. Prepayment Rate (includes default Rate)	26.40%	28.10%	23.60%
Weighted Avg. Life (in years)	3.8	3.3	4.5
Cash Flows, Discount Rate	10.50%	10.50%	10.50%
     At March 31, 2006, the sensitivities to immediate 10% and 20% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $12.7 million and $24.0 million, respectively.
     At March 31, 2006, the aggregate principal balance of mortgage loans serviced for others, excluding interim servicing was $28.4 billion.

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
     A summary of the changes in the representation and warranty reserve is shown below for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2006	2005	2005
Balance, Beginning of Period	$128,620	$135,068	$97,066
Provisions for Estimated Losses (1)	11,481	14,190	23,718
Losses Incurred	(8,356)	(20,638)	(9,083)

Balance, End of Period	$131,745	$128,620	$111,701

(1)	The provision is reported as a reduction to gain on sale of loans.
NOTE 9 — DERIVATIVE AND TRADING FINANCIAL INSTRUMENTS
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
The following table details the interest rate swaps and their associated hedged liabilities outstanding as of March 31, 2006:

(dollars in thousands)	Hedged	Notional	Fixed	Variable
Maturity	Liability	Amounts	Interest Rates	Interest Rates
Pay Fixed Swaps
2008	Repurchase Agreements	$75,000	6.14%	4.71%

Total		$75,000

Pay Floating Swaps
2007	5.00% Subordinated Notes	$150,000	5.00%	7.05%
2008	3.20% Senior Notes	350,000	3.20	4.98
2012	5.875% Subordinated Notes	350,000	5.88	7.05

Total		$850,000

          At March 31, 2006, $75 million in pay fixed swaps, designated as cash flow hedges, were outstanding. These agreements change the repricing characteristics of certain repurchase agreements, requiring us to make periodic fixed rate payments and receive periodic variable rate payments indexed to three-month LIBOR, based on a common notional amount and identical payment and maturity dates. As of March 31, 2006, these swaps had an unrealized loss of $1.3 million, which is recorded as a component of other liabilities (the net of tax amount of $0.7 million is reflected in stockholders’ equity as a component of accumulated other comprehensive loss). The use of pay fixed swaps increased interest expense by $0.3 million and $1.1 million for the three months ended March 31, 2006 and 2005, respectively. Based upon the current interest rate environment, approximately $0.4 million of the $0.7 million after tax unrealized loss is expected to be reclassified from accumulated other comprehensive loss during the next twelve months.
          At March 31, 2006, $850 million of pay floating swaps, designated as fair value hedges, were outstanding. $350 million in pay floating swaps was used to convert the stated fixed rate on the 5.88% subordinated notes to variable rates indexed to three-month LIBOR. The swap term and payment dates match the related terms of the subordinated notes. $150 million in pay floating swaps were used to convert the stated fixed rate on the 5% subordinated notes to variable rates indexed to three-month LIBOR. The swap terms are for five years, matching the period of time, the subordinated notes pay a fixed rate. Beginning in the sixth year, we have the right to redeem the fixed rate/floating rate notes at par plus accrued interest or the interest rate converts to a spread over three month LIBOR. At March 31, 2006, the fair value adjustment on these swaps resulted in a loss of $38.5 million and is reflected as a component of other liabilities. The carrying amount of the $500 million in subordinated notes was decreased by an identical amount. These swaps increased interest expense by approximately $1.5 million and reduced interest expense by $0.9 million for the months ended March 31, 2006 and 2005, respectively. There was no hedge ineffectiveness recorded in the Consolidated Statements of Income on these transactions for all periods reported.
          $350 million of pay floating swaps were used to convert the stated fixed rate on the 3.20% senior notes to variable rates indexed to three-month LIBOR. The swap term and payment dates match the related terms of the senior notes. At March 31, 2006, the fair value adjustment on these swaps resulted in a loss of $12.1 million and is reflected as a component of other liabilities. The carrying amount of the $350 million in senior notes was decreased by an identical amount. For the three months ended March 31, 2006 and 2005, these swaps increased interest expense by $0.9 million and reduced interest expense by $0.9 million, respectively. There was no hedge ineffectiveness recorded in the Consolidated Statements of Income on these transactions for all periods reported.
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
          The notional amount of all forward contracts was $2.3 billion at March 31, 2006. Forward contracts designated as fair value hedges associated with mortgage loans held-for-sale had a notional value of $1.6 billion at March 31, 2006. The notional amount of forward contracts used to manage the risk associated with interest rate lock commitments on mortgage loans was $736 million at March 31, 2006.
     The following table shows hedge ineffectiveness on fair value hedges included in gain on sale of loans for the three months ended March 31,:

(In thousands)	2006	2005
Loss on Hedged Mortgage Loans	$(2,340)	$(6,884)
Gain on Derivatives	2,359	6,222

Hedge Ineffectiveness	$19	$(662)

Trading Instruments
          Interest rate swap agreements were used to change the repricing characteristics of $245 million in Junior Subordinated Debt from their stated fixed rates to variable rates indexed to three-month LIBOR. The swaps contain payment dates, maturity dates and embedded call options held by the counterparty (exercisable in approximately two years), which are identical to the terms and call provisions contained in the Junior Subordinated Debt. Prior to March 31, 2006, we had applied a method of fair value hedge accounting (the “short-cut” method) under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” that assumed full effectiveness of the hedging transactions. However, due to the interest deferral features of the junior subordinated debt, we have concluded that the swap transactions do not qualify for the short-cut method. As a result, the cumulative change in fair value of these swaps totaling $2.2 million was recorded in Other Income with no corresponding offset to the former hedged items. We believe that the interest rate swaps have been, and will continue to be, effective economic hedges. However, since these swaps do not qualify for the short-cut method of accounting, we have reclassified them as trading instruments effective March 31, 2006. There was no impact nor will there be any future impact on our cash flows resulting from this change. For the three months ended March 31, 2006 and 2005 these swaps reduced interest expense by $1.3 million and $2.5 million, respectively.
NOTE 10 — OTHER COMMITMENTS AND CONTINGENT LIABILITIES
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
The following table presents total commitments and letters of credit outstanding at March 31 , 2006:

(in thousands)	2006
Commitments to Extend Credit on Loans Held-for-Investment (1)	4,645,364
Standby Letters of Credit (2)	512,942
Commercial Letters of Credit	20,934

(1) At March 31, 2006, commitments to extend credit on loans held-for-investment with maturities of less than one year totaled $2.3 billion, while $2.3 billion mature between one and three years.
(2) Standby letters of credit are considered guarantees and are reflected in other liabilities in the accompanying Consolidated Balance Sheet at their estimated fair value of $1.9 million as of March 31, 2006. The fair value of these instruments is recognized as income over the initial term of the guarantee.

Mortgage Banking
          At March 31, 2006, the pipeline of residential mortgage loans (including Home Equity Lines of Credit) was $5.7 billion and included $1.4 billion of fixed rate loans and $4.3 billion of adjustable rate loans. The pipeline represents total applications approved but not yet funded.
          We are also contractually committed to fund the undrawn portion of Home Equity Lines of Credit (HELOCs), which were previously originated. This commitment extends to both HELOCs held-for-sale and those previously sold with servicing retained.
          The following table presents the mortgage banking segment’s commitments and home equity lines of credit outstanding at March 31, 2006:

(In thousands)	2006
Commitments to Originate Mortgage Loans Held-for-Sale	$5,722,902
Commitments to Fund HELOCs	162,394
NOTE 11 — RETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS
The components of net periodic benefit costs for pension and post-retirement benefits for the three months ended March 31,

	Pension Benefits		Post-Retirement Benefits
(in thousands)	2006	2005	2006	2005
Components of Net Periodic Benefit Cost:
Service Cost	$3,134	$2,563	$492	$513
Interest Cost	2,716	2,600	480	704
Expected Return on Plan Assets	(5,192)	(4,974)	(131)	(64)
Amortization of Prior Service Cost	67	(66)	(20)	(20)
Amortization of Transition (Asset)/Obligation	—	(107)	73	73
Recognized Actuarial Loss/(Gain)	437	273	(14)	94

Net Periodic Benefit Cost	$1,162	$289	$880	$1,300

We do not anticipate making a contribution to either our pension plan or post-retirement benefit plan in 2006.
Bank Owned Life Insurance
          At March 31, 2006 and 2005, we maintained three Bank Owned Life Insurance Trusts (commonly referred to as BOLI) on the consolidated balance sheet. The BOLI trusts were formed to offset future employee benefit costs and to provide additional benefits due to their tax exempt nature. Only officer level employees, who have consented, have been insured under the program.
          The underlying structure of the initial BOLI trust formed, requires that the assets supporting the insurance policies be reported on the consolidated balance sheet, principally as a component of the available-for-sale securities portfolio and the related income to be characterized as either interest income or gain/(loss) on sale of securities. At March 31, 2006 and 2005, $224.8 million and $219.2 million, respectively were held by the trust and are principally included in the available-for-sale securities portfolio. Based on the underlying structures of the other two BOLI trusts, the cash surrender values (“CSV”) of the life insurance policies held by the trusts are required to be classified as other assets on the consolidated balance sheet and the related income/(loss) be characterized as other income. The cash surrender value of the policies held by these trusts were $211.5 million and $205.3 million at March 31, 2006 and 2005, respectively.

NOTE 12 — BUSINESS SEGMENTS
          The retail banking business provides a full range of banking products and services through more than 350 branches located throughout the New York Metropolitan area. The mortgage banking segment is conducted through GreenPoint Mortgage, which originates, sells and services a wide variety of mortgages secured by 1-4 family residences and small commercial properties, on a nationwide basis.
          The segment information presented in the table below is prepared according to the following methodologies:
•	Revenues and expenses directly associated with each segment are included in determining net income.

•	Transactions between segments are based on specific criteria or appropriate third party interest rates.

•	Inter-company eliminations are reflected in the “Other” column.
          The following tables provide information necessary for a reasonable representation of each segment’s contribution to consolidated net income for the three months ended March 31, 2006 and 2005, respectively.

	Retail	Mortgage	Segment		Consolidated
For the Three Months Ended March 31, 2006	Banking	Banking	Totals	Other	Operations
(in thousands)
Net Interest Income	$399,230	$18,120	$417,350	$127	$417,477
Provision for Loan Losses	9,000	—	9,000	—	9,000

Net Interest Income After Provision for Loan Losses	390,230	18,120	408,350	127	408,477

Non-Interest Income:
Mortgage Banking Income	—	116,240	116,240	(20,168)	96,072
Customer Related Fees & Service Charges	41,103	—	41,103	—	41,103
Investment Management, Commissions & Trust Fees	9,669	—	9,669	—	9,669
Other Operating Income	13,802	708	14,510	—	14,510
Securities Gains, net	6,722	—	6,722	—	6,722

Total Non-Interest Income	71,296	116,948	188,244	(20,168)	168,076

Non-Interest Expense:
Employee Compensation & Benefits	94,032	47,279	141,311	—	141,311
Occupancy & Equipment Expense, net	40,649	10,643	51,292	—	51,292
Other Operating Expense	61,686	16,579	78,265	(12,690)	65,575

Total Non-Interest Expense	196,367	74,501	270,868	(12,690)	258,178

Income Before Income Taxes	265,159	60,567	325,726	(7,351)	318,375
Provision for Income Taxes	87,600	23,735	111,335	(3,088)	108,247

Net Income	$177,559	$36,832	$214,391	$(4,263)	$210,128

Total Assets	$52,345,773	$5,359,607	$57,705,380	—	$57,705,380

	Retail	Mortgage	Segment		Consolidated
Three Months Ended March 31, 2005	Banking	Banking	Totals	Other	Operations
(In thousands)
Net Interest Income	$438,054	$33,072	$471,126	$193	$471,319
Provision for Loan Losses	9,000	—	9,000	—	9,000

Net Interest Income After Provision for Loan Losses	429,054	33,072	462,126	193	462,319

Non-Interest Income:
Mortgage Banking Income	—	132,756	132,756	(21,660)	111,096
Customer Related Fees & Service Charges	42,006	—	42,006	—	42,006
Investment Management, Commissions & Trust Fees	11,071	—	11,071	—	11,071
Other Operating Income	12,392	1,685	14,077	—	14,077
Securities Gains, net	4,635	—	4,635	—	4,635

Total Non-Interest Income	70,104	134,441	204,545	(21,660)	182,885

Non-Interest Expense:
Employee Compensation and Benefits	90,912	44,457	135,369	—	135,369
Occupancy and Equipment Expense, net	36,319	9,635	45,954	—	45,954
Other Operating Expenses	53,396	18,804	72,200	(6,870)	65,330

Total Non-Interest Expense	180,627	72,896	253,523	(6,870)	246,653

Income Before Income Taxes	318,531	94,617	413,148	(14,597)	398,551
Provision for Income Taxes	105,907	39,739	145,646	(6,130)	139,516

Net Income	$212,624	$54,878	$267,502	$(8,467)	$259,035

Total Assets	$54,789,612	$5,990,788	$60,780,400	$—	$60,780,400

     The table below presents the components of mortgage banking income for the three months ended March 31,:

(In thousands)	2006	2005
Mortgage Banking Income:
Gain on Sale of Loans Held-for-Sale(1)	$81,749	$105,369
Mortgage Banking Fees, net	22,230	25,716
Amortization of Mortgage Servicing Rights	(23,598)	(19,989)
Recovery of Temporary Impairment on Mortgage Servicing Rights	15,691	—

Total Mortgage Banking Income	$96,072	$111,096

(1) The gain on sale of loans for the three months ended March 31, 2005, differs from the amounts reported under U.S. generally accepted accounting principles due to the fair value adjustment of loans held-for-sale at October 1, 2004 and sold during the first quarter of
       2005, totaling $0.8 million.
NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS
     Accounting for Servicing of Financial Assets
     In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 (“SFAS No. 156”), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The Company is currently assessing the financial statement impact of implementing this pronouncement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
          This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which by their nature, are inherently uncertain and beyond our control. Forward-looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “project” or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly”.
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
          Factors which could cause or contribute to such differences include, but are not limited to:
•	general business and economic conditions are less favorable than expected;

•	worldwide political and social unrest, including acts of war and terrorism;

•	competitive pressures among financial services companies which may increase significantly;

•	competitive pressures in the mortgage origination business which could have an adverse effect on origination volumes and gain on sale profit margins;

•	changes in the interest rate environment may negatively affect interest margins, mortgage loan originations and the valuation of mortgage servicing rights;

•	changes in the securities and bond markets;

•	changes in real estate markets, including possible erosion in values, which may negatively affect loan origination and portfolio quality;

•	legislative or regulatory environments, requirements or changes adversely affect businesses in which we are engaged;

•	accounting principles, policies, practices or guidelines;

•	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•	technological changes, including increasing dependence on the Internet

▪	competition and its effect on pricing, spending, third-party relationships and revenues.
          Other risks related to the proposed plan of merger with Capital One include, but are not limited to:
▪	the ability to obtain regulatory approvals for the contemplated transaction with Capital One on the proposed terms and schedule;

▪	the failure of Capital One or North Fork stockholders to approve the transaction;

▪	disruption from the transaction making it more difficult to maintain relationships with customers, employees or suppliers;
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
Summary
Business Overview
          North Fork Bancorporation, Inc. is a regional bank holding company organized under the laws of the State of Delaware and registered as a “bank holding company” under the Bank Holding Company Act of 1956, as amended. It is not a “financial holding company” as defined under the federal law. We are committed to providing superior customer service, while offering a full range of banking products and financial services, to both our consumer and commercial customers. Our primary subsidiary, North Fork Bank, operates from more than 350 retail bank branches in the New York Metropolitan area. We also operate a nationwide mortgage business, GreenPoint Mortgage Funding Inc. (“GreenPoint Mortgage” or “GPM”). Through our other non-bank subsidiaries, we offer financial products and services to our customers including asset management, securities brokerage, and the sale of alternative investment products. We also operate a second subsidiary bank, Superior Savings of New England, N.A. (“Superior”), which focuses on telephonic and media-based generation of deposits.
Proposed Plan of Merger with Capital One Financial Corporation
          On March 12, 2006, North Fork announced that it had entered into an Agreement and Plan of Merger with Capital One Financial Corporation (“Capital One”) pursuant to which North Fork would merge with and into Capital One, with Capital One continuing as the surviving corporation. Capital One, headquartered in McLean, Virginia, is a financial holding company whose banking and non-banking subsidiaries market a variety of financial products and services. Its primary products and services offered through its subsidiaries include credit card products, deposit products, consumer and commercial lending, automobile and other motor vehicle financing, and a variety of other financial products and services to consumers, small business and commercial clients.
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
          The merger is subject to certain conditions, including approval by North Fork stockholders and Capital One stockholders, receipt of regulatory approvals and other customary closing conditions, and is expected to close in the fourth quarter of 2006. On May 1, 2006, Capital One filed with the Securities and Exchange Commission (the “SEC”) a Registration Statement on Form S-4 that included a preliminary joint proxy statement of Capital One and North Fork that also constitutes a prospectus of Capital One.

Business Segments
Our operating activities are divided into two primary business segments (Retail Banking and Mortgage Banking):
          Retail Banking — Our retail banking segment is conducted principally through North Fork Bank. North Fork Bank operates over 350 branches located in the New York Metropolitan area, through which we provide a full range of banking products and services to both commercial and consumer clients. We are a significant provider of commercial and commercial real estate loans, multi-family mortgages, construction and land development loans, asset based lending services, lease financing and business credit services, including lines of credit. Our consumer lending operations emphasize indirect automobile loans. We offer our customers a complete range of deposit products through our branch network and on-line banking services. We provide our clients, both commercial and consumer, with a full complement of cash management services including on-line banking, and offer directly or through our securities and insurance affiliates a full selection of alternative investment products. We also provide trust, investment management and custodial services through North Fork Bank’s Trust Department and investment advisory services through our registered investment advisor.
          Revenue from our retail banking segment, principally net interest income, is the difference between the interest income we earn on our loan and investment portfolios and the cost of funding those portfolios. Our primary source of such funds are deposits and collateralized borrowings. We also earn income from fees charged on the various deposit and loan products. Other income includes the sale of alternative investment products (mutual funds and annuities), trust services, discount brokerage and investment management. The primary delivery channel for these products is the retail bank’s branches.
          We actively participate in community development lending, both through North Fork Bank and through a separate community development subsidiary.
          Mortgage Banking — Our national mortgage banking segment originates, sells and services a wide variety of mortgages secured by 1-4 family residences and small commercial properties. Most loans are originated through a national wholesale loan broker and correspondent lender network. We offer a broad range of mortgage loan products, to provide maximum flexibility to borrowers, including Jumbo A, specialty, conforming agency mortgage loans, home equity loans and commercial loans. Originations are generally sold into the secondary market and from time to time securitized if market conditions warrant such execution. Certain products including commercial mortgages, are retained in the Bank’s loan portfolio. GPM has established loan distribution channels with various financial institutions including banks, investment banks, broker-dealers, and real estate investment trusts (REITs), as well as both Fannie Mae and Freddie Mac. During the first quarter of 2006, we originated $7.8 billion in loans and sold $7.1 billion at an average gain on sale totaling 115 basis points. The composition of total loan originations was: 52% Specialty, 29% Jumbo A, 13% Home Equity and 6% Agency. Option ARMS, both Alt-A and Jumbo A, accounted for 39% of originations during the first quarter of 2006. All option ARM originations are sold into the secondary market, servicing released. Mortgage originations for new purchases represented 41% of first quarter 2006 production. The weighted average FICO score for all originations was 714. We do not originate sub prime loans, nor will we sacrifice quality to drive origination volume and gain on sales.
          GPM also engages in mortgage loan servicing, which includes customer service, escrow administration, default administration, payment processing, investor reporting and other ancillary services related to the general administration of mortgage loans. As of March 31, 2006, GPM’s mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $47.7 billion, of which $31.2 billion was serviced for investors other than North Fork. Loans held-for-sale totaled $4.2 billion, while the pipeline was $5.7 billion ($2.5 billion was covered under interest rate lock commitments) at March 31, 2006.
          The following table sets forth a summary reconciliation of each business segment’s contribution to consolidated net income as reported:
Segment Results

Summary Consolidated Net Income	2006	Contribution %
(Dollars in thousands)
Retail Banking	$177,559	85%
Mortgage Banking(1)	32,569	15%

Consolidated Net Income	$210,128	100%

(1)	Excludes net inter-company activity of $4.3 million.

Financial Overview
Selected financial highlights for the three months ended March 31, 2006 and 2005 are set forth in the table below. The succeeding discussion and analysis describes the changes in components of operating results.

	March 31,	March 31,
(in thousands, except ratios & per share amounts)	2006	2005
Net Income	$210,128	$259,035

Per Share:
Earnings Per Share — Basic	$.46	$.56
Earnings Per Share — Diluted	.46	.55
Cash Dividends	.25	.22
Dividend Payout Ratio	55%	41%
Book Value	$19.30	$18.89
Tangible Book Value (2)	$6.30	$6.25
Average Equivalent Shares — Basic	453,917	466,476
Average Equivalent Shares — Diluted	458,871	473,314
Selected Ratios:
Return on Average Total Assets	1.49%	1.74%
Return on Average Tangible Assets (1)	1.71	1.98
Return on Average Equity	9.50	11.65
Return on Average Tangible Equity (1)	29.77	35.94
Yield on Interest Earning Assets (3)	5.88	5.52
Cost of Funds	2.82	2.04
Net Interest Margin (3)	3.56	3.79
Efficiency Ratio (4)	43.14	35.96
This document contains certain supplemental financial information, described in the following notes, which has been determined by methods other than accounting principles generally accepted in the United States of America. (“GAAP”) that management uses in its analysis of the Company’s performance. Management believes these non-GAAP financial measures provide information useful to investors in understanding the underlying operational performance of the Company, its business and performance trends and facilitates comparisons with the performance of others in the financial services industry.

(1)	Return on average tangible assets and return on average tangible equity, which represent non GAAP measures, are computed, on an annualized basis as follows:
- Return on average tangible assets is computed by dividing net income, as reported plus amortization of identifiable intangible assets, net of taxes by average total assets less average goodwill and average identifiable intangible assets. (See detailed schedule at exhibit 99.1)
- Return on average tangible equity is computed by dividing net income, as reported plus amortization of identifiable intangible assets, net of taxes by average total equity less average goodwill and average identifiable intangible assets. (See detailed schedule at exhibit 99.1)
(2)	Tangible book value is calculated by dividing period end stockholders’ equity, less period end goodwill and identifiable intangible assets, by period end shares outstanding. (See detailed schedule at exhibit 99.1).
(3)	Presented on a tax equivalent basis.
(4)	The efficiency ratio, which represents a non-GAAP measure, is defined as the ratio of non-interest expense net of amortization of identifiable intangibles and other real estate expenses to net interest income on a tax equivalent basis and other non-interest income net of securities gain/(losses), temporary impairment recovery on mortgage servicing rights.

Financial Results
     Net income for the current quarter was $210.1 million or diluted earnings per share of $.46 compared to $259.0 million or $.55 diluted earnings per share in 2005. Returns on average tangible equity and average tangible assets during the first quarter were 29.8% and 1.7%, respectively, compared to 35.9% and 2.0% in 2005. Highlights for the first quarter ended March 31, 2006 when compared to the same period in 2005 include the following:
▪	Announcement of the proposed acquisition by Capital One.

▪	Robust commercial loan and total loan growth (excluding residential) of 31.2% and 25.6%, respectively.

▪	Reduced non-performing assets by $97.4 million or 55.7%, improving reserve coverage.

▪	Successful balance sheet repositioning demonstrated by a $6 billion reduction in securities and residential loans.

▪	A corresponding reduction in short-term borrowings totaling $4.1 billion, while short term rates climbed precipitously.

▪	Repurchased 20 million shares at an average cost of $26.14 during the previous twelve months.

▪	Originated $7.8 billion in loans through our mortgage banking subsidiary.

▪	Increased quarterly cash dividend by 14% or $.25 per common share.
Balance Sheet Repositioning
          In response to the Federal Reserve Bank raising short-term interest rates, while long-term rates remained fairly constant, we re-evaluated our asset/liability strategy during the second quarter of 2005. To stabilize our declining net interest margin and reduce interest rate risk exposure, we liquidated lower yielding assets through portfolio sales and cash flows. The liquidity generated throughout 2005 and 2006 was utilized to repay short-term borrowings, fund higher yielding loan growth (excluding residential) and redeploy excess capital through share repurchases.
          This balance sheet repositioning started in the second quarter of 2005 with the sale of $2.4 billion in securities and residential loans held-for-investment. As this interest rate environment persisted throughout the remainder of 2005 and into 2006, we continued to reduce lower yielding assets through portfolio cash flows. From March 2005 through the end of the first quarter 2006, lower yielding assets (securities and residential loans) and borrowings declined by $6 billion and $4.1 billion, respectively. During the same period, higher yielding loans (excluding residential loans) grew by $3.9 billion or 25.6%, reducing our reliance on residential mortgages which represented 43.5% of total loans at March 31, 2006, compared to 51.7% at March 31, 2005. We also repurchased 20 million shares at an average price of $26.14 during the twelve month period ended March 31, 2006. Subsequent to entering into the transaction with Capital One, we stopped repurchasing our common stock. As a result of this strategy, we have elected to reduce current earnings in exchange for a more prudent balance sheet. We anticipate this strategy will remain unchanged in the near term.
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

     The following table presents an analysis of net interest income (on a tax equivalent basis) by each major category of interest-earning assets and interest-bearing liabilities for the three months ended March 31,:

	2006			2005
	Average		Average	Average		Average
(dollars in thousands )	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans Held-for-Sale (2)	4,295,898	63,692	6.01	4,990,885	66,848	5.43
Loans Held-for-Investment (2)	$33,644,505	$508,485	6.13%	$31,284,812	$453,563	5.88%
Securities (1)	11,114,452	139,340	5.08	15,195,094	180,687	4.82
Money Market Investments	45,410	603	5.39	86,989	747	3.48

Total Interest Earning Assets	$49,100,265	$712,120	5.88%	$51,557,780	$701,845	5.52%

Non-Interest Earning Assets:
Cash and Due from Banks	$1,055,709			$1,056,382
Other Assets (1)	7,218,877			7,592,720

Total Assets	$57,374,851			$60,206,882

Interest Bearing Liabilities:
Savings, NOW & Money Market Deposits	$21,500,679	$117,433	2.22%	$21,179,399	$69,596	1.33%
Time Deposits	8,105,826	59,790	2.99	7,559,198	33,466	1.80

Total Savings and Time Deposits	29,606,505	177,223	2.43	28,738,597	103,062	1.45

Federal Funds Purchased & Collateralized Borrowings	9,332,211	83,474	3.63	13,371,436	99,007	3.00
Other Borrowings (4)	1,476,106	19,956	5.48	1,505,984	17,824	4.80

Total Borrowings	10,808,317	103,430	3.88	14,877,420	116,831	3.18

Total Interest Bearing Liabilities	$40,414,822	$280,653	2.82	$43,616,017	$219,893	2.04

Interest Rate Spread			3.06%			3.48%
Non-Interest Bearing Liabilities:
Demand Deposits	$7,337,189			$6,853,159
Other Liabilities	651,337			720,348

Total Liabilities	48,403,348			51,189,524
Stockholders’ Equity	8,971,503			9,017,358

Total Liabilities and Stockholders’ Equity	$57,374,851			$60,206,882

Net Interest Income and Net Interest Margin (3)		$431,467	3.56%		$481,952	3.79%
Less: Tax Equivalent Adjustment		(13,990)			(10,633)

Net Interest Income		$417,477			$471,319

(1)	Unrealized losses on available-for-sale securities are recorded in other assets.

(2)	For purposes of these computations, non-accrual loans are included in average loans.

(3)	Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investments in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after-tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.78, $1.72, $1.56, $1.26, and $1.12 for the three months ended March 31, 2006; and $1.78, $1.72, $1.56, $1.26, and $1.04 for the three months ended March 31, 2005.

(4)	For purposes of these computations, the fair value adjustments from hedging activities are included in the average balance of the related hedged item and the impact of the hedge is included as an adjustment of interest expense.

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

	Three Months Ended March 31,
	2006 vs. 2005
	Change in
	Average	Average	Net Interest
(in thousands)	Volume	Rate	Income
Interest Income from Earning Assets:
Loans Held-for-Sale	$(9,872)	$6,716	$(3,156)
Loans-Held-for-Investment	35,144	19,778	54,922
Securities	(50,716)	9,369	(41,347)
Money Market Investments	(448)	304	(144)

Total Interest Income	$(25,892)	$36,167	$10,275

Interest Expense on Liabilities:
Savings, NOW & Money Market Deposits	$1,072	$46,765	$47,837
Time Deposits	2,578	23,746	26,324
Federal Funds Purchased and Collateralized Borrowings	(33,512)	17,979	(15,533)
Other Borrowings	(358)	2,490	2,132

Total Interest Expense	(30,220)	90,980	60,760

Net Change in Net Interest Income	$4,328	$(54,813)	$(50,485)

          During the first quarter of 2006, net interest income declined $53.8 million or 11.4% to $417.5 million when compared to $471.3 million in the same period of 2005, while the net interest margin declined 23 basis points from 3.79% to 3.56%. Factors contributing to the decline in net interest income and the margin included: (a) the impact of higher short-term interest rates on funding costs (both deposits and borrowings); (b) the pressure placed on interest earning asset yields due to the flat yield curve and; (c) the impact of intense competition on deposit and loan pricing. The balance sheet repositioning strategy tempered the net interest margin decline during the second half of 2005 and first quarter of 2006 and also reduced net interest income and net income in exchange for a more prudent balance sheet.
          Interest income during the first quarter of 2006 increased $6.9 million to $698.1 million compared to the same period of 2005. During this same period, the yield on average interest earning assets increased 36 basis points from 5.52% to 5.88%.
          Loans held-for-sale averaged $4.3 billion for the first quarter of 2006 representing a decrease of $.7 billion from the same period of 2005, as yields increased 58 basis points to 6.01% due to changes in market interest rates. Period end loan balances totaled $4.2 billion and were funded principally with short-term borrowings. The yield and level of loans held-for-sale will fluctuate with changes in origination volumes, loan portfolio composition, market interest rates for new originations and the timing of loan sales.
          Loans held-for-investment averaged $33.6 billion for 2006 representing an increase of $2.4 billion or 7.5% from 2005, while yields increased 25 basis points to 6.13%. Loan growth was experienced in all categories (excluding lower yielding residential loans), especially higher yielding commercial loans which also contributed to commercial deposit growth. As of March 31, 2006, our loans held-for-investment to deposits ratio was 91%, demonstrating our continued ability to fund loan growth with deposits. (See “Financial Condition — Loans Held-For-Investment” section for additional information).
          Securities averaged $11.1 billion for the first quarter of 2006, representing a $4.1 billion decrease from the same period of 2005. This decline was due to our continued balance sheet repositioning previously discussed. Yields improved 26 basis points to 5.08% as we liquidated lower yielding securities and opportunistically reinvested a portion of the proceeds at current market interest rates.
          Average interest bearing liabilities decreased $3.2 billion to $40.4 billion due to our balance sheet repositioning, while overall funding costs increased 78 basis points to 2.82% during the first quarter 2006. Funding costs rose as a direct result of increases in short-term market interest rates and intense competition for deposits in our markets.
          Average demand deposits grew $.5 billion or 7.1% to $7.3 billion in the first quarter of 2006. This growth is primarily attributable to strong commercial loan activity. Total demand deposits contributed 54 basis points to our net interest margin this quarter compared to 40 basis points in 2005. At March 31, 2006, demand deposits represented 19.7% of total deposits. Average Savings, NOW and Money Market deposits (defined as “core deposits” inclusive of demand) increased $.3 billion or 1.5% to $21.5 billion, while the corresponding cost of funds rose 89 basis points to 2.22%. The modest growth in core deposits and increases in funding costs were attributable to intense competitive pressure in our market areas coupled with higher short-term interest rates. The competitive pressure for core deposits was tempered by our focused effort on expanding the existing branch network, developing long-term deposit relationships with borrowers as demonstrated by commercial loan growth, the use of incentive compensation plans, and the introduction of new cash management products and services. Core deposits have traditionally provided us with a lower cost funding source than time deposits and collateralized borrowings, benefiting our net interest margin and income. Average time deposits grew $.5 billion or 7.2% to $8.1 billion, while the corresponding cost of funds increased 119 basis points to 2.99% due to the impact of higher short-term interest rates. We have chosen to supplement a portion of our higher costing collateralized borrowings with this funding source.
     Average federal funds purchased and collateralized borrowings decreased $4.0 billion to $9.3 billion due to our balance sheet repositioning strategy and declines in average loans held-for-sale, while overall funding costs increased 63 basis points to 3.63% during 2006. Funding costs rose as a direct result of increases in short-term market interest rates. A large portion of these borrowings are utilized to fund loans held-for-sale and will fluctuate with the level of these interest earning assets. The use of interest rate swaps increased interest expense by approximately $.3 million and $1.1 million in 2006 and 2005, respectively.
     Average other borrowings remained relatively unchanged in the first quarter of 2006, while the cost of funds rose 68 basis points to 5.48% when compared to the comparable prior year period due to the use of interest rate swaps. Certain other borrowings were converted from fixed to floating indexed to three-month LIBOR utilizing these swaps, which increased interest expense by $1.1 million during the first three months of 2006 and reduced interest expense by $4.3 million during the same period in 2005. (See Item 1, Condensed Notes to the Consolidated Financial Statements, Note 9 — “Derivative Financial Instruments” for additional information).
Provision and Allowance for Loan Losses
     The provision for loan losses totaled $9.0 million for the first quarter of 2006, unchanged when compared to the comparable prior year period. As of March 31, 2006, the ratio of the allowance for loan losses to non-performing loans held-for-investment improved to 543% as compared to 187% for the comparable prior year period. This improvement resulted from our success in significantly reducing non-performing loans, while maintaining modest net charge-off levels. Net charge-offs, as an annualized percentage of average loans held-for-investment, was 7 basis points in the 2006 first quarter compared to 6 basis points in the comparable prior year period. The allowance for loan losses to total loan held-for-investment was 65 basis points and 68 basis points, respectively for the same periods. The provisioning and resulting allowance for loan loss levels are consistent with the growth and composition of the loans held-for-investment portfolio and our provisioning policy. (See “Notes to the Consolidated Financial Statements Note 1 — Business and Summary of Significant Accounting Policies — Critical Accounting Policies” for additional information).
     The following table presents the impact of allocating the allowance for loan losses for loans held-for-investment as of March 31, 2006, into the two primary portfolio segments.

		Residential &	Commercial &
(Dollars in thousands)	Total	Multi-Family	All Other Loans
Loans Held-for-Investment	$34,202,653	$19,727,210	$14,475,443
Allowance for Loan Losses	221,256	64,217	157,039
Non-Performing Loans Held-for-Investment	40,771	25,059	15,712
Allowance for Loan Losses to Loans-Held-for Investment	0.65%	0.33%	1.08%
Allowance for Loan Losses to Non-Performing Loans Held-for-Investment	543%	2.56%	999%
     As a result of the process employed and giving recognition to all attendant factors associated with the loan portfolio, the allowance for loan losses at March 31, 2006 is considered to be adequate by management.

Non-Interest Income
     Non-interest income decreased $14.8 million or 8.1% to $168.1 million in the 2006 first quarter when compared to the comparable prior year period. Mortgage banking income declined $15.0 million to $96.1 million in 2006 and is comprised of: (a) a $23.6 million decrease in gain on sales of loans held-for-sale; (b) a $7.1 million decline in mortgage servicing fees, net of amortization of mortgage servicing rights; and (c) partially offset by a $15.7 million temporary impairment recovery on mortgage servicing rights. Mortgage banking income is more fully explained in the “Mortgage Banking” section of this discussion and analysis. The modest decline in the customer related fees and service charges resulted from a decrease in consumer deposit accounts during 2005. Investment management, commissions and trust fees decreased $1.4 million primarily due to a decline in customer demand for insurance products. Other operating income included a $2.2 million gain on interest rate swaps that formerly hedged the Company’s junior subordinated debt (See Item 1, Condensed Notes to the Consolidated Financial Statements, Note 9 — “Derivative Financial Instruments” for additional information) Net securities gains were $6.7 million in the first quarter of 2006 compared to $4.6 million in the same period for 2005. Securities gains were derived principally from the sale of mortgage-backed securities and certain debt and equity securities.
Non-Interest Expense
     Non-interest expense was $258.2 million during the 2006 first quarter representing an increase of $11.5 million when compared to the comparable prior year period. Employee compensation and benefits increased $5.9 million to $141.3 million during the first quarter of 2006, impacted by the hiring of several senior lenders and support staff to pursue new business initiatives, new branch openings, annual merit increases, increased health insurance costs and incentive based compensation growth linked to deposit and fee income generation as well as held-for-sale originations. Increases in occupancy and equipment costs of $5.3 million are also due to the new branch openings, upgrades to existing branches and facilities, technology investments, new business initiatives and support systems, and increased fuel and maintenance costs. We have made significant investments in technology and delivery channels providing our customers with a wide array of easy to use and competitively priced products and services. Amortization of identifiable intangibles and related core deposit intangibles are related to prior acquisitions.
     The efficiency ratio, which represents a non-GAAP measure, is used by the financial services industry to measure an organizations efficiency. The ratio, which is calculated by dividing non-interest expense excluding amortization of identifiable intangible assets and other real estate expenses by net interest income (on a tax equivalent basis) and non-interest income, excluding securities gains and the temporary recovery/(impairment) on mortgage servicing rights was 43.14% for the first quarter 2006. This increase was directly related to the decline in revenues (defined as net interest income plus non-interest income) rather than a significant increase in our non-interest expense.
Income Taxes
     The effective tax rate for the three months ended March 31, 2006 and 2005 were 34% and 35%, respectively.

Mortgage Banking
     The following table sets forth certain financial highlights for our mortgage banking segment for the periods indicated:

For the Three Months Ended March 31,
(in thousands)	2006	2005
Net Interest Income	$18,120	$33,072
Non-Interest Income:
Gain on Sale of Loans (1)	89,099	119,966
Mortgage Servicing Fees (1)	35,048	32,779
Amortization of Mortgage Servicing Rights	(23,598)	(19,989)
Temporary Recovery/(Impairment) — Mortgage Servicing Rights	15,691	—
Other Operating Income	708	1,685

Total Non-Interest Income	116,948	134,441

Non-Interest Expense:
Employee Compensation & Benefits	47,279	44,457
Occupancy & Equipment Expense, net	10,643	9,635
Other Operating Expense	16,579	18,804

Total Non-Interest Expense	74,501	72,896

Income Before Income Taxes	60,567	94,617
Provision for Income Taxes	23,735	39,739

Net Income	$36,832	$54,878

Total Assets	$5,359,607	$5,990,788

(1)	Includes $7.4 million and $14.5 million of inter-company gains on sale of loans and $12.8 million and $7.0 million of inter-company mortgage servicing fees for the three months ended March 31, 2006 and 2005, respectively.
     For the three months ended March 31, 2006, the mortgage banking segment recognized net income of $36.8 million compared to $54.9 million for the same period of 2005. Net interest income for this segment declined $15.0 million to $18.1 million during 2006. Inter-company interest expense increased $11.8 million to $45.8 million from $34.0 million during 2006 and 2005, respectively, resulting from increases in short-term market interest rates. Average loans held-for-sale were $4.3 billion and $5.0 billion, yielding 6.01% and 5.43% for the quarters ended March 31, 2006 and 2005, respectively. The yield and level of loans held-for-sale will fluctuate with changes in origination volumes, loan portfolio composition, market interest rates for new originations and the timing of loan sales.
     The gain on sale of loans totaled $89.1 million and $120.0 million during the first three months of 2006 and 2005, respectively (See “Gain on Sale of Loans” in this section for further details) and mortgage banking fees were $35.0 million and $32.8 million, respectively, for the same periods.
     In the most recent quarter, we recovered $15.7 million of the temporary impairment charge previously recognized on mortgage servicing rights, due primarily to lower prepayment assumptions caused by increases in both the 2 year and 10 year treasury yields.
     Loan originations during 2006 totaled $7.8 billion, while loans sold aggregated $7.1 billion with an average gain on sale margin of 115 basis points. The gain on sale margin was impacted by increased competition as certain of our competitors were willing to accept lower spreads in the specialty segment to maintain volume and to offset narrower spreads in their other product offerings.
     The composition of loans originated during first quarter of 2006 was: 52% Specialty, 29% Jumbo A, 13% Home Equity and 6% Agency. Option ARMs, both Alt-A and Jumbo accounted for 39% of originations. All option ARM originations are sold into the secondary market, servicing released. Mortgage originations for new purchases represented 41% of production during the year. The weighted average FICO score for all originations was 714. We do not originate sub-prime loans, nor will we sacrifice quality to drive origination volume and gain on sales.
Gain on Sale of Loans
     We sell whole loans or from time to time may securitize loans, which involves the private placement or public offering of pass-through asset backed securities. This approach allows us to capitalize on favorable conditions in either the securitization or whole loan sale market. During the periods presented herein, we have only executed whole loan sales. These sales are completed with no direct credit enhancements, but do include certain standard representations and warranties, which permit the purchaser to return the loan if certain deficiencies exist in the loan documentation or in the event of early payment default. Gain on sale and related margins are affected by changes in the valuation of mortgage loans held-for-sale and interest rate lock commitments, the impact of the valuation of derivatives utilized to manage the exposure to interest rate risk associated with mortgage loan commitments and mortgage loans held-for-sale, and the impact of adjustments related to liabilities established for representations and warranties made in conjunction with the loan sale. Gain on sale and related sale margins are also impacted by pricing pressures caused by competition within the mortgage origination business.
     The following tables summarizes mortgage loans originated, sold, average margins and gains for the periods indicated:

	For the Three Months Ended March 31, 2006
	Loans	Loans	Margins on	Gain on
(dollars in thousands)	Originated	Sold	Loan Sales	Sale of Loans

Loan Type:
Specialty Products	$4,034,289	$4,032,031	1.23%	$49,426
Jumbo	2,254,653	1,694,725	0.89%	15,001
Home Equity/Seconds	1,002,615	916,017	1.69%	15,499
Agency	480,214	494,024	0.37%	1,823

	$7,771,771	$7,136,797	1.15%	$81,749

	For the Three Months Ended March 31, 2005
	Loans	Loans	Margins on	Gain on
(dollars in thousands)	Originated	Sold	Loan Sales	Sale of Loans (1)

Loan Type:
Specialty Products	$4,231,111	$4,333,784	1.45%	$62,750
Jumbo	3,795,191	1,968,088	0.98%	19,183
Home Equity/Seconds	1,488,748	1,580,497	1.45%	22,858
Agency	517,867	470,910	0.29%	1,368

	$10,032,917	$8,353,279	1.27%	$106,159

(1)	The gain on sale of loans for the three months ended March 31, 2005, differs from the amounts reported under U.S. generally accepted accounting principles due to the fair value adjustment of loans held-for-sale at October 1, 2004 and sold during the first quarter of 2005, totaling $0.8 million.
Financial Condition
Loans Held-For-Sale
     The composition of loans held-for-sale are summarized below:

	March 31,	% of	December 31,	% of	March 31,	% of
(dollars in thousands)	2006	Total	2005	Total	2005	Total
Mortgage Loans	$3,505,357	84%	$3,824,547	89%	$4,239,366	80%
Home Equity	647,542	16	496,656	11	1,061,352	20

Total	$4,152,899	100%	$4,321,203	100%	$5,300,718	100%
Deferred Origination Costs	37,566		38,064		50,105

Total Loans Held-for-Sale	$4,190,465		$4,359,267		$5,350,823

Loans Held-for-Investment
The composition of loans held-for-investment are summarized below:

	March 31,	% of	December 31,	% of	March 31,	% of
(dollars in thousands)	2006	Total	2005	Total	2005	Total
Commercial Mortgages	$6,538,810	19%	$6,206,416	19%	$5,535,281	17%
Commercial & Industrial	5,193,904	15	4,709,440	14	3,408,006	11

Total Commercial	11,732,714	34%	10,915,856	33%	8,943,287	28%
Residential Mortgages	14,861,680	44	15,068,443	45	16,445,902	51
Multi-Family Mortgages	4,827,642	14	4,821,642	15	4,328,879	14
Consumer	1,619,812	5	1,558,782	5	1,554,499	5
Construction & Land	1,122,917	3	829,273	2	541,280	2

Total Loans Held-for-Investment	$34,164,765	100%	$33,193,996	100%	$31,813,847	100%

     Loans held-for-investment increased $2.3 billion or 7.4% to $34.2 billion during the quarter ended March 31, 2006, when compared to $31.9 billion at March 31, 2005. Consistent with our balance sheet management strategy, commercial loans and total loans (excluding residential) grew $2.8 billion or 31.2% and $3.9 billion or 25.6%, respectively from the 2005 first quarter to 2006, while residential mortgages declined $1.6 billion or 9.6% during the same period. Commercial loans as a percentage of total loans increased from 28% during 2005 to 34% during 2006, while residential loans declined from 51% to 44%. We anticipate this trend to continue in the near term.
     Commercial lending activity continues to remain strong within our market area. Our pipeline of outstanding commitments remains near historical levels. We have also benefited from previous initiatives to expand our geographic presence, sales force and product offerings.
     Although we have deemphasized residential loans in favor of higher yielding commercial loans, the quality of our residential mortgage portfolio remains excellent. The weighted average FICO score at March 31, 2006 was 732. Approximately 77% of the portfolio is comprised of Jumbo/Agency conforming mortgages and 93% of the total portfolio is owner occupied. Interest only loans constitute 38% of the portfolio, while the average original loan amount was $279 thousand. We do not portfolio option ARMs, negative amortization loans or home equity loans. Future decisions to retain residential loans will be impacted by mortgage origination volumes, growth in other loan categories, deposit growth and changes in market interest rates.
     Multi-family loans grew $498.8 million or 11.5% during 2006, despite our decision not to compete with the more liberal underwriting terms and rate structures offered by certain competitors. Multi-family and commercial mortgage loans are primarily secured by real estate in the New York Metropolitan area and are diversified in terms of risk and repayment sources. The underlying collateral includes multi-family apartment buildings and owner occupied/non-owner occupied commercial properties. The risks inherent in these portfolios are dependent on both regional and general economic stability, which affect property values, and our borrowers’ financial well being and creditworthiness.
     Consumer loan volume, principally indirect auto loans, has stabilized and balances have remained relatively flat as automobile manufacturers are no longer offering the aggressive incentives and financing programs they had in the past.
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
Securities
     Securities decreased $4.4 billion or 29.1% to $10.7 billion from March 31, 2005 as part of our balance sheet management strategy. Portfolio cash flows and a portion of the proceeds generated from securities sales during the second half of 2005 and 2006 were used to fund commercial loan growth, repurchase common stock and pay down short-term borrowings. (See “Balance Sheet Repositioning” section for further details). In December 2005, approximately $570 million in securities were identified as other than temporary impaired, resulting in a realized loss of $6.0 million. These securities were sold in January 2006 with the majority of the proceeds reinvested in securities at current market interest rates.
     Mortgage Backed Securities represented 78% of total securities at March 31, 2006, and included pass-through certificates guaranteed by GNMA, FHLMC or FNMA and collateralized mortgage-backed obligations (“CMOs”) backed by government agency pass-through certificates or whole loans. The pass-through certificates included both fixed and adjustable rate instruments. CMOs, by virtue of the underlying collateral or structure, are AAA rated and are either fixed rate current pay sequentials and PAC structures or adjustable rate issues. (See Item 1, Notes to the Consolidated Financial Statements Note 2, “Securities” for additional information). The adjustable rate pass-throughs and CMOs are principally Hybrid ARMs. Hybrid ARMs typically have a fixed initial rate of interest from 3 through 7 years and at the end of that term convert to a one year adjustable rate of interest indexed to short term benchmarks (i.e. LIBOR or 1 year Treasuries). Hybrid ARMs included in Pass-throughs and CMOs as of March 31, 2006 aggregated $2.6 billion.
     Our goal is to maintain a securities portfolio with a short weighted average life and duration. This is accomplished using instruments with short final maturities, predictable cash flows and adjustable interest rates. These attributes allow us to proactively manage as market conditions change so that cash flows may either be reinvested in securities at current market interest rates, used to fund loan growth or pay off short-term borrowings. These characteristics have contributed to the 3.6 year weighted average life and 3.1 year duration of the MBS portfolio as of March 31, 2006.
     The yield and fair value of securities, specifically the MBS portfolio, are impacted by changes in market interest rates and related prepayment activity. Given the portfolio’s composition, related prepayment activity would moderately decrease in a rising interest rate environment, extending the portfolio’s weighted average life. Conversely, the opposite would occur in a declining interest rate environment. The resultant impact of these changes would be to either extend or shorten the period over which net premiums would be amortized, thereby affecting income and yields. The impact of any changes would be minimal as net premiums totaled $30.4 million or approximately 36 basis points of outstanding MBS balances at March 31, 2006.
     Municipal securities represent a combination of short-term debentures issued by local municipalities, purchased as part of a strategy to expand relationships with these governmental entities, and highly rated obligations of New York State and related authorities. Equity securities held in the available-for-sale portfolio include $297.2 million of FNMA and FHLMC (“GSE”) Preferred stock, $245.5 million in Federal Home Loan Bank common stock, and common and preferred stocks of certain publicly traded companies. Other securities held in the available-for-sale portfolio include capital securities (trust preferred securities) of certain financial institutions and corporate bonds.
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
Deposits
     Total deposits increased $1.2 billion or 3.2% to $37.7 billion at March 31, 2006 while demand deposits increased $333.7 million or 4.7% to $7.4 billion. This growth was achieved despite aggressive pricing by our competitors, offering higher deposit rates and free services to attract consumers. Despite intense competitive pressure, we have chosen to remain disciplined and selective in pricing deposits, continuing to concentrate on growing our commercial customer base. Commercial accounts constituted approximately one third of total deposits at March 31, 2006. We do not anticipate any imminent strategic change from our competitors. Factors contributing to deposit growth include: (i) the continued expansion and maturation of our retail branch network, (ii) the ongoing branch upgrade and relocation program providing for greater marketplace identity, (iii) expanded branch hours providing additional accessibility and convenience, (iv) commercial loan growth, (v) the introduction of new cash management products and services and (vi) the use of incentive based compensation linked to deposit growth.
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
     The Board has established certain policy limits for the potential volatility of net interest income as projected by the simulation model. Volatility is measured from a base case where rates are assumed to be flat and is expressed as the percentage change, from the base case, in net interest income over a twelve-month period. As of March 31, 2006, we were operating within policy limits.
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

	Changes in Net Interest Income
(dollars in thousands)	$Change	% Change

Change in Interest Rates
+ 200 Basis Points	$(53,300)	(3.20)%
+ 100 Basis Points	(23,866)	(1.43)
- 100 Basis Points	18,386	1.10
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
     The following table reflects the estimated change in the market value of equity at March 31, 2006, assuming an immediate increase or decrease in interest rates.

	Market Value of Equity
(dollars in thousands)	$ Change	% Change

Change in Interest Rates
+ 200 Basis Points	$(657,489)	(5.2)%
Flat Interest Rates	—	—
- 200 Basis Points	$132,203	1.0%
Policy Limit	N/A	(25.0)%
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
     The credit risk associated with derivative instruments is the risk of non-performance by the counterparty to the agreements. Management does not anticipate non-performance by any of the counterparties and monitors/controls the risk through its asset/liability management procedures. (See Item I, Notes to Consolidated Financial Statements, Note 9 — ”Derivative Financial Instruments” for additional information on all derivative transactions).
Liquidity Risk Management
     The objective of liquidity risk management is to meet our financial obligations and capitalize on new business opportunities. These obligations include the payment of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature and the ability to fund new and existing loans and investments as opportunities arise.
     The Company’s primary funding source is dividends from North Fork Bank. There are various federal and state banking laws and guidelines limiting the extent to which a bank subsidiary can finance or otherwise supply funds to its holding company. At March 31, 2006, dividends for North Fork Bank were limited under such guidelines to $1.1 billion. From a regulatory standpoint, North Fork Bank, with its current balance sheet structure, had the ability to dividend approximately $.8 billion, while still meeting the criteria for designation as a well-capitalized institution under existing regulatory capital guidelines. Additional sources of liquidity for the Company include borrowings, the sale of available-for-sale securities, and funds available through the capital markets.
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
     Our banking subsidiaries currently have the ability to borrow an additional $10.7 billion on a secured basis, utilizing mortgage related loans and securities as collateral. At March 31, 2006, our banking subsidiaries had $3.6 billion in advances and repurchase agreements outstanding with the FHLB.

     We also maintain arrangements with correspondent banks to provide short-term credit for regulatory liquidity requirements. These available lines of credit aggregated $1.0 billion at March 31, 2006. We continually monitor our liquidity position as well as the liquidity positions of our bank subsidiaries and believe that sufficient liquidity exists to meet all of our operating requirements.
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
     As of March 31, 2006, the most recent notification from the various regulators categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines require a well capitalized institution to maintain a Total Risk Adjusted Capital Ratio of at least 10%, a Tier 1 Capital Ratio of at least 6%, a Leverage Ratio of at least 5%, and not be subject to any written order, agreement or directive. Since such notification, there are no conditions or events that management believes would change this classification.
     The following table sets forth our risk-based capital amounts and ratios as of:

	March 31, 2006		March 31, 2005
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$3,520,542	9.92%	$3,511,642	10.35%
Regulatory Requirement	1,419,003	4.00%	1,357,456	4.00%

Excess	$2,101,539	5.91%	$2,154,186	6.35%

Total Risk Adjusted Capital	$4,364,123	12.30%	$4,379,222	12.90%
Regulatory Requirement	2,838,005	8.00%	2,714,912	8.00%

Excess	$1,526,118	4.30%	$1,664,310	4.90%

Risk Weighted Assets	$35,475,068		$33,936,401

The Company’s Leverage Ratio at March 31, 2006 and 2005 was 6.86% and 6.48%, respectively.
The following table sets forth the capital ratios for our banking subsidiaries at March 31, 2006:

Capital Ratios:	North Fork	Superior
Tier 1 Capital	10.88%	21.99%
Total Risk Adjusted	11.98%	22.51%
Leverage Ratio	7.46%	6.46%
     On March 28, 2006, the Board of Directors declared its regular quarterly cash dividend of $.25 per common share. The dividend will be paid on May 15, 2006 to shareholders of record at the close of business on April 28, 2006.
     On January 24, 2006, the Board of Directors authorized the repurchase of an additional 12 million shares, increasing the total remaining authorized for repurchase to 14.4 million. At March 31, 2006, 9.2 million shares were available to be purchased under the program. During the first quarter of 2006, 5.1 million shares were repurchased at an average cost of $25.84 and 20 million shares were repurchased during the previous twelve month period at an average cost of $26.14 as part of our balance sheet repositioning strategy. The current program has no fixed expiration date. Repurchases are made in the open market or through privately negotiated transactions. The Company discontinued purchasing shares since the announcement of its proposed acquisition by Capital One.
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
Regulatory Matters
     United States anti-money laundering (“AML”) laws, including The Bank Secrecy Act, as amended by the USA Patriot Act, and related implementing regulations, have imposed significant, additional requirements on financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) and the New York State Banking Department (“NYSBD”) have identified certain supervisory issues with respect to the Bank’s AML compliance program that require management’s attention. Management has been engaged in discussions with the FDIC and the NYSBD concerning this matter and has initiated appropriate action to address the issues raised. The Bank entered into an informal memorandum of understanding (“MOU”) with both the FDIC and the NYSBD with respect to these matters effective as of August 23, 2005. A memorandum of understanding is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by agencies and is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or cease and desist order. Management has developed a remediation plan to comply with the requirements of the MOU and continues to make progress in implementing the plan, as well as making additional enhancements to our AML compliance program.
Sarbanes-Oxley Act of 2002
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On March 15, 2006, a putative class action complaint was filed on behalf of the public shareholders of North Fork against North Fork and each of its directors in the Supreme Court of New York, New York County, entitled Lasker v. Kanas et al. (Index No. 06/103557). On March 16, 2006, a putative class action complaint was filed on behalf of the public shareholders of North Fork against North Fork and each of its directors in the Supreme Court of New York, Nassau County, entitled Showers v. Kanas et al. (Index No. 06-004624). Two further putative class actions on behalf of the public shareholders of North Fork were subsequently filed, one in the Supreme Court of New York, Nassau County on March 21, 2006 (entitled New Jersey Building Laborers Pension & Annuity Fund v. Kanas et al., Index No. 06-004786), and another in the Supreme Court of New York, New York County on April 12, 2006 (entitled Gold v. Kanas, et al., Index No. 06105091). These complaints allege, among other things, that the directors of North Fork breached their fiduciary duties by failing to maximize shareholder value in the transaction. Among other things, the complaints seek class action status, a court order enjoining North Fork and its directors from proceeding with or consummating the merger, and the payment of attorneys’ and experts’ fees. North Fork intends to defend these lawsuits vigorously.
     On March 16, 2006, Carol Fisher, a purported shareholder of North Fork, filed a complaint in the United States District Court for the Eastern District of New York against North Fork, John A. Kanas, John Bohlsen, and Daniel M. Healy entitled Fisher v. Kanas et al., No. 06-CV-1187. As amended on April 21, 2006, the Fisher action alleges that North Fork and certain of its directors violated Section 14(a) and/or Section 20(a) of the Securities Exchange Act and breached common law fiduciary duties by failing to cause certain information relating to North Fork’s executive compensation arrangements (including certain change-in-control provisions) to be disclosed in certain public filings. Among other things, the Fisher complaint seeks an injunction against certain compensation payments and the payment of attorneys’ fees. North Fork also intends to defend this lawsuit vigorously.
     Additionally, we are commonly subject to various pending and threatened legal actions relating to the conduct of our normal business activities. In management’s opinion, the ultimate aggregate liability, if any, arising out of any such pending on threatened legal actions will not be material to the Company’s consolidated financial statements or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides common stock repurchases made by us or on our behalf during the period:

			Total Number of	Maximum Number of
	Total Number of	Average	Shares Purchased as	Shares that May Yet
	Shares Purchased	Price Paid	Part of Publicly	Be Purchased Under
Period	(1)	Per Share	Announced Program	the Program
January 1, 2006 — January 31, 2006	3,035,000	$26.16	3,035,000	11,336,450 Shares
February 1, 2006 — February 28, 2006	2,066,900	25.37	2,066,900	9,269,550 Shares
March 1, 2006 — March 31, 2006	—	—	—	9,269,550 Shares

(1)	On January 24, 2006, the Board of Directors authorized the repurchase of an additional 12 million shares increasing the total authorized for repurchase to 14.4 million. The current program has no fixed expiration date. Repurchases are made in the open market or through privately negotiated transactions.

Item 6. Exhibits
     The following exhibits are submitted herewith:

Exhibit Number	Description of Exhibit
(11)	Statement Re: Computation of Net Income Per Common and Common Equivalent Share
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99.1)	Supplemental Performance Measurements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2006	North Fork Bancorporation, Inc.
/s/ Daniel M. Healy
Daniel M. Healy
Executive Vice President and Chief Financial Officer