Form 10-Q
period 2006-06-30
NORTH FORK BANCORPORATION INC
filed 2006-08-09
CIK 352510

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
NORTH FORK BANCORPORATION, INC.
(Exact name of Company as specified in its charter)

DELAWARE	36-3154608

(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 BROADHOLLOW ROAD, MELVILLE, NEW YORK	11747

(Address of principal executive offices)	(Zip Code)
(631) 531-2970
(Company’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                 Accelerated filer ☐                 Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF COMMON STOCK	NUMBER OF SHARES OUTSTANDING –8/3/06

$.01 Par Value	465,838,512

North Fork Bancorporation, Inc.
Form 10-Q

Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,	June 30,
(in thousands except share amounts)	2006	2005	2005
Assets:
Cash & Due from Banks	$1,000,195	$1,037,406	$826,921
Money Market Investments	22,295	24,843	38,023
Securities:
Available-for-Sale ($3,175,760, $4,107,473 and $5,313,374 pledged at June 30, 2006, December 31, 2005 and June 30, 2005, respectively)	9,867,618	11,295,977	12,924,780
Held-to-Maturity ($11,761, $13,409 and $18,746 pledged at June 30, 2006, December 31, 2005 and June 30, 2005, respectively) (Fair Value $96,321, $105,128 and $121,437 at June 30, 2006, December 30, 2005 and June 30, 2005, respectively)	97,344	104,210	118,429

Total Securities	9,964,962	11,400,187	13,043,209

Loans:
Loans Held-for-Sale	5,406,341	4,359,267	6,398,119
Loans Held-for-Investment	35,551,560	33,232,236	32,482,774
Less: Allowance for Loan Losses	224,571	217,939	217,872

Net Loans Held-for-Investment	35,326,989	33,014,297	32,264,902
Goodwill	5,918,116	5,918,116	5,888,195
Identifiable Intangibles	96,373	114,091	132,468
Premises & Equipment	447,633	438,040	426,099
Mortgage Servicing Rights, net	272,543	267,424	253,482
Accrued Income Receivable	213,492	205,892	205,678
Other Assets	712,896	837,308	908,593

Total Assets	$59,381,835	$57,616,871	$60,385,689

Liabilities and Stockholders’ Equity:
Deposits:
Demand	$7,561,888	$7,639,231	$7,586,939
Savings, NOW & Money Market	21,377,573	20,910,161	21,659,890
Time	7,875,144	8,067,181	8,219,517

Total Deposits	36,814,605	36,616,573	37,466,346

Federal Funds Purchased & Collateralized Borrowings	11,249,615	9,700,621	11,387,571
Other Borrowings	1,463,066	1,477,364	1,506,337
Accrued Expenses & Other Liabilities	791,972	820,072	809,155

Total Liabilities	$50,319,258	$48,614,630	$51,169,409

Stockholders’ Equity:
Preferred Stock, par value $1.00; authorized 10,000,000 shares, unissued	$—	$—	$—
Common Stock, par value $0.01; authorized 1,000,000,000 shares; issued 480,682,118 Shares at June 30, 2006	4,807	4,806	4,792
Additional Paid in Capital	6,875,810	7,035,314	7,007,286
Retained Earnings	2,779,501	2,581,047	2,354,784
Accumulated Other Comprehensive Loss	(207,161)	(108,898)	(21,076)
Deferred Compensation (See Note 1)	—	(154,772)	(115,160)
Treasury Stock at Cost; 14,934,674 Shares at June 30, 2006	(390,380)	(355,256)	(14,346)

Total Stockholders’ Equity	9,062,577	9,002,241	9,216,280

Total Liabilities and Stockholders’ Equity	$59,381,835	$57,616,871	$60,385,689

See accompanying notes to consolidated financial statements

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Interest Income:
Loans Held-for-Investment	$531,756	$472,218	$1,037,492	$924,435
Loans Held-for-Sale	76,088	73,065	139,780	139,913
Mortgage-Backed Securities	96,437	133,375	195,952	275,382
Other Securities	29,173	30,124	57,818	59,531
Money Market Investments	570	662	1,112	1,395

Total Interest Income	734,024	709,444	1,432,154	1,400,656

Interest Expense:
Savings, NOW & Money Market Deposits	134,731	82,455	252,164	152,051
Time Deposits	59,658	40,391	119,448	73,857
Federal Funds Purchased & Collateralized Borrowings	89,628	105,238	173,102	204,245
Other Borrowings	20,119	19,287	40,075	37,111

Total Interest Expense	304,136	247,371	584,789	467,264

Net Interest Income	429,888	462,073	847,365	933,392
Provision for Loan Losses	9,000	9,000	18,000	18,000

Net Interest Income after Provision for Loan Losses	420,888	453,073	829,365	915,392

Non-Interest Income:
Mortgage Banking Income	105,769	90,680	201,841	201,775
Customer Related Fees & Service Charges	40,291	41,902	81,394	83,908
Investment Management, Commissions & Trust Fees	9,127	10,287	18,796	21,358
Other Operating Income	22,500	15,378	34,857	29,456
Securities Gains, net	4,099	10,884	10,821	15,519
Trading Losses on Derivative Instruments	(23,223)	—	(21,070)	—

Total Non-Interest Income	158,563	169,131	326,639	352,016

Non-Interest Expense:
Employee Compensation & Benefits	145,248	139,014	286,559	274,383
Occupancy & Equipment, net	51,254	46,949	102,546	92,903
Amortization of Identifiable Intangibles	8,859	9,133	17,718	18,266
Other Operating Expenses	55,310	54,697	112,026	110,894
Merger Related Expenses	5,233	—	5,233	—
Settlement Recovery	(16,031)	—	(16,031)	—

Total Non-Interest Expense	249,873	249,793	508,051	496,446

Income Before Income Taxes	329,578	372,411	647,953	770,962
Provision for Income Taxes	108,761	130,345	217,008	269,861

Net Income	$220,817	$242,066	$430,945	$501,101

Earnings Per Share:
Basic	$0.49	$0.52	$0.95	$1.07
Diluted	$0.48	$0.51	$0.94	$1.06
See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30,
(in thousands)	2006	2005
Cash Flows from Operating Activities:
Net Income	$430,945	$501,101
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	18,000	18,000
Depreciation	23,653	20,617
Net Amortization/(Accretion):
Securities	11,629	13,681
Loans	8,222	8,841
Borrowings & Time Deposits	(79,569)	(64,637)
Intangibles	17,719	18,266
Deferred Compensation	14,019	11,357
Gain on Sale of Loans Held-for-Investment	—	(4,293)
Securities Gains	(10,821)	(15,519)
Capitalization of Mortgage Servicing Rights	(32,839)	(81,154)
Amortization of Mortgage Servicing Rights	45,412	40,580
Temporary (Recovery)/Impairment Charge — Mortgage Servicing Rights	(18,592)	34,971
Loans Held-for-Sale:
Originations (1)	(16,273,448)	(18,837,611)
Proceeds from Sale	15,164,479	17,681,069
Gains on Sale of Loans	(184,065)	(225,944)
Other	245,959	760,312
Other, Net	96,313	52,700

Net Cash Used in Operating Activities	(522,984)	(67,663)

Cash Flows from Investing Activities:
Loans Held-for-Investment Originated, Net of Principal Repayments and Charge-offs	(2,356,363)	(2,984,916)
Purchases of Securities Available-for-Sale	(806,026)	(1,537,330)
Proceeds from Sale of Securities Available-for-Sale	965,022	1,983,910
Maturities, Redemptions, Calls and Principal Repayments on Securities Available-for-Sale	1,146,695	2,097,417
Purchases of Securities Held-to-Maturity	(1,000)	(1,000)
Maturities, Redemptions, Calls and Principal Repayments on Securities Held-to-Maturity	7,744	24,737
Proceeds from Sale of Loans Held-for-Investment	29,663	960,503
Purchases of Premises and Equipment, net	(33,246)	(30,713)

Net Cash (Used in)/Provided by Investing Activities	$(1,047,511)	$512,608

Cash Flows from Financing Activities:
Net Increase in Customer Deposit Liabilities	$217,883	$2,672,497
Net Increase/(Decrease) in Borrowings	1,599,919	(3,162,063)
Purchase of Treasury Stock	(131,839)	—
Exercise of Options and Common Stock Sold for Cash	77,582	55,867
Cash Dividends Paid	(232,809)	(209,202)

Net Cash Provided by/(Used in) Financing Activities	1,530,736	(642,901)

Net Decrease in Cash and Cash Equivalents	(39,759)	(197,956)
Cash and Cash Equivalents at Beginning of the Period	1,062,249	1,062,900

Cash and Cash Equivalents at End of the Period	$1,022,490	$864,944

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest Expense	$631,238	$520,294

Income Taxes	$132,552	$86,662

During the Period, the Company Purchased Various Securities which Settled in the Subsequent Period	$45,726	$70,166

(1)	Excludes loans retained in the held-for-investment portfolio totaling $1.4 billion and $3.6 billion during 2006 and 2005, respectively
See accompanying notes to consolidated financial statements

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

				Accumulated
				Other			Total
(Dollars in thousands, except share	Common	Additional Paid	Retained	Comprehensive	Deferred	Treasury	Stockholders’
amounts)	Stock	In Capital	Earnings	(Loss)/Income	Compensation	Stock	Equity
Balance, December 31, 2004	$4,745	$6,968,493	$2,064,148	$240	($125,174)	($31,373)	$8,881,079
Net Income	—	—	501,101	—	—	—	501,101
Cash Dividends ($.44 per share)	—	—	(210,465)	—	—	—	(210,465)
Issuance of Stock (147,590 shares)	47	1,072	—	—	—	3,119	4,238
Restricted Stock Activity, net	—	1,207	—	—	10,014	(191)	11,030
Stock Based Compensation Activity, net	—	36,514	—	—	—	14,099	50,613
Other Comprehensive Loss, net of tax	—	—	—	(21,316)	—	—	(21,316)

Balance, June 30, 2005	$4,792	$7,007,286	$2,354,784	($21,076)	($115,160)	($14,346)	$9,216,280

Balance, December 31, 2005	$4,806	$7,035,314	$2,581,047	$(108,898)	($154,772)	($355,256)	$9,002,241
Net Income	—	—	430,945	—	—	—	430,945
Cash Dividends ($.50 per share)	—	—	(232,491)	—	—	—	(232,491)
Issuance of Stock (152,769 shares)	1	236	—	—	—	3,991	4,228
Reclassification of Deferred Compensation to Additional Paid in Capital upon Adoption of SFAS No. 123(R)	—	(154,772)	—	—	154,772	—	—
Restricted Stock Activity, net	—	14,462	—	—	—	60	14,522
Stock Based Compensation Activity, net	—	(19,430)	—	—	—	92,664	73,234
Purchases of Treasury Stock (5,101,900 shares)	—	—	—	—	—	(131,839)	(131,839)
Other Comprehensive Loss, net of tax	—	—	—	(98,263)	—	—	(98,263)

Balance, June 30, 2006	$4,807	$6,875,810	$2,779,501	($207,161)	$—	($390,380)	$9,062,577

See accompanying notes to consolidated financial statements

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2006	2005	2006	2005
Net Income	$220,817	$242,066	$430,945	$501,101

Other Comprehensive Income
Unrealized (Losses)/Gains On Securities:
Changes in Unrealized (Losses)/Gains Arising During the Period	$(66,801)	$127,453	$(163,089)	$(33,371)
Less: Reclassification Adjustment for Gains Included in Net Income	(4,099)	(10,884)	(10,821)	(15,519)

Changes in Unrealized (Losses) /Gains Arising During the Period	(70,900)	116,569	(173,910)	(48,890)
Related Tax Effect on Unrealized (Losses) /Gains During the Period	30,487	(50,095)	74,783	21,019

Net Change in Unrealized (Losses) /Gains Arising During the Period	(40,413)	66,474	(99,127)	(27,871)

Unrealized Gains/(Losses) On Derivative Instruments:
Changes in Unrealized Gains/(Losses) Arising During the Period	$443	$(1,131)	$1,021	$9,707
Add: Reclassification Adjustment for Expenses Included in Net Income	203	690	496	1,790

Changes in Unrealized Gains/(Losses) Arising During the Period	646	(441)	1,517	11,497
Related Tax Effect on Unrealized Gains/(Losses) During the Period	(277)	191	(653)	(4,942)

Net Change in Unrealized (Losses) /Gains Arising During the Period	369	(250)	864	6,555

Net Other Comprehensive (Loss)/Income	$(40,044)	$66,224	$(98,263)	$(21,316)

Comprehensive Income	$180,773	$308,290	$332,682	$479,785

See accompanying notes to consolidated financial statements

North Fork Bancorporation, Inc.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
June 30, 2006 and 2005
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
Proposed Plan of Merger with Capital One Financial Corporation
     On March 12, 2006, North Fork announced that it had entered into an Agreement and Plan of Merger with Capital One Financial Corporation (“Capital One”) pursuant to which North Fork would merge with and into Capital One, with Capital One continuing as the surviving corporation. Capital One, headquartered in McLean, Virginia, is a financial holding company whose banking and non-banking subsidiaries market a variety of financial products and services. Capital One’s primary products and services offered through its subsidiaries include credit card products, deposit products, consumer and commercial lending, automobile and other motor vehicle financing, and a variety of other financial products and services for consumers, small businesses and commercial clients.
     Subject to the terms and conditions of the merger agreement, each holder of North Fork common stock will have the right, subject to proration, to elect to receive, for each share of North Fork common stock, cash or Capital One common stock, in either case having a value equal to $11.25 plus the product of in connection with the proposed merger, 0.2216 times the average closing sales price of Capital One’s common stock for the five trading days immediately preceding the merger date. Based on Capital One’s closing NYSE stock price of $89.92 on March 10, 2006, the transaction is valued at $31.18 per North Fork share, for a total transaction value of approximately $14.6 billion.
     The merger is subject to certain conditions, including approval by North Fork stockholders and Capital One stockholders, receipt of regulatory approvals and other customary closing conditions, and is expected to close in the fourth quarter of 2006. In connection with the proposed merger, Capital One filed with the Securities and Exchange Commission (the “SEC”) a Registration Statement on Form S-4 that included a joint proxy statement of Capital One and North Fork that also constitutes a prospectus of Capital One. Capital One and North Fork mailed the joint proxy statement/prospectus to their respective shareholders on or about July 14, 2006. Investors and security holders are urged to read the definitive joint proxy statement/prospectus (including all filings subsequent to the date of mailing that are incorporated by reference therein as provided in the joint proxy statement/prospectus) regarding the proposed merger.
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

     These unaudited interim consolidated financial statements and related management’s discussion and analysis should be read together with the consolidated financial information in our 2005 Annual Report on Form 10-K/A, previously filed with the United States Securities and Exchange Commission (“SEC”). Results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results of operations which may be expected for the full year 2006 or any future interim period.
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
Accounting for Stock-Based Compensation
     On January 1, 2006, we adopted SFAS No. 123R — “Accounting for Stock Based Compensation, Share Based Payment”, (SFAS 123R) which replaced the guidance prescribed in SFAS 123. SFAS 123R requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The associated costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Restricted stock awards previously recorded as deferred compensation, a component of stockholders’ equity were reclassified to additional paid-in-capital upon adoption. Restricted Stock Awards are recorded at fair value at the date of grant and are amortized to compensation expense over the awards vesting period in accordance with SFAS 123R. This accounting practice is consistent with our prior accounting treatment of restricted stock awards. Substantially, all employee stock options are awarded at the end of the year as part of an employees overall compensation, based on the individual’s performance during that year, and either vest immediately or over a nominal period. Therefore, the effect on net income of expensing stock options during the three and six months ended June 30, 2006 was not material.
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

NOTE 2 — SECURITIES
The amortized cost and estimated fair values of available-for-sale securities are as follows:

	June 30, 2006		December 31, 2005		June 30, 2005
Available-for-Sale	Amortized	Fair	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value	Cost	Value
CMO Agency Issuances	$3,188,748	$3,036,421	$3,604,117	$3,511,285	$4,269,559	$4,231,390
CMO Private Issuances	3,305,213	3,179,137	3,484,016	3,409,789	3,941,709	3,926,929
Agency Pass-Through Certificates	1,744,499	1,685,025	1,986,388	1,956,487	2,328,213	2,335,485
State & Municipal Obligations	671,738	663,997	884,742	881,238	768,793	771,349
Equity Securities (1) (2)	732,923	724,836	663,371	675,525	685,873	693,509
U.S. Treasury & Agency Obligations	188,734	184,003	233,468	231,152	278,294	277,806
Other Securities	398,535	394,199	628,737	630,501	685,176	688,312

Total Available-for-Sale Securities	$10,230,390	$9,867,618	$11,484,839	$11,295,977	$12,957,617	$12,924,780

(1)	Amortized cost and fair value includes $426.8 million, $265.8 million and $291.8 million in Federal Home Loan Bank Stock at June 30, 2006, December 31, 2005 and June 30, 2005, respectively.

(2)	Amortized cost and fair value includes $273.8 million and $266.0 million at June 30, 2006, respectively, $332.3 million and $342.8 million at December 31, 2005, respectively and $332.3 million and $337.4 million at June 30, 2005, respectively of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association Preferred Stock, respectively.
The amortized cost and estimated fair values of held-to-maturity securities are as follows:

	June 30, 2006		December 31, 2005		June 30, 2005
Held-to-Maturity	Amortized	Fair	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value	Cost	Value
Agency Pass-Through Certificates	$42,400	$40,852	$46,155	$45,814	$50,491	$51,428
State & Municipal Obligations	36,562	37,571	38,301	40,116	41,372	43,951
CMO Private Issuances	8,648	8,215	9,430	8,958	15,356	14,902
Other Securities	9,734	9,683	10,324	10,240	11,210	11,156

Total Held-to-Maturity Securities	$97,344	$96,321	$104,210	$105,128	$118,429	$121,437

     At June 30, 2006, securities carried at $6.8 billion were pledged to secure securities sold under agreements to repurchase, other borrowings, and for other purposes as required by law. Securities pledged under agreements pursuant to which the collateral may be sold or repledged by the secured parties approximated $3.2 billion, while securities pledged under agreements pursuant to which the secured parties may not sell or repledge approximated $3.6 billion at June 30, 2006.
NOTE 3 — LOANS
The composition of loans designated as held-for-sale are summarized as follows:

Loans Held-for-Sale	June 30,	% of	December 31,	% of	June 30,	% of
(dollars in thousands)	2006	Total	2005	Total	2005	Total
Residential Mortgages	$4,319,709	81%	$3,824,547	89%	$5,481,104	87%
Home Equity	1,035,928	19	496,656	11	852,137	13

Total	$5,355,637	100%	$4,321,203	100%	$6,333,241	100%
Deferred Origination Costs	50,704		38,064		64,878

Total Loans Held-for-Sale	$5,406,341		$4,359,267		$6,398,119

The composition of loans held-for-investment are summarized as follows:

Loans Held-for- Investment	June 30,	% of	December 31,	% of	June 30,	% of
(dollars in thousands)	2006	Total	2005	Total	2005	Total
Commercial Mortgages	$7,079,501	20%	$6,206,416	19%	$5,725,316	18%
Commercial & Industrial	5,806,928	16	4,709,440	14	3,879,830	12

Total Commercial	12,886,429	36%	10,915,856	33%	9,605,146	30%
Residential Mortgages	14,519,282	41	15,068,443	45	16,176,829	49
Multi-Family Mortgages	5,134,232	15	4,821,642	15	4,485,420	14
Consumer	1,749,383	5	1,558,782	5	1,521,869	5
Construction & Land	1,222,981	3	829,273	2	653,002	2

Total	$35,512,307	100%	$33,193,996	100%	$32,442,266	100%
Unearned Income & Deferred Origination Costs, net	39,253		38,240		40,508

Total Loans Held-for -Investment	$35,551,560		$33,232,236		$32,482,774

At June 30, 2006, loans held-for-investment of $8.9 billion were pledged as collateral under borrowing arrangements with the Federal Home Loan Bank of New York.
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
The following table presents the components of non-performing assets as of the dates indicated:

	June 30,	December 31,	June 30,
(in thousands)	2006	2005	2005
Commercial Mortgages	$1,833	$498	$6,409
Commercial & Industrial	9,384	7,970	7,768

Total Commercial	11,217	8,468	14,177
Residential Mortgages	14,219	19,315	63,979
Multi-Family Mortgages	—	550	44
Consumer	1,837	2,684	2,179
Construction and Land	—	—	308

Non-Performing Loans Held-for-Investment	$27,273	$31,017	$80,687
Non-Performing Loans Held-for-Sale	27,148	13,931	45,377
Other Real Estate	3,255	4,101	14,557

Total Non-Performing Assets	$57,676	$49,049	$140,621

Allowance for Loan Losses to Non-Performing Loans Held-for-Investment	823%	703%	270%
Allowance for Loan Losses to Total Loans Held-for-Investment	.63	.66	.67
Non-Performing Loans to Total Loans Held-for-Investment	.08	.09	.25
Non-Performing Assets to Total Assets	.10	.09	.23
     Non-performing loans held-for-investment includes loans ninety days past due and still accruing totaling $1.6 million, $3.5 million and $4.7 million at June 30, 2006, December 31, 2005 and June 30, 2005, respectively.
     Future levels of non-performing assets will be influenced by prevailing economic conditions and the impact of those conditions on our customers, prevailing interest rates, unemployment rates, property values, and other internal and external factors, including potential sales of such assets.

NOTE 4 — ALLOWANCE FOR LOAN LOSSES
A summary of changes in the allowance for loan losses for loans held-for-investment is shown below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2006	2005	2006	2005
Balance at Beginning of Period	$221,256	$215,307	$217,939	$211,097
Provision For Loan Losses	9,000	9,000	18,000	18,000

Total	230,256	224,307	235,939	229,097
Recoveries Credited to the Allowance	4,029	4,141	7,181	9,143
Losses Charged to the Allowance	(9,714)	(10,576)	(18,549)	(20,368)

Balance at End of Period	$224,571	$217,872	$224,571	$217,872

Annualized Net Charge-offs to Average Loans, net	.07%	.08%	.07%	.07%

NOTE 5 — FEDERAL FUNDS PURCHASED AND COLLATERALIZED BORROWINGS
The following table summarizes the components of federal funds purchased and collateralized borrowings for the periods indicated:

	June 30,	December 31,	June 30,
(in thousands)	2006	2005	2005
Federal Funds Purchased	$1,412,000	$2,634,000	$1,957,925
Securities Sold Under Repurchase Agreements	2,735,387	3,783,017	5,211,985
Federal Home Loan Bank Advances	7,102,228	3,283,604	4,217,661

Total Federal Funds Sold and Collateralized Borrowings	$11,249,615	$9,700,621	$11,387,571

The expected maturity or repricing of Federal Home Loan Bank (“FHLB”) Advances and Securities Sold under Repurchase Agreements (“Repo’s”) at June 30, 2006 is as follows:

(dollars in thousands)	FHLB	Average		Average		Average
Maturity	Advances	Rate (1)	Repo’s	Rate (1)	Total (2)	Rate (1)
2006	$5,925,015	5.08%	$1,082,527	3.86%	$7,007,542	4.89%
2007	150,000	3.77	700,000	3.05	850,000	3.18
2008	650,000	2.67	550,000	4.30	1,200,000	3.42
2009	200,000	2.93	—	—	200,000	2.93
2010	100,000	5.90	275,000	3.90	375,000	4.44
Thereafter	—	—	100,000	4.39	100,000	4.39

Total	$7,025,015	4.78%	$2,707,527	3.76%	$9,732,542	4.49%

(1)	Reflects the impact of purchase accounting adjustments and interest rate swaps.

(2)	Excludes $77.2 million and $27.9 million of purchase accounting discounts on the FHLB Advances and Repo’s, respectively.
Interest rate swaps were used to convert $75 million in Repo’s from variable rates to fixed rates. These swaps qualify as cash flow hedges and are explained in more detail in “Note 9 — Derivative Financial Instruments.”

NOTE 6 — OTHER BORROWINGS
The following tables summarize other borrowings outstanding as of the dates indicated:
SUBORDINATED NOTES

	June 30,	December 31,	June 30,
(in thousands)	2006	2005	2005
Parent Company:
5.875% Subordinated Notes due August 2012	$349,453	$349,408	$349,364
5.0% Fixed Rate/Floating Rate Subordinated Notes due August 2012	150,000	150,000	150,000
Subsidiary Bank:
9.25% Subordinated Bank Notes due October 2010	175,613	178,622	181,632

Total Subordinated Notes	675,066	678,030	680,996
Fair Value Hedge Adjustment	(38,745)	(31,040)	(18,993)

Total Subordinated Notes Carrying Amount	$636,321	$646,990	$662,003

     $350 million of 5.875% Subordinated Notes and $150 million of 5% Fixed Rate/Floating Rate Subordinated Notes which mature in 2012, were issued in August 2002 and qualify as Tier II capital for regulatory purposes. The 5.875% Subordinated Notes bear interest at a fixed rate through maturity, pay interest semi-annually and are not redeemable prior to maturity. The Fixed Rate/Floating Rate Notes bear interest at a fixed rate of 5% per annum for the first five years, and convert to a floating rate thereafter until maturity based on three-month LIBOR plus 1.87%. Beginning in the sixth year, we have the right to redeem the Fixed Rate/Floating Rate Notes at par plus accrued interest.
     At June 30, 2006, $350 million in pay floating swaps, designated as fair value hedges on the 5.875% Subordinated Notes, were used to convert a corresponding amount of the Notes from their stated fixed rates to variable rates indexed to three-month LIBOR. At December 31, 2005 and June 30, 2005, $150 million in pay floating swaps, designated as fair value hedges on the 5.0% Fixed/Floating Rate Subordinated Notes were used to convert their stated fixed rates to variable rates indexed to three-month LIBOR. As of April 1, 2006 it was determined that there swaps did not meet the stated requirements of the short cut method of accounting as prescribed in SFAS No. 133 and accordingly they were reclassified as trading instruments and are more fully described in Note 9 – Derivative Financial Instruments. The fair value hedge adjustments in the table above includes the effect of the on the $150 million 5.0% Fixed/Floating Subordinated Noted resulting from the fair value hedges that existed at December 31, 2005 and June 30, 2005, respectively.
     $150 million of 9.25% Subordinated Bank Notes mature in 2010, pay interest semi-annually and have a carrying value of $175.6 million at June 30, 2006. These Notes were assumed through a prior acquisition and include a remaining fair value discount totaling $25.6 million, $28.6 million and $31.6 million at June 30, 2006, December 31, 2005 and June 30, 2005, respectively, which reduces the effective cost of funds to 4.61%. As of June 30, 2006, $120 million qualified as Tier II capital for regulatory purposes.
JUNIOR SUBORDINATED DEBT (related to Trust Preferred Securities):

	June 30,	December 31,	June 30,
(in thousands)	2006	2005	2005
8.70% Junior Subordinated Debt — due December 2026	$102,845	$102,839	$102,833
8.00% Junior Subordinated Debt — due December 2027	102,817	102,811	102,804
8.17% Junior Subordinated Debt — due May 2028	46,547	46,547	46,547
9.10% Junior Subordinated Debt — due June 2027	228,553	235,867	236,560

Total Junior Subordinated Debt	480,762	488,064	488,744
Fair Value Hedge Adjustment	—	7,427	15,984

Total Junior Subordinated Debt Carrying Amount	$480,762	$495,491	$504,728

     Capital Securities (or “Trust Preferred Securities”), which qualify as Tier I Capital for regulatory purposes, were issued through Wholly-Owned Statutory Business Trusts (the “Trusts”). The Trusts were initially capitalized by the Company and the proceeds of both the common stock and Capital Securities were used to acquire Junior Subordinated Debt issued by the Company. The Capital Securities are obligations of the Trusts. The Junior Subordinated Debt and Capital Securities bear the same interest rates, are due concurrently and are non-callable at any time in whole or in part for ten years from the date of issuance, except in certain limited circumstances. They may be redeemed annually thereafter, in whole or in part, at declining premiums to maturity. The costs associated with these issuances have been capitalized and are being amortized to maturity using the straight-line method.

     The 9.10% Junior Subordinated Debt due June 2027 was assumed through a prior acquisition and includes a remaining fair value discount of $22.4 million, $29.7 million and $30.4 million at June 30, 2006, December 31, 2005 and June 30, 2005, respectively, which reduced the effective cost of funds to 7.63%.
     Pay floating swaps with a $245 million notional value were previously designated as fair value hedges of the 8.70%, 8.00% and 8.17% Junior Subordinated Debt issuances. These swaps were used to convert a corresponding amount of debt from their stated fixed rates to variable rates indexed to three-month LIBOR. As a result of a detailed review of our accounting treatment for all derivative transactions these swaps were reclassified as trading instruments, effective March 31, 2006 and are more fully described in Note 9 – Derivative Financial Instruments.
SENIOR NOTES:

	June 30,	December 31,	June 30,
(in thousands)	2006	2005	2005
3.20% Senior Notes — due June 2008	$345,983	$344,945	$343,907
Fair Value Hedge Adjustment	—	(10,062)	(4,301)

Total Senior Notes Carrying Amount	$345,983	$334,883	$339,606

     $350 million of 3.20% Senior Notes mature in 2008, and pay interest semi-annually. These notes include the remaining fair value premium from a prior acquisition of $4.0 million, $5.1 million and $6.1 million at June 30, 2006, December 31, 2005 and June 30, 2005, respectively, which increased the effective cost of funds to 3.84%.
     Pay floating swaps with a $350 million, notional value were previously designated as fair value hedges on the Senior Notes. These swaps were used to convert a corresponding amount of Notes from their stated fixed rates to variable rates indexed to three-month LIBOR. As a result of a detailed review of our accounting treatment for all derivative transactions these swaps were reclassified as trading instruments, effective April 1, 2006 and are more fully described in Note 9 – Derivative Financial Instruments.
NOTE 7 — MORTGAGE SERVICING RIGHTS
     The following table sets forth the change in the carrying value and fair value of mortgage servicing rights for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2006	2005	2006	2005
Mortgage Servicing Rights:
Balance, Beginning of Period	$283,626	$283,268	$290,550	$254,857
Originations	15,779	31,099	32,839	81,154
Amortization	(21,814)	(20,591)	(45,412)	(40,580)
Sales	(514)	(5,323)	(900)	(6,978)

Balance, End of Period	$277,077	$288,453	$277,077	$288,453

Valuation allowance:
Balance, Beginning of Period	$(7,435)	$—	$(23,126)	$—
Temporary Recovery/(Impairment) on Mortgage Servicing Rights	2,901	(34,971)	18,592	(34,971)

Balance, End of Period	$(4,534)	$(34,971)	$(4,534)	$(34,971)

Mortgage Servicing Rights, net	$272,543	$253,482	$272,543	$253,482

Fair Value of Mortgage Servicing Rights	$301,109	$253,871	$301,109	$253,871

Ratio of Mortgage Servicing Rights to Related Loans Serviced for Others	0.97%	0.86%	0.97%	0.86%

Weighted Average Service Fee	0.28%	0.29%	0.28%	0.29%

The table below provide the significant assumptions used in estimating the fair value of servicing assets for the periods indicated:

	June 30,	June 30,
	2006	2005
Weighted Avg. Prepayment Rate (includes default Rate)	24.90	29.70
Weighted Avg. Life (in years)	4.1	3.1
Cash Flows, Discount Rate	10.50%	10.60%
     At June 30, 2006, the sensitivities to immediate 10% and 20% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $12.3 million and $23.3 million, respectively.
     At June 30, 2006, the aggregate principal balance of mortgage loans serviced for others, excluding interim servicing was $28.0 billion.
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
     A summary of the changes in the representation and warranty reserve is shown below for the periods indicated:

	At and for the	At and for the
	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2006	June 30, 2006
Balance at Beginning of Period	$131,745	$128,620
Provisions for Estimated Losses (1)	11,844	23,325
Losses Incurred	(16,642)	(24,998)

Balance at End of Period	$126,947	$126,947

(1)	The provision is reported as a reduction to gain on sale of loans.
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
The following table details the interest rate swaps and their associated hedged liabilities outstanding as of June 30, 2006:

(dollars in thousands)	Hedged	Notional	Fixed	Variable
Maturity	Liability	Amount	Interest Rate	Interest Rate
Pay Fixed Swaps – 2008	Repurchase Agreements	$75,000	6.14%	5.16%
Pay Floating Swaps – 2012	5.875% Subordinated Notes	350,000	5.88	7.47

     At June 30, 2006, $75 million in pay fixed swaps, designated as cash flow hedges, were outstanding. These agreements change the repricing characteristics of certain repurchase agreements, requiring us to make periodic fixed rate payments and receive periodic variable rate payments indexed to three-month LIBOR, based on a common notional amount and identical payment and maturity dates. At June 30, 2006, these swaps had an unrealized loss of $0.7 million, which is recorded as a component of other liabilities on the accompanying balance sheet (the net of tax balance of $0.4 million is reflected in stockholders’ equity as a component of accumulated other comprehensive loss). The use of pay fixed swaps increased interest expense by $0.2 million and $0.7 million in the second quarters of 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, these swaps increased interest expense by $0.5 million and $1.8 million, respectively. Based upon the current interest rate environment, approximately $0.2 million of the unrealized loss is expected to be reclassified from accumulated other comprehensive loss in the next twelve months.
     At June 30, 2006, $350 million of pay floating swaps, designated as fair value hedges, were used to convert the stated fixed rate on the 5.875% subordinated notes to variable rates indexed to three-month LIBOR. The swap term and payment dates match the related terms of the subordinated notes. At June 30, 2006, the fair value adjustment on these swaps resulted in a loss of $38.7 million and is reflected as a component of other liabilities. The carrying amount of the $350 million in subordinated notes was decreased by an identical amount. These swaps increased interest expense by approximately $1.3 million $2.1 million and reduced interest expense by $0.4 million and $1.3 million for the three and six months ended June 30, 2006 and 2005, respectively. There was no hedge ineffectiveness recorded in the Consolidated Statements of Income on these transactions for all periods reported.
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
     The notional amount of all forward contracts was $2.2 billion at June 30, 2006. The forward contracts designated as fair value hedges associated with mortgage loans held-for-sale had a notional value of $1.7 billion at June 30, 2006. The notional amount of forward contracts used to manage the risk associated with interest rate lock commitments on mortgage loans was $554 million at June 30, 2006.
     The following table shows hedge ineffectiveness on fair value hedges included in gain on sale of loans for the period indicated:

	Three Months Ended		Six Months Ended
(in thousands )	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
(Loss)/Gain on Hedged Mortgage Loans	$(7,042)	$9,053	$(9,382)	$2,169
(Loss)/Gain on Derivatives	5,579	(9,595)	7,938	(3,373)

Hedge Ineffectiveness	$(1,463)	$(542)	$(1,444)	$(1,204)

Trading Instruments
     The following table details the interest rate swaps designated as trading instruments as of June 30, 2006:

(dollars in thousands)	Previously Hedged	Notional	Fixed	Variable
Maturity	Liability	Amount	Interest Rate	Interest Rate
Pay Floating Swaps
2007	5.00% Subordinated Notes	$150,000	5.00%	7.48%
2008	3.20% Senior Notes	350,000	3.20%	4.93%
2026	8.70% Junior Subordinated Debt	100,000	8.70%	7.03%
2027	8.00% Junior Subordinated Debt	100,000	8.00%	6.40%
2028	8.17% Junior Subordinated Debt	45,000	8.17%	7.93%
     During 2006, we performed a detailed review of our accounting treatment for all derivative transactions and determined that certain transactions did not meet the requirements of the “short-cut” method of accounting under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities”. As a result, hedge accounting was not appropriate for the transactions contained in the above table since inception. Accordingly, they have been reclassified as trading instruments on the accompanying balance sheet. For the three and six months ended June 30, 2006, $23.2 million and $21.1 million was recorded as trading losses on the accompanying statement of income, respectively. We believe that the interest rate swaps have and will continue to be effective economic hedges. There was no impact nor will there be any future impact on our cash flows resulting from this change.
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

     The following table presents total commitments and letters of credit outstanding for our retailing banking segment at June 30, 2006:

(in thousands)	2006
Commitments to Extend Credit on Loans Held-for-Investment (1)	$4,854,297
Standby Letters of Credit (2)	528,212
Commercial Letters of Credit	25,191

(1)	At June 30, 2006, commitments to extend credit on loans held-for-investment with maturities of less than one year totaled $2.4 billion, while $2.4 billion mature between one and three years.

(2)	Standby letters of credit are considered guarantees and are reflected in other liabilities in the accompanying Consolidated Balance Sheet at their estimated fair value of $1.8 million as of June 30, 2006. The fair value of these instruments is recognized as income over the initial term of the guarantee.
Mortgage Banking
     At June 30, 2006, the pipeline of residential mortgage loans (including Home Equity Lines of Credit) was $6.2 billion and included $1.5 billion of fixed rate loans and $4.7 billion of adjustable rate loans. The pipeline represents total applications approved but not yet funded.
     We are also contractually committed to fund the undrawn portion of Home Equity Lines of Credit (“HELOCs”), which were previously originated. This commitment extends to both HELOCs held-for-sale and those previously sold with servicing retained.
The following table presents total commitments and lines of credit outstanding for GPM at June 30, 2006:

(in thousands)	2006
Commitments to Originate Mortgage Loans Held-for-Sale	$6,246,558
Commitments to Fund HELOC’s	215,247

NOTE 11 — RETIREMENT AND OTHER EMPLOYEE BENEFITS
The components of net periodic benefit costs for pension and post-retirement benefits are as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
(in thousands)	Pension		Post-Retirement		Pension		Post-Retirement
Components of Net Periodic Benefit Cost:
Service Cost	$3,134	$2,563	$492	$513	$6,268	$5,126	$984	$1,026
Interest Cost	2,716	2,600	480	704	5,432	5,200	960	1,408
Expected Return on Plan Assets	(5,192)	(4,974)	(131)	(64)	(10,384)	(9,948)	(262)	(128)
Amortization of Prior Service Cost	114	(66)	(20)	(20)	181	(132)	(40)	(40)
Amortization of Transition Asset/Obligation	—	(24)	73	73	—	(131)	146	146
Recognized Actuarial Loss/(Gain)	437	273	(14)	94	874	546	(28)	188

Net Periodic Benefit Cost	$1,209	$372	$880	$1,300	$2,371	$661	$1,760	$2,600

We do not anticipate making a contribution to either our pension plan or post-retirement benefit plan in 2006.
Bank Owned Life Insurance
     We maintain three Bank Owned Life Insurance Trusts (commonly referred to as BOLI) on the consolidated balance sheet. The BOLI trusts were formed to offset future employee benefit costs and to provide additional benefits due to their tax exempt nature. Only officer level employees, who have consented, have been insured under the program.
     The underlying structure of the initial BOLI trust formed, requires that the assets supporting the insurance policies be reported on the consolidated balance sheet, principally as a component of the available-for-sale securities portfolio and the related income to be characterized as either interest income or gain/(loss) on sale of securities. At June 30, 2006 and 2005, $232.7 million and $225.0 million, respectively were held by the trust and are principally included in the available-for-sale securities portfolio. Based on the underlying structures of the other two BOLI trusts, the cash surrender values (“CSV”) of the life insurance policies held by the trusts are required to be classified as other assets on the consolidated balance sheet and the related income/(loss) be characterized as other income. The cash surrender value of the policies held by these trusts were $214.2 million and $205.7 million at June 30, 2006 and 2005, respectively.
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

     Management believes that the following tables provides a reasonable representation of each segment’s contribution to consolidated net income for the three months ended June 30, 2006 and 2005, respectively.

(in thousands)	Retail	Mortgage	Segment		Consolidated
For the Three Months Ended June 30, 2006	Banking	Banking	Totals	Other	Operations

Net Interest Income	$425,788	$3,981	$429,769	$119	$429,888
Provision for Loan Losses	9,000	—	9,000	—	9,000

Net Interest Income After Provision for Loan Losses	416,788	3,981	420,769	119	420,888

Non-Interest Income:
Mortgage Banking Income	—	126,623	126,623	(20,854)	105,769
Customer Related Fees & Service Charges	40,291	—	40,291	—	40,291
Investment Management, Commissions & Trust Fees	9,127	—	9,127	—	9,127
Other Operating Income	18,077	4,423	22,500	—	22,500
Securities Gains, net	4,099	—	4,099	—	4,099
Trading Losses	(23,223)	—	(23,223)	—	(23,223)

Total Non-Interest Income	48,371	131,046	179,417	(20,854)	158,563

Non-Interest Expense:
Employee Compensation & Benefits	96,017	49,231	145,248	—	145,248
Occupancy & Equipment Expense, net	40,443	10,811	51,254	—	51,254
Other Operating Expense	59,277	18,845	78,122	(13,953)	64,169
Merger Related Expenses	5,233	—	5,233	—	5,233
Settlement Recovery	(16,031)	—	(16,031)	—	(16,031)

Total Non-Interest Expense	184,939	78,887	263,826	(13,953)	249,873

Income Before Income Taxes	280,220	56,140	336,360	(6,782)	329,578
Provision for Income Taxes	89,579	22,031	111,610	(2,849)	108,761

Net Income	$190,641	$34,109	$224,750	$(3,933)	$220,817

Total Assets	$52,634,925	$6,746,910	$59,381,835	$—	$59,381,835

(in thousands)	Retail	Mortgage	Segment		Consolidated
For the Three Months Ended June 30, 2005	Banking	Banking	Totals	Other	Operations

Net Interest Income	$432,093	$29,799	$461,892	$181	$462,073
Provision for Loan Losses	9,000	—	9,000	—	9,000

Net Interest Income After Provision for Loan Losses	423,093	29,799	452,892	181	453,073

Non-Interest Income:
Mortgage Banking Income	—	114,534	114,534	(23,854)	90,680
Customer Related Fees & Service Charges	41,902	—	41,902	—	41,902
Investment Management, Commissions & Trust Fees	10,287	—	10,287	—	10,287
Other Operating Income	13,415	1,963	15,378	—	15,378
Securities Gains, net	10,884	—	10,884	—	10,884

Total Non-Interest Income	76,488	116,497	192,985	(23,854)	169,131

Non-Interest Expense:
Employee Compensation & Benefits	87,882	51,132	139,014	—	139,014
Occupancy & Equipment Expense, net	37,374	9,575	46,949	—	46,949
Other Operating Expense	55,928	17,738	73,666	(9,836)	63,830

Total Non-Interest Expense	181,184	78,445	259,629	(9,836)	249,793

Income Before Income Taxes	318,397	67,851	386,248	(13,837)	372,411
Provision for Income Taxes	107,659	28,497	136,156	(5,811)	130,345

Net Income	$210,738	$39,354	$250,092	$(8,026)	$242,066

Total Assets	$53,519,909	$6,865,780	$60,385,689	$—	$60,385,689

     Management believes that the following table provides a reasonable representation of each segment’s contribution to consolidated net income for the six months ended June 30, 2006 and 2005, respectively.

(in thousands)	Retail	Mortgage	Segment		Consolidated
For the Six Months Ended June 30, 2006	Banking	Banking	Totals	Other	Operations

Net Interest Income	$825,018	$22,101	$847,119	$246	$847,365
Provision for Loan Losses	18,000	—	18,000	—	18,000

Net Interest Income After Provision for Loan Losses	807,018	22,101	829,119	246	829,365

Non-Interest Income:
Mortgage Banking Income	—	242,862	242,862	(41,021)	201,841
Customer Related Fees & Service Charges	81,394	—	81,394	—	81,394
Investment Management, Commissions & Trust Fees	18,796	—	18,796	—	18,796
Other Operating Income	29,726	5,131	34,857	—	34,857
Securities Gains, net	10,821	—	10,821	—	10,821
Trading Losses	(21,070)	—	(21,070)	—	(21,070)

Total Non-Interest Income	119,667	247,993	367,660	(41,021)	326,639

Non-Interest Expense:
Employee Compensation & Benefits	190,049	96,510	286,559	—	286,559
Occupancy & Equipment Expense, net	81,092	21,454	102,546	—	102,546
Other Operating Expense	120,963	35,424	156,387	(26,643)	129,744
Merger Related Expenses	5,233	—	5,233	—	5,233
Settlement Recovery	(16,031)	—	(16,031)	—	(16,031)

Total Non-Interest Expense	381,306	153,388	534,694	(26,643)	508,051

Income Before Income Taxes	545,379	116,706	662,085	(14,132)	647,953
Provision for Income Taxes	177,179	45,766	222,945	(5,937)	217,008

Net Income	$368,200	$70,940	$439,140	$(8,195)	$430,945

(in thousands)	Retail	Mortgage	Segment		Consolidated
For the Six Months Ended June 30, 2005	Banking	Banking	Totals	Other	Operations
Net Interest Income	$870,147	$62,871	$933,018	$374	$933,392
Provision for Loan Losses	18,000	—	18,000	—	18,000

Net Interest Income After Provision for Loan Losses	852,147	62,871	915,018	374	915,392

Non-Interest Income:
Mortgage Banking Income	—	247,289	247,289	(45,514)	201,775
Customer Related Fees & Service Charges	83,908	—	83,908	—	83,908
Investment Management, Commissions & Trust Fees	21,358	—	21,358	—	21,358
Other Operating Income	25,807	3,649	29,456	—	29,456
Securities Gains, net	15,519	—	15,519	—	15,519

Total Non-Interest Income	146,592	250,938	397,530	(45,514)	352,016

Non-Interest Expense:
Employee Compensation & Benefits	178,794	95,589	274,383	—	274,383
Occupancy & Equipment Expense, net	73,693	19,210	92,903	—	92,903
Other Operating Expense	109,324	36,542	145,866	(16,706)	129,160

Total Non-Interest Expense	361,811	151,341	513,152	(16,706)	496,446

Income Before Income Taxes	636,928	162,468	799,396	(28,434)	770,962
Provision for Income Taxes	213,566	68,236	281,802	(11,941)	269,861

Net Income	$423,362	$94,232	$517,594	$(16,493)	$501,101

The table below presents the components of mortgage banking income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2006	2005	2006	2005

Gain on Sale of Loans Held-for-Sale	$102,316	$120,576	$184,065	$225,944
Mortgage Banking Fees, net	22,366	25,666	44,596	51,382
Amortization of Mortgage Servicing Rights	(21,814)	(20,591)	(45,412)	(40,580)
Temporary (Impairment Charge)/Recovery - Mortgage Servicing Rights	2,901	(34,971)	18,592	(34,971)

Total Mortgage Banking Income	$105,769	$90,680	$201,841	$201,775

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS
     Accounting for Uncertainty in Income Taxes
     On July 13, 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes” which attempts to set out a consistent framework for preparers to use to determine the appropriate level of tax reserves to maintain for “uncertain tax positions.” This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured to be the highest tax benefit which is greater than fifty percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. We are required to adopt this Interpretation as of January 1, 2007. We are still evaluating the impact of the adoption of FIN 48.
     Accounting for Servicing of Financial Assets
     In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 (“SFAS No. 156”), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. We are currently assessing the financial statement impact of implementing this pronouncement.
NOTE 14 — SUBSEQUENT EVENTS
     We have agreed in principle to settle the previously disclosed purported North Fork stockholder class action challenging the proposed merger between Capital One Financial Corporation and North Fork. In the settlement, we will agree to establish a settlement fund in an aggregate amount of $20 million, out of which the plaintiffs’ attorneys fees will be paid, with the remaining balance of the settlement fund to be allocated among North Fork stockholders who are members of the class as of the completion of the merger (other than those stockholders who perfect appraisal rights or opt out of the settlement). We believe that this settlement will result in an expense of approximately $10 million in the third quarter of 2006. In the settlement, Capital One will agree to waive any right to realize total profit in excess of $630 million under the North Fork stock option agreement granted to Capital One in connection with the merger.
     Under the terms of the settlement, all claims relating to the merger agreement and the proposed merger will be dismissed and released on behalf of the settlement class. The settlement is subject to approval by the court in which the action is pending. Upon approval of the proposed settlement by the court, plaintiffs’ attorneys are expected to apply for an award of attorneys’ fees and expenses, which will be paid from the settlement fund.

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
     Factors which could cause or contribute to such differences include, but are not limited to:
•	general business and economic conditions are less favorable than expected;

•	worldwide political and social unrest, including acts of war and terrorism;

•	competitive pressures among financial services companies which may increase significantly;

•	competitive pressures in the mortgage origination business which could have an adverse effect on origination volumes and gain on sale profit margins;

•	changes in the interest rate environment may negatively affect interest margins, mortgage loan originations and the valuation of mortgage servicing rights;

•	changes in the securities and bond markets;

•	changes in real estate markets, including possible erosion in values, which may negatively affect loan origination and portfolio quality;

•	legislative or regulatory environments, requirements or changes adversely affect businesses in which we are engaged;

•	accounting principles, policies, practices or guidelines;

•	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•	technological changes, including increasing dependence on the Internet

•	competition and its effect on pricing, spending, third-party relationships and revenues.

     Other risks related to the proposed plan of merger with Capital One include, but are not limited to:
•	the ability to obtain regulatory approvals for the contemplated transaction with Capital One on the proposed terms and schedule;

•	the failure of Capital One or North Fork stockholders to approve the transaction; • disruption from the transaction making it more difficult to maintain relationships with customers, employees or suppliers;
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
     The merger is subject to certain conditions, including approval by North Fork stockholders and Capital One stockholders, receipt of regulatory approvals and other customary closing conditions, and is expected to close in the fourth quarter of 2006. In connection with the proposed merger, Capital One filed with the Securities and Exchange Commission (the “SEC”) a Registration Statement on Form S-4 that included a joint proxy statement of Capital One and North Fork that also constitutes a prospectus of Capital One. Capital one and North Fork mailed the joint proxy statement/prospectus to their respective shareholders on or about July 14, 2006. Investors and security holders are urged to read the definitive joint proxy statement/prospectus (including all filings subsequent to the date of mailing that are incorporated by reference therein as provided in the joint proxy statement/prospectus) regarding the proposed merger.

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
     Mortgage Banking — Our national mortgage banking segment originates, sells and services a wide variety of mortgages secured by 1-4 family residences and small commercial properties. Most loans are originated through a national wholesale loan broker and correspondent lender network. We offer a broad range of mortgage loan products, to provide maximum flexibility to borrowers, including Jumbo A, specialty, conforming agency mortgage loans, home equity loans and commercial loans. Originations are generally sold into the secondary market and from time to time securitized if market conditions warrant such execution. Certain products including commercial mortgages, are retained in the Bank’s loan portfolio. GPM has established loan distribution channels with various financial institutions including banks, investment banks, broker-dealers, and real estate investment trusts (REITs), as well as both Fannie Mae and Freddie Mac. During the second quarter of 2006, we originated $9.9 billion in loans and sold $7.8 billion at an average gain on sale totaling 130 basis points. The composition of total loan originations was: 49% Specialty, 32% Jumbo A, 13% Home Equity and 6% Agency. Option ARMS, both Alt-A and Jumbo A, accounted for 28% of originations during the second quarter of 2006. All option ARM originations are sold into the secondary market, servicing released. Mortgage originations for new purchases represented 45% of second quarter 2006 production. The weighted average FICO score for all originations was 714. We do not originate sub prime loans, nor will we sacrifice quality to drive origination volume and gain on sales.
     We also engage in mortgage loan servicing, which includes customer service, escrow administration, default administration, payment processing, investor reporting and other ancillary services related to the general administration of mortgage loans. As of June 30, 2006, the mortgage loan servicing portfolio consisted of mortgage loans with an aggregate unpaid principal balance of $49.2 billion, of which $31.9 billion was serviced for investors other than North Fork. Loans held-for-sale totaled $5.4 billion, while the pipeline was $6.2 billion ($2.6 billion was covered under interest rate lock commitments) at June 30, 2006.
     The following table sets forth a summary reconciliation of each business segment’s contribution to consolidated net income as reported:

	For the		For the
	Three Months Ended		Six Months Ended
Summary Consolidated Net Income	June 30, 2006		June 30, 2006
(dollars in thousands)	$	%	$	%
Retail Banking	$190,641	86%	$368,200	85%
Mortgage Banking (1)	30,176	14	62,745	15

Consolidated Net Income	$220,817	100%	$430,945	100%

(1)	Excludes net inter-company activity of $3.9 million and $8.2 million, after taxes for the three and six months ended June 30, 2006, respectively.

Financial Overview
Selected financial highlights for the three and six months ended June 30, 2006 and 2005 are set forth in the table below. The succeeding discussion and analysis describes the changes in components of operating results.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands, except ratios & per share amounts)	2006	2005	2006	2005
Earnings:
Net Income	$220,817	$242,066	$430,945	$501,101
Per Share:
Earnings Per Share — Basic	$.49	$.52	$.95	$1.07
Earnings Per Share — Diluted	.48	.51	.94	1.06
Cash Dividends	.25	.22	.50	.44
Dividend Payout Ratio	53%	44%	54%	42%
Book Value	$19.46	$19.26	$19.46	$19.26
Tangible Book Value (2)	$6.54	$6.68	$6.54	$6.68
Average Equivalent Shares — Basic	455,279	469,413	454,601	467,953
Average Equivalent Shares — Diluted	460,495	474,909	459,699	474,118
Selected Ratios:
Return on Average Total Assets	1.52%	1.58%	1.50%	1.66%
Return on Average Tangible Assets (1)	1.74	1.79	1.72	1.89
Return on Average Equity	9.79	10.59	9.65	11.11
Return on Average Tangible Equity (1)	30.07	31.61	29.92	33.71
Yield on Interest Earning Assets (3)	5.95	5.46	5.92	5.49
Cost of Funds	2.96	2.24	2.89	2.14
Net Interest Margin (3)	3.53	3.59	3.55	3.69
Efficiency Ratio (4)	40.69	36.43	43.51	36.19
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

(2)	Tangible book value is calculated by dividing period-end stockholders’ equity, less period-end goodwill and identifiable intangible assets, by period end shares outstanding. (See detailed schedule on exhibit 99.1).

(3)	Presented on a tax equivalent basis.

(4)	The efficiency ratio, which represents a non-GAAP measure, is defined as the ratio of non-interest expense net of amortization of identifiable intangibles, recourse settlement and merger charges to net interest income on a tax equivalent basis and other non-interest income net of securities gains, temporary (impairment)/recovery on mortgage servicing right and trading losses on derivative instruments.

Financial Results
     Net income for the second quarter ended June 30, 2006 was $220.8 million or diluted earnings per share of $.48 compared to $242.1 million or $.51 diluted earnings per share in the comparable prior year period. Returns on average tangible equity and average tangible assets during the second quarter were 30.1% and 1.74%, respectively, compared to 31.61% and 1.79% in the second quarter of 2005. Net income for the six months ended June 30, 2006 was $430.9 million, or diluted earnings per share of $.94 as compared to $501.1 million or diluted earnings per share of $1.06 for the same period of 2005. Returns on average tangible equity and average tangible assets were 29.9% and 1.72%, respectively, during the six months ended June 30, 2006, as compared to 33.7% and 1.89%, respectively, for the comparable prior year period.
Highlights for the second quarter ended June 30, 2006 when compared to the same period in 2005 include:
•	Robust commercial loan and total loan growth (excluding residential) of 34% and 29%, respectively

•	Reduced non-performing assets by $82.9 million or 59%, improving reserve coverage

•	Mortgage loan originations of $9.9 billion from our mortgage banking subsidiary

•	Continued reduction in the securities portfolio

•	Declaration of the regular quarterly cash dividend of $.25 per common share
Balance Sheet Repositioning
     During the second quarter of 2005, we re-evaluated our asset/liability strategy in response to the Federal Reserve Bank raising short-term interest rates, while long-term rates remained fairly constant. To stabilize our declining net interest margin and reduce interest rate risk exposure, we liquidated lower yielding assets through portfolio sales and cash flows. The liquidity generated throughout the previous twelve months was utilized to fund higher yielding loan growth (excluding residential) and allowed us to redeploy excess capital through share repurchases.
     This balance sheet repositioning started with the sale of $2.4 billion in securities available-for-sale and residential loans held-for-investment in the second quarter of 2005. As this interest rate environment persisted throughout the remainder of 2005 and into 2006, we continued to reduce lower yielding assets through portfolio cash flows. During the past twelve months, lower yielding assets (securities and residential mortgages) declined by $4.7 billion. During the same period, higher yielding loans (excluding residential loans) grew by $4.7 billion or 29%, reducing our reliance on residential mortgages which represented 41% of total loans at June 30, 2006, compared to 49% at June 30, 2005. We also repurchased 20.0 million shares at an average price of $26.14 during the twelve month period ended June 30, 2006. Subsequent to entering into the transaction with Capital One on March 12, 2006, we stopped repurchasing our common stock. As a result of this strategy, we have elected to reduce current earnings in exchange for a more prudent balance sheet.
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

     The following table presents an analysis of net interest income (on a tax equivalent basis) by each major category of interest-earning assets and interest-bearing liabilities for the three months ended June 30,:

	2006			2005
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans Held-for-Investment (2)	$34,654,439	$534,972	6.19%	$32,631,577	$473,934	5.83%
Loans Held-for-Sale (2)	4,978,945	76,088	6.13	5,754,088	73,065	5.09
Securities (1)	10,718,973	136,500	5.11	14,556,278	173,698	4.79
Money Market Investments	47,343	670	5.68	87,406	684	3.14

Total Interest Earning Assets	$50,399,700	$748,230	5.95%	$53,029,349	$721,381	5.46%

Non-Interest Earning Assets:
Cash and Due from Banks	$999,159			$1,015,667
Other Assets (1)	7,001,834			7,435,447

Total Assets	$58,400,693			$61,480,463

Interest Bearing Liabilities:
Savings, NOW & Money Market Deposits	$21,707,006	$134,731	2.49%	$21,794,356	$82,455	1.52%
Time Deposits	8,200,104	59,658	2.92	7,876,539	40,391	2.06

Total Savings and Time Deposits	29,907,110	194,389	2.61	29,670,895	122,846	1.66

Federal Funds Purchased & Collateralized Borrowings	9,845,733	89,628	3.65	13,095,195	105,238	3.22
Other Borrowings (4)	1,454,216	20,119	5.55	1,484,336	19,287	5.21

Total Borrowings	11,299,949	109,747	3.90	14,579,531	124,525	3.43

Total Interest Bearing Liabilities	$41,207,059	$304,136	2.96	$44,250,426	$247,371	2.24

Interest Rate Spread			2.99%			3.22%
Non-Interest Bearing Liabilities:
Demand Deposits	$7,414,598			$7,290,545
Other Liabilities	734,575			768,821

Total Liabilities	49,356,232			52,309,792
Stockholders’ Equity	9,044,461			9,170,671

Total Liabilities and Stockholders ‘ Equity	$58,400,693			$61,480,463

Net Interest Income and Net Interest Margin (3)		$444,094	3.53%		$474,010	3.59%
Less: Tax Equivalent Adjustment		(14,206)			(11,937)

Net Interest Income		$429,888			$462,073

(1)	Unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(2)	For purposes of these computations, non-accrual loans are included in average loans

(3)	Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investments in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after-tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.78, $1.73, $1.57, $1.27, and $1.11 for the three months ended June 30, 2006; and $1.78, $1.72, $1.57, $1.18, and $1.05 for the three months ended June 30, 2005.

(4)	For purposes of these computations, the fair value adjustments from hedging activities are included in the average balance of the related hedged item and the impact of the hedge is included as an adjustment to interest expense.

     The following table presents an analysis of net interest income (on a tax equivalent basis) by each major category of interest-earning assets and interest-bearing liabilities for the six months ended June 30,:

	2006			2005
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans Held-for-Investment (2)	$34,152,261	$1,043,458	6.16%	$31,961,915	$927,498	5.85%
Loans Held-for-Sale (2)	4,639,308	139,780	6.08	5,374,595	139,913	5.25
Securities (1)	10,915,620	275,840	5.10	14,873,921	354,383	4.80
Money Market Investments	46,382	1,271	5.53	87,198	1,431	3.31

Total Interest Earning Assets	$49,753,571	$1,460,349	5.92%	$52,297,629	$1,423,225	5.49%

Non-Interest Earning Assets:
Cash and Due from Banks	$1,027,278			$1,035,913
Other Assets (1)	7,109,757			7,513,649

Total Assets	$57,890,606			$60,847,191

Interest Bearing Liabilities:
Savings, NOW & Money Market Deposits	$21,604,412	$252,164	2.35%	$21,488,577	$152,051	1.43%
Time Deposits	8,153,226	119,448	2.95	7,718,745	73,857	1.93

Total Savings and Time Deposits	29,757,638	371,612	2.52	29,207,322	225,908	1.56

Federal Funds Purchased & Collateralized Borrowings	9,590,390	173,102	3.64	13,232,552	204,245	3.11
Other Borrowings (4)	1,465,100	40,075	5.52	1,495,100	37,111	5.01

Total Borrowings	11,055,490	213,177	3.89	14,727,652	241,356	3.30

Total Interest Bearing Liabilities	$40,813,128	$584,789	2.89	$43,934,974	$467,264	2.14

Interest Rate Spread			3.03%			3.35%
Non-Interest Bearing Liabilities:
Demand Deposits	$7,376,108			$7,073,060
Other Liabilities	693,186			744,719

Total Liabilities	48,882,422			51,752,753
Stockholders’ Equity	9,008,184			9,094,438

Total Liabilities and Stockholders’ Equity	$57,890,606			$60,847,191

Net Interest Income and Net Interest Margin (3)		$875,560	3.55%		$955,961	3.69%
Less: Tax Equivalent Adjustment		(28,195)			(22,569)

Net Interest Income		$847,365			$933,392

(1)	Unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(2)	For purposes of these computations, non-accrual loans are included in average loans.

(3)	Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investments in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after-tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.78, $1.72, $1.57, $1.26, and $1.12 for the six months ended June 30, 2006; and $1.78, $1.72, $1.57, $1.22, and $1.04 for the six months ended June 30, 2005.

(4)	For purposes of these computations, the fair value adjustments from hedging activities are included in the average balance of the related hedged item and the impact of the hedge is included as an adjustment to interest expense.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2006 vs. 2005			2006 vs. 2005
	Change in			Change in
	Average	Average	Net Interest	Average	Average	Net Interest
(in thousands)	Volume	Rate	Income	Volume	Rate	Income
Interest Income from Earning Assets:
Loans-Held-for-Investment	$30,298	$30,740	$61,038	$65,458	$50,502	$115,960
Loans Held-for-Sale	(10,641)	13,664	3,023	(20,542)	20,409	(133)
Securities	(48,241)	11,043	(37,198)	(98,967)	20,424	(78,543)
Money Market Investments	(405)	391	(14)	(854)	694	(160)

Total Interest Income	$(28,989)	$55,838	$26,849	$(54,905)	$92,029	$37,124

Interest Expense on Liabilities:
Savings, NOW & Money Market Deposits	$(332)	$52,608	$52,276	$824	$99,289	$100,113
Time Deposits	1,721	17,546	19,267	4,369	41,222	45,591
Federal Funds Purchased and Collateralized Borrowings	(28,413)	12,803	(15,610)	(62,212)	31,069	(31,143)
Other Borrowings	(400)	1,232	832	(757)	3,721	2,964

Total Interest Expense	(27,424)	84,189	56,765	(57,776)	175,301	117,525

Net Change in Net Interest Income	$(1,565)	$(28,351)	$(29,916)	$2,871	$(83,272)	$(80,401)

     During the second quarter of 2006, net interest income declined $32.2 million to $429.9 million when compared to $462.1 million in the same period of 2005, while the net interest margin declined 6 basis points from 3.59% to 3.53%. During the six months ended June 30, 2006, net interest income decreased $86.0 million when compared to the prior year period, while the net interest margin declined 14 basis points from 3.69% to 3.55%. Factors contributing to the decline in both net interest income and net interest margin included: (a) the impact of higher short-term interest rates on funding costs (both deposits and borrowings); (b) the pressure placed on interest earning asset yields due to the flat yield curve and; (c) the impact of intense competition on deposit and loan pricing. The balance sheet repositioning strategy tempered the net interest margin while reducing net interest income and net income in exchange for a more prudent balance sheet.
     Interest income for the second quarter of 2006 increased $24.6 million to $734.0 million compared to $709.4 million in the same period of 2005. During this same period, the yield on average interest earning assets increased 49 basis points from 5.46% to 5.95%.
     Loans held-for-sale averaged $5.0 billion during the most recent quarter of 2006 representing a decrease of $.8 billion from the same period in 2005, as yields improved 104 basis points to 6.13% due to changes in market interest rates. Period end loan balances totaled $5.4 billion and were funded principally with short-term borrowings. The yield and level of these earning assets will fluctuate with changes in origination volume, loan portfolio composition, market interest rates for new originations and the timing of loan sales.
     Loans held-for-investment averaged $34.7 billion for the second quarter of 2006, representing an increase of $2.0 billion from the same period in 2005, as yields increased 36 basis points to 6.19%. During the six months ended June 30, 2006, loans held-for-investment averaged $34.2 billion, an increase of $2.2 billion from 2005 while yields increased 31 basis points to 6.16%. Loan growth was experienced in all categories (excluding lower yielding residential loans), especially higher yielding commercial loans which also contributed to commercial deposit growth. As of June 30, 2006, our loans held-for-investment to deposits ratio was 97%. (See “Financial Condition — Loans Held-For-Investment” section for additional information).
     Securities averaged $10.7 billion for the second quarter of 2006, representing a $3.8 billion decrease from the prior period, as yields increased 32 basis points to 5.11%. During the six months ended June 30, 2006, securities averaged $10.9 billion, a decrease of $4.0 billion from 2005, as yields increased 30 basis points to 5.10%. This decline in average securities was due to our continued balance sheet repositioning discussed previously. Yields improved during the period due to the liquidation of lower yielding securities and the reinvestment of a portion of the proceeds at current market interest rates.

     Average interest bearing liabilities declined $3.0 billion to $41.2 billion, while funding costs increased 72 basis points to 2.96% during the second quarter of 2006. During the six months ended June 30, 2006, average interest bearing liabilities decreased $3.1 billion to $40.8 billion, while funding costs increased 75 basis points to 2.89%. The decrease was due to our balance sheet repositioning. Funding costs increased as a direct result of increases in short-term market interest rates and intense competition for deposits in our markets.
     Average demand deposits grew $124 million to $7.4 billion in the second quarter of 2006. During the six months ended June 30, 2006, average demand deposits increased $303 million from the prior year period to $7.4 billion. Total demand deposits contributed 56 basis points to our net interest margin this quarter compared to 45 basis points in 2005. At quarter end, demand deposits represented 21% of total deposits. Average Savings, NOW and Money Market deposits (defined as “core deposits” inclusive of demand) remained flat at $21.7 billion, while the corresponding cost of funds increased 97 basis points to 2.49% during the second quarter of 2006. The modest growth in core deposits and increases in funding costs were attributable to intense competitive pressure in our markets and higher short-term interest rates. We have remained prudent in our deposit pricing strategy and have elected not to compete solely on rate. Additionally, the impact of competition for core deposits was tempered by our focused effort on expanding the existing branch network, developing long-term deposit relationships with borrowers as demonstrated by commercial loan growth, the use of incentive compensation plans, and the introduction of new cash management products and services. Core deposits have traditionally provided us with a lower cost funding source than time deposits and collateralized borrowings, benefiting our net interest margin and income. Average time deposits grew $.3 billion or 4.1% to $8.2 billion, while the corresponding cost of funds increased 86 basis points to 2.92% due to the impact of higher short-term interest rates.
     Average federal funds purchased and collateralized borrowings decline $3.2 billion in the second quarter of 2006 while the cost of funds increased 43 basis points from the prior period. During the six months ended June 30, 2006, average federal funds purchased and collateralized borrowings decreased $3.6 billion from the prior year period to $9.6 billion, while overall costs increased 53 basis points to 3.64%. The decline in average federal funds purchased and collateralized borrowings was due in part to our balance sheet repositioning and the decline in the average balance of loans held-for-sale. Funding costs rose as a direct result of increases in short-term market interest rates. A large portion of these borrowings are utilized to fund loans held-for-sale and will fluctuate with the level of these interest earning assets. The use of interest rate swaps increased interest expense by approximately $.2 million and $.7 million for the three months ended June 30, 2006 and 2005, respectively.
     Average other borrowings remained relatively unchanged in the second quarter of 2006, while the cost of funds rose 34 basis points to 5.55% when compared to the comparable prior year period due to the use of interest rate swaps. Certain other borrowings were converted from fixed to floating indexed to three-month LIBOR utilizing these swaps, which increased interest expense by $1.3 million during the second quarter of 2006 and reduced interest expense by $2.9 million during the same period in 2005. (See Item 1, Condensed Notes to the Consolidated Financial Statements, Note 9 — “Derivative Financial Instruments” for additional information).
Provision and Allowance for Loan Losses
     The provision for loan losses totaled $9.0 million for the second quarter of 2006, unchanged when compared to the comparable prior year period. As of June 30, 2006, the ratio of the allowance for loan losses to non-performing loans held-for-investment improved to 823% as compared to 270% for the comparable prior year period. This improvement resulted from our success in significantly reducing non-performing loans, while maintaining modest net charge-off levels. Net charge-offs, as an annualized percentage of average loans held-for-investment, was 7 basis points for the second quarter of 2006 compared to 8 basis points in the comparable prior year period. The allowance for loan losses to total loans held-for-investment was 63 basis points and 67 basis points, respectively for the same periods. The provisioning and resulting allowance for loan loss levels are consistent with the growth, composition and current credit quality of the loans held-for-investment portfolio, as well as our provisioning policy. (See “Notes to the Consolidated Financial Statements Note 1 — Business and Summary of Significant Accounting Policies — Critical Accounting Policies” for additional information).

     The following table presents the impact of allocating the allowance for loan losses on loans held-for-investment as of June 30, 2006, into our two primary portfolio segments.

		Residential &	Commercial &
(Dollars in thousands)	Total	Multi-Family	All Other Loans
Loans Held-for-Investment	$35,551,560	$19,692,767	$15,858,793
Allowance for Loan Losses	$224,571	$61,223	$163,348
Non-Performing Loans Held-for-Investment	$27,273	$14,219	$13,054
Allowance for Loan Losses to Loans-Held-for Investment	.63%	.31%	1.03%
Allowance for Loan Losses to Non-Performing Loans Held-for-Investment	823%	431%	1,251%
     As a result of the process employed and giving recognition to all attendant factors associated with the loan portfolio, the allowance for loan losses at June 30, 2006 is considered to be adequate by management.
Non-Interest Income
     Non-interest income decreased $10.6 million to $158.6 million in the second quarter of 2006 compared to $169.1 million in 2005. During the second quarter of 2006, we recorded cumulative market value trading losses of $23.2 million due to our reclassification of certain derivatives to trading instruments during 2006. We reviewed our accounting treatment for all derivatives transactions and determined that certain transactions did not meet the requirements of the “short cut” method of accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. As a result, hedge accounting was not appropriate for certain transactions since inception and were reclassified as trading instruments. Non-interest income, excluding trading losses increased $12.7 million or 7.5% when compared to the prior year period. Mortgage banking income increased $15.1 million to $105.8 million during the second quarter of 2006. This increase is comprised of: (a) $2.9 million temporary impairment recovery on mortgage servicing rights compared to a $34.9 million impairment charge in the prior quarter partially offset by (b) a $4.5 million decline in mortgage servicing fees, net of amortization of mortgage servicing rights; and (c) a $18.3 million decrease in gain on sale of loans held-for-sale. Mortgage banking income is more fully explained in the “Mortgage Banking” section of this discussion and analysis. The modest decline in the customer related fees and service charges resulted from a decrease in consumer deposits during the past year. Investment management, commissions and trust fees decreased $1.2 million primarily due to a decline in customer demand for insurance products. Other operating income increased $7.1 million due to the sale of non-marketable investments. Net securities gains were $4.1 million in the second quarter of 2006 compared to $10.9 million in the same period for 2005. Securities gains were derived principally from the sale of mortgage-backed securities and certain debt and equity securities.
Non-Interest Expense
     Non-interest expense was $249.9 million during the second quarter of 2006 representing a modest increase when compared to 2005. A settlement recovery of $16.0 million was recorded during the second quarter of 2006 resulting from the release of certain accrued liabilities on corporate guarantees pertaining to the former GreenPoint manufactured housing business. We incurred $5.2 million in professional fees related to the merger with Capital One. Non-interest expense, excluding the settlement recovery and merger related expenses, increased $10.9 million or 4.4% when compared to the prior year period. Employee compensation and benefits increased $6.2 million to $145.2 million during the second quarter of 2006, impacted by the hiring of several senior lenders and support staff to pursue new business initiatives, new branch openings, annual merit increases, increased health insurance costs and incentive based compensation growth linked to deposit and fee income generation as well as held-for-sale originations. Increases in occupancy and equipment costs of $4.3 million are also due to the new branch openings, upgrades to existing branches and facilities, technology investments, new business initiatives and support systems, and increased fuel and maintenance costs. We have made significant investments in technology and delivery channels providing our customers with a wide array of easy to use and competitively priced products and services. Amortization of identifiable intangibles and related core deposit intangibles are related to prior acquisitions.
     The efficiency ratio, which represents a non-GAAP measure, is used by the financial services industry to measure an organization’s operating efficiency. The ratio, which is calculated by dividing non-interest expense excluding amortization of identifiable intangible assets, recourse settlement and merger charges by net interest income (on a tax equivalent basis) and non-interest income, excluding securities gains and the temporary (impairment)/recovery charge on mortgage servicing rights and trading losses on derivatives, was 40.69% for the second quarter of 2006, as compared to 36.43% in 2005.

Income Taxes
     Our effective tax rate for the three and six months ended June 30, 2006 was 33% and 33.50%, respectively as compared to 35% for the three and six months ended June 30, 2005.
Mortgage Banking
     The following table sets forth financial highlight information on the mortgage banking segment for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net Interest Income	$3,981	$29,799	$22,101	$62,871
Non-Interest Income:
Gain on Sale of Loans (1)	109,098	134,411	198,196	254,377
Mortgage Servicing Fees (2)	36,438	35,685	71,486	68,463
Amortization of Mortgage Servicing Rights	(21,814)	(20,591)	(45,412)	(40,580)
Temporary Recovery/(Impairment) Charge - Mortgage Servicing Rights	2,901	(34,971)	18,592	(34,971)
Other Operating Income	4,423	1,963	5,131	3,649

Total Non-Interest Income	131,046	116,497	247,993	250,938

Non-Interest Expense:
Employee Compensation & Benefits	49,231	51,132	96,510	95,589
Occupancy & Equipment Expense, net	10,811	9,575	21,454	19,210
Other Operating Expense	18,845	17,738	35,424	36,542

Total Non-Interest Expense	78,887	78,445	153,388	151,341

Income Before Income Taxes	56,140	67,851	116,706	162,468
Provision for Income Taxes	22,031	28,497	45,766	68,236

Net Income	$34,109	$39,354	$70,940	$94,232

Total Assets	$6,746,910	$6,865,780	$6,746,910	$6,865,780

(1)	Includes $6.7 million, $14.1 million,$13.8 million and $28.4 million of inter-company gains on sale of loans for the three and six months ended 2006 and 2005, respectively.

(2)	Includes $14.1 million,$26.9 million, $10.1 million and $17.1 million of inter-company mortgage servicing fees for the three and six months ended 2006 and 2005, respectively.
     For the three months and six months ended June 30, 2006, the mortgage banking segment recognized net income of $34.1 million and $70.9 million compared to $39.4 million and $94.2 million for the same period of 2005, respectively. Net interest income for this segment declined $25.8 million to $4.0 million during the second quarter of 2006. Inter-company interest expense increased $27.4 million to $71.8 million from $44.4 million during the second quarter of 2006, resulting from increases in short-term market interest rates. Average loans held-for-sale were $5.0 billion and $5.7 billion, yielding 6.13% and 5.09% for the quarters ended June 30, 2006 and 2005, respectively. The yield and level of loans held-for-sale will fluctuate with changes in origination volumes, loan portfolio composition, market interest rates for new originations and the timing of loan sales.
     The gain on sale of loans totaled $109.1 million and $134.4 million during the second quarter of 2006 and 2005, respectively (See “Gain on Sale of Loans” in this section for further details) and mortgage banking fees were $36.4 million and $35.7 million, respectively, for the same periods.
     In the most recent quarter, we recovered $2.9 million of the temporary impairment charge of $35.0 million previously recognized in the second quarter of 2005 on mortgage servicing rights. For the six months ended June 30, 2006, we have recovered $18.6 million of the temporary impairment charge. The recovery is due primarily to lower prepayment assumptions caused by increases in both the 2 year and 10 year treasury yields.
     Loan originations during the second quarter of 2006 totaled $9.9 billion, while loans sold aggregated $7.8 billion with an average gain on sale margin of 130 basis points. The gain on sale margin was impacted by increased competition as certain of our competitors were willing to accept lower spreads in the specialty segment to maintain volume and to offset narrower spreads in their other product offerings.

     The composition of loans originated during second quarter of 2006 was: 49% Specialty, 32% Jumbo A, 13% Home Equity and 6% Agency. Option ARMs, both Alt-A and Jumbo accounted for 28% of originations. All option ARM originations are sold into the secondary market, servicing released. New purchases represented 45% of production during the year as compared to 48% during the same period of 2005. The weighted average FICO score for all originations was 714. We do not originate sub-prime loans, nor will we sacrifice quality to drive origination volume and gain on sale margins.
Gain on Sale of Loans
     We sell whole loans or from time to time may securitize loans, which involves the private placement or public offering of pass-through asset backed securities. This approach allows us to capitalize on favorable conditions in either the securitization or whole loan sale market. During the periods presented herein, we have only executed whole loan sales. These sales were completed with no direct credit enhancements, but do include certain standard representations and warranties, which permit the purchaser to return the loan if certain deficiencies exist in the loan documentation or in the event of early payment default. Gain on sale and related margins are affected by changes in the valuation of mortgage loans held-for-sale and interest rate lock commitments, the impact of the valuation of derivatives utilized to manage the exposure to interest rate risk associated with mortgage loan commitments and mortgage loans held-for-sale, and the impact of adjustments related to liabilities established for representations and warranties made in conjunction with the loan sale. Gain on sale and related sale margins are also impacted by pricing pressures caused by competition within the mortgage origination business.
     The following table summarizes loans originated, sold, average margins and gains for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2006	2005	2006	2005

Loans Originated:
Specialty Products	$4,861,775	$5,302,469	$8,896,064	$9,533,580
Jumbo	$3,173,457	$4,840,739	$5,428,110	$8,635,930
Home Equity/Seconds	1,281,321	1,566,306	2,283,936	3,055,054
Agency	573,124	712,748	1,053,338	1,230,615

Total Loans Originated	$9,889,677	$12,422,262	$17,661,448	$22,455,179

Loans Sales:
Specialty Products	$4,162,568	$4,394,898	$8,194,599	$8,728,682
Jumbo	2,432,546	2,643,372	4,127,270	4,611,460
Home Equity/Seconds	755,613	1,466,771	1,671,630	3,047,268
Agency	492,891	596,805	986,915	1,067,715

Total Loan Sales	$7,843,618	$9,101,846	$14,980,414	$17,455,125

Average Margin on Loan Sales:
Specialty Products	1.64%	1.35%	1.44%	1.40%
Jumbo	0.94%	1.05%	0.92%	1.02%
Home Equity/Seconds	1.25%	2.05%	1.49%	1.74%
Agency	0.33%	0.32%	0.35%	0.30%

Average Margin on Loan Sales	1.30%	1.31%	1.23%	1.29%

Gains on Sale of Loans:
Specialty Products	$68,419	$59,455	$117,845	$122,205
Jumbo	22,837	27,773	37,838	46,956
Home Equity/Seconds	9,413	30,139	24,912	52,997
Agency	1,647	1,882	3,470	3,250

Total Gain on Sale of Loans (1)	$102,316	$119,249	$184,065	$225,408

(1)	The gain on sale of whole loans for the three and six months ended June 30, 2005, differs from the amounts reported under accounting principles generally accepted in the United States of America on the accompanying Consolidated Income Statement due to a fair value adjustment of $(1.3) million and $(.5) million, respectively on loans held-for-sale at October 1, 2004 which were sold during 2005.

Financial Condition
Loans Held-for-Investment
     The composition of loans held-for-investment are summarized as follows:

	June 30,	% of	December 31,	% of	June 30,	% of
(dollars in thousands)	2006	Total	2005	Total	2005	Total
Commercial Mortgages	$7,079,501	20%	$6,206,416	19%	$5,725,316	18%
Commercial & Industrial	5,806,928	16	4,709,440	14	3,879,830	12

Total Commercial	12,886,429	36%	10,915,856	33%	9,605,146	30%
Residential Mortgages	14,519,282	41	15,068,443	45	16,176,829	49
Multi-Family Mortgages	5,134,232	15	4,821,642	15	4,485,420	14
Consumer	1,749,383	5	1,558,782	5	1,521,869	5
Construction & Land	1,222,981	3	829,273	2	653,002	2

Total	$35,512,307	100%	$33,193,996	100%	$32,442,266	100%

     Loans held-for-investment increased $3.1 billion to $35.5 billion for the quarter ended June 30, 2006, compared to $32.4 billion at June 30, 2005. Consistent with our balance sheet management strategy, commercial loans grew $3.3 billion or 34% during the past year, while residential mortgages declined $1.7 billion or 10% during the same period. Commercial loans as a percentage of total loans increased from 30% in 2005 to 36% in 2006, while residential loans declined from 49% to 41%.
     Commercial lending activity continues to remain strong within our market area. Our pipeline of outstanding commitments remains near historical levels. We continue to benefit from previous initiatives to expand our geographic presence, sales force and product offerings.
     Although we have deemphasized residential loans in favor of higher yielding commercial loans, the quality of our residential mortgage portfolio remains excellent. The weighted average FICO score at June 30, 2006 was 732. Approximately 86% of the portfolio is comprised of Jumbo/Agency conforming mortgages and 93% of the total portfolio is owner occupied. Interest only loans constitute 38% of the portfolio, while the average original loan amount was $291 thousand. We do not portfolio option ARMs, negative amortization loans or home equity loans. Future decisions to retain residential loans will be impacted by mortgage origination volumes, growth in other loan categories, deposit growth and changes in market interest rates.
     Multi-family loans grew $648.8 million or 14.5% when compared to the same period in 2005. Multi-family and commercial mortgage loans are primarily secured by real estate in the New York Metropolitan area and are diversified in terms of risk and repayment sources. The underlying collateral includes multi-family apartment buildings and owner occupied/non-owner occupied commercial properties. The risks inherent in these portfolios are dependent on both regional and general economic stability, which affect property values, and our borrowers’ financial well being and creditworthiness.
     Consumer loan volume, principally indirect auto loans, increased modestly as automobile manufacturers are no longer offering the aggressive incentives and financing programs they had in the past.
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
Securities
     Securities decreased $3.1 billion or 23.6% to $10.0 billion at June 30 ,2006 when compared to June 30, 2005. This decrease was consistent with our balance sheet repositioning strategy. Portfolio cash flows and a portion of the proceeds generated from securities sales during the previous twelve months were used to fund commercial loan growth, repurchase common stock and pay down short-term borrowings. (See “Balance Sheet Repositioning” section for further details).
     Mortgage Backed Securities represented 80% of total securities at June 30, 2006, and included pass-through certificates guaranteed by GNMA, FHLMC or FNMA and collateralized mortgage-backed obligations (“CMOs”) backed by government agency pass-through certificates or whole loans. The pass-through certificates included both fixed and adjustable rate instruments. CMOs, by virtue of the underlying collateral or structure, are AAA rated and are either fixed rate current pay sequentials and PAC structures or adjustable rate issues. (See Item 1, Notes to the Consolidated Financial Statements Note 2, “Securities” for additional information). The adjustable rate pass-throughs and CMOs are principally Hybrid ARMs. Hybrid ARMs typically have a fixed initial rate of interest from 3 through 7 years and at the end of that term convert to a one year adjustable rate of interest indexed to short term benchmarks (i.e. LIBOR or 1 year Treasuries). Hybrid ARMs included in Pass-throughs and CMOs as of June 30, 2006 aggregated $2.4 billion.
     Our goal is to maintain a securities portfolio with a short weighted average life and duration. This is accomplished using instruments with short final maturities, predictable cash flows and adjustable interest rates. These attributes allow us to proactively manage as market conditions change so that cash flows may either be reinvested in securities at current market interest rates, used to fund loan growth or pay off short-term borrowings. These characteristics have contributed to the 3.7 year weighted average life and 3.1 year duration of the MBS portfolio as of June 30, 2006.
     The yield and fair value of securities, specifically the MBS portfolio, are impacted by changes in market interest rates and related prepayment activity. Given the portfolio’s composition, related prepayment activity would moderately decrease in a rising interest rate environment, extending the portfolio’s weighted average life. Conversely, the opposite would occur in a declining interest rate environment. The resultant impact of these changes would be to either extend or shorten the period over which net premiums would be amortized, thereby affecting income and yields. The impact of any changes would be minimal as net premiums totaled $25.9 million or approximately 31 basis points of outstanding MBS balances at June 30, 2006.
     Municipal securities represent a combination of short-term debentures issued by local municipalities, purchased as part of a strategy to expand relationships with these governmental entities, and highly rated obligations of New York State and related authorities. Equity securities held in the available-for-sale portfolio include $273.8 million of FNMA and FHLMC (“GSE”) Preferred stock, $426.8 million in Federal Home Loan Bank common stock, and common and preferred stocks of certain publicly traded companies. Other securities held in the available-for-sale portfolio include capital securities (trust preferred securities) of certain financial institutions and corporate bonds.
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
Deposits
     The composition of deposits are summarized as follows:

	June 30,	December 31,	June 30,
(in thousands)	2006	2005	2005

Demand	$7,561,888	$7,639,231	$7,586,939
NOW & Money Market	16,331,950	15,606,231	15,848,473
Savings	5,045,623	5,303,930	5,811,417
Time	5,114,428	5,428,921	5,152,330
Certificates of Deposit, $100,000 & Over	2,760,716	2,638,260	3,067,187

Total Deposits	$36,814,605	$36,616,573	$37,466,346

     Total deposits decreased $651.7 million or 1.7% to $36.8 billion at June 30, 2006 when compared to the prior year period. The decline was due to aggressive pricing by our competitors, offering higher deposit rates and free services to attract consumers. Despite intense competitive pressure, we have chosen to remain disciplined and selective in pricing deposits, continuing to concentrate on growing our commercial customer base. Commercial accounts constituted approximately one third of total deposits at June 30, 2006. We do not anticipate any imminent strategic change from our competitors. Factors contributing to deposit growth during the current year include: (i) the continued expansion and maturation of our retail branch network, (ii) the ongoing branch upgrade and relocation program providing for greater marketplace identity, (iii) expanded branch hours providing additional accessibility and convenience, (iv) commercial loan growth, (v) the introduction of new cash management products and services and (vi) the use of incentive based compensation linked to deposit growth.
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
     The Board has established certain policy limits for the potential volatility of net interest income as projected by the simulation model. Volatility is measured from a base case where rates are assumed to be flat and is expressed as the percentage change, from the base case, in net interest income over a twelve-month period. As of June 30, 2006, we were operating within policy limits.
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

	Changes in Net Interest Income
(dollars in thousands)	$ Change	% Change
Change in Interest Rates
+ 200 Basis Points	$(77,550)	(4.86)%
+ 100 Basis Points	(34,295)	(2.15)
- 100 Basis Points	29,040	1.82
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
     The following table reflects the estimated change in the market value of equity at June 30, 2006, assuming an immediate increase or decrease in interest rates.

	Market Value of Equity
(dollars in thousands)	$ Change	% Change
Change in Interest Rates
+ 200 Basis Points	$(521,558)	(5.5)%
- 200 Basis Points	$181,977	1.9
Policy Limit	N/A	(25.0)%
Liquidity Risk Management
     The objective of liquidity risk management is to meet our financial obligations and capitalize on new business opportunities. These obligations include the payment of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature and the ability to fund new and existing loans and investments as opportunities arise.
     The Company’s primary funding source is dividends from North Fork Bank. There are various federal and state banking laws and guidelines limiting the extent to which a bank subsidiary can finance or otherwise supply funds to its holding company. At June 30, 2006, dividends for North Fork Bank were limited under such guidelines to $1.3 billion. From a regulatory standpoint, North Fork Bank, with its current balance sheet structure, had the ability to dividend approximately $0.8 billion, while still meeting the criteria for designation as a well-capitalized institution under existing regulatory capital guidelines. Additional sources of liquidity for the Company include borrowings, the sale of available-for-sale securities, and funds available through the capital markets.
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
     Our banking subsidiaries have the ability to borrow an additional $7.3 billion on a secured basis, utilizing mortgage related loans and securities as collateral. At June 30, 2006, our banking subsidiaries had $7.7 billion in advances and repurchase agreements were outstanding with the FHLB.
     We also maintain arrangements with correspondent banks to provide short-term credit for regulatory liquidity requirements. These available lines of credit aggregated $1.0 billion at June 30, 2006. We continually monitor our liquidity position as well as the liquidity positions of our bank subsidiaries and believe that sufficient liquidity exists to meet all of our operating requirements.
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
     As of June 30, 2006, the most recent notification from the various regulators categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines require a well capitalized institution to maintain a Total Risk Adjusted Capital Ratio of at least 10%, a Tier 1 Capital Ratio of at least 6%, a Leverage Ratio of at least 5%, and not be subject to any written order, agreement or directive. Since such notification, there are no conditions or events that management believes would change this classification.
The following table sets forth our risk-based capital amounts and ratios as of:

	June 30, 2006		June 30, 2005
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$3,690,093	10.26%	$3,635,796	10.50%
Regulatory Requirement	1,439,788	4.00	1,385,310	4.00

Excess	$2,250,305	6.25%	$2,250,486	6.50%

Total Risk Adjusted Capital	$4,534,117	12.61%	$4,506,469	13.01%
Regulatory Requirement	2,879,576	8.00	2,770,620	8.00

Excess	$1,654,541	4.60%	$1,735,849	5.01%

Risk Weighted Assets	$35,994,699		$34,632,749

The Company’s leverage ratio at June 30, 2006 and 2005 was 7.04% and 6.56%, respectively.
The following table sets forth the capital ratios of our banking subsidiaries at June 30, 2006:

Capital Ratios:	North Fork	Superior
Tier 1 Capital	11.42%	11.49%
Total Risk Adjusted	12.39	11.76
Leverage Ratio	7.82	5.92
     On June 27, 2006, the Board of Directors declared its regular quarterly cash dividend of $.25 per common share. The dividend will be payable on August 15, 2006 to shareholders of record at the close of business on July 28, 2006.

     On January 24, 2006, the Board of Directors authorized the repurchase of an additional 12 million shares, increasing the total remaining authorized for repurchase to 14.4 million. At June 30, 2006, 9.2 million shares were available to be purchased under the program. The Company discontinued repurchasing shares since the announcement of its proposed acquisition by Capital One. We did repurchase 5.1 million shares in the first quarter of 2006 at an average cost of $25.84. The current program has no fixed expiration date. Repurchases are made in the open market or through privately negotiated transactions.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On March 15, 2006, a putative class action complaint was filed on behalf of the public shareholders of North Fork against North Fork and each of its directors in the Supreme Court of New York, New York County, entitled Lasker v. Kanas et al. (Index No. 06-103557). On March 16, 2006, a putative class action complaint was filed on behalf of the public shareholders of North Fork against North Fork and each of its directors in the Supreme Court of New York, Nassau County, entitled Showers v. Kanas et al. (Index No. 06-004624). Two further putative class actions on behalf of the public shareholders of North Fork were subsequently filed, one in the Supreme Court of New York, Nassau County on March 21, 2006 (entitled New Jersey Building Laborers Pension & Annuity Fund v. Kanas et al., Index No. 06-004786), and another in the Supreme Court of New York, New York County on April 12, 2006 (entitled Gold v. Kanas, et al., Index No. 06-105091). By an order of the Court dated May 22, 2006, the Showers action and the New Jersey Building action were consolidated in the Supreme Court, Nassau County, under the Index No. 06-004624 (the “Nassau Action”). By an order of the Court dated May 31, 2006, the Lasker action and the Gold action were consolidated in the Supreme Court, New York County, under the Index No. 06-103557 (the “New York Action”). The plaintiffs in the Nassau Action subsequently agreed to voluntarily dismiss the Nassau Action with prejudice and to join the New York Action. These complaints alleged, among other things, that the directors of North Fork breached their fiduciary duties by failing to maximize shareholder value in the transaction. Among other things, the complaints sought class action status, a court order enjoining North Fork and its directors from proceeding with or consummating the merger, and the payment of attorneys’ and experts’ fees.
     On August 7, 2006, following settlement discussions between North Fork and the representatives of the putative plaintiff class of North Fork shareholders in the New York Action, the putative class representatives, the defendants (including North Fork) and Capital One entered into a memorandum of understanding (the “MOU”) with regard to the settlement of the New York Action. The MOU states that the parties will enter into a settlement agreement providing for, among other things, (i) Capital One to irrevocably waive any right to receive, any portion of the Total Profit (defined in the stock option agreement as the maximum amount of profit that Capital One may recognize in connection with the exercise of its option to acquire North Fork shares) to which it may become entitled to the extent such Total Profit exceeds $630 million (notwithstanding the fact that the stock option agreement currently provides for a Total Profit of up to $730 million); (ii) North Fork to issue a press release disclosing the settlement and to include certain disclosures in a Current Report on Form 8-K (and thereby incorporate such disclosures by reference into the Proxy Statement/Prospectus); (iii) North Fork to establish a settlement fund within 10 days after execution of the MOU in an aggregate amount of $20 million, out of which plaintiffs’ attorneys fees, in an amount approved by the court, will be paid, with the remaining balance of the settlement fund to be allocated among members of a class, to be certified by the court, of holders of North Fork common stock as of the Effective Time (as defined in the Merger Agreement) on a pro rata basis in accordance with ownership of North Fork common stock by members of that class at the Effective Time; provided, that the pro rata share of any member of the class who has properly exercised dissenter’s rights or opted out of the settlement fund will not be considered for purposes of calculating the total number of shares held by members of the class as of the Effective Time; (iv) an agreement to stipulate for certification of a non-opt-out class (subject to certain exceptions) of North Fork shareholders and to a dismissal with prejudice and a complete settlement and release of all claims of the plaintiffs and the proposed class against the defendants (including North Fork), Capital One and their respective related parties and representatives which have been or could have been asserted by plaintiffs and the proposed class against the defendants (including North Fork), Capital One, and their respective related parties and representatives relating to the Merger and the related transactions (including any claims that could have been asserted under state or federal law in any other court, including federal court) and (v) a complete release of claims that the defendants may have against the plaintiffs arising out of, relating to or in connection with the New York Action. The MOU provides that plaintiffs’ counsel will apply to the court for an award of attorneys fees and costs in an amount equal to no more than 30% of the settlement fund and defendants agree not to oppose the application. Under the MOU, plaintiffs’ attorneys fees and costs will be paid solely out of and not in addition to the settlement fund. The settlement contemplated by the MOU is subject to the execution by the parties of a definitive settlement agreement, the approval of that agreement by the Court and the consummation of the Merger.
     On March 16, 2006, Carol Fisher, a purported shareholder of North Fork, filed a complaint in the United States District Court for the Eastern District of New York against North Fork, John A. Kanas, John Bohlsen, and Daniel M. Healy entitled Fisher v. Kanas et al., No. 06-CV-1187. As amended on April 21, 2006, the Fisher action alleges that North Fork and certain of its directors violated Section 14(a) and/or Section 20(a) of the Securities Exchange Act and breached common law fiduciary duties by failing to cause certain information relating to North Fork’s executive compensation arrangements (including certain change-in-control provisions) to be disclosed in certain public filings. On August 4, 2006, the court in that action issued an order denying the plaintiff’s motion seeking leave to commence limited discovery of documents pursuant to an exception to the stay of discovery otherwise applicable under the Private Securities Litigation Reform Act of 1995. Among other things, the Fisher complaint seeks an injunction against certain compensation payments and the payment of attorneys’ fees. North Fork also intends to defend this lawsuit vigorously.
     Additionally, we are commonly subject to various pending and threatened legal actions relating to the conduct of our normal business activities. In management’s opinion, the ultimate aggregate liability, if any, arising out of any such pending on threatened legal actions will not be material to the Company’s consolidated financial statements or results of operations.
Item 1A. Risk Factors
For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors” in our 2005 Annual Report on Form 10-K. There have been no material change in risk factors relevant to our operations since December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides common stock repurchases made by us or on our behalf during the period:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Program	the Program
April 1, 2006 – April 30, 2006	—	n/a	—	9,269,550 Shares
May 1, 2006 – May 31, 2006	—	n/a	—	9,269,550 Shares
June 1, 2006 – June 30, 2006	—	n/a	—	9,269,550 Shares
Item 4. Submission of Matters to a Vote of Security Holders
The Company’s Annual Meeting of Stockholders, previously scheduled for Tuesday, April 25, 2006 has been rescheduled for August 22, 2006 at 10:00 am. The meeting was postponed in order to allow us to combine our Annual Meeting of Stockholders with the Special Meeting of Stockholders to vote on the proposed merger with Capital One.
Item 5. Other Information
Recent Developments
As noted above under the heading “Legal Proceedings,” North Fork has entered into an agreement in principle to settle stockholder litigation relating to the proposed Capital One merger. North Fork will seek coverage for a portion of the $20 million settlement fund under existing insurance policies.

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

Date: August 9, 2006	North Fork Bancorporation, Inc.

/s/ Daniel M. Healy Daniel M. Healy
Executive Vice President and Chief Financial Officer