Form 10-Q
period 2006-09-30
NORTH FORK BANCORPORATION INC
filed 2006-11-09
CIK 352510

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF COMMON STOCK	NUMBER OF SHARES OUTSTANDING –11/3/06

$.01 Par Value	466,336,020

North Fork Bancorporation, Inc.
Form 10-Q

Item 1. Financial Statements
North Fork Bancorporation, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,	September 30,
(in thousands except share amounts)	2006	2005	2005
Assets:
Cash & Due from Banks	$961,425	$1,037,406	$740,251
Money Market Investments	114,832	24,843	17,808
Securities:
Available-for-Sale ($2,252,301,$4,107,473 and $4,923,115 Pledged at September 30, 2006, December 31, 2005 and September 30, 2005, respectively)	9,500,424	11,295,977	11,989,260
Held-to-Maturity ($4,351, $13,409 and $16,531 Pledged at September 30, 2006, December 31, 2005 and September 30, 2005, respectively) (Fair Value $93,468, $105,128 and $116,002 at September 30, 2006, December 31, 2005 and September 30, 2005, respectively)	93,265	104,210	114,505

Total Securities	9,593,689	11,400,187	12,103,765

Loans:
Loans Held-for-Sale	4,672,939	4,359,267	4,701,550
Loans Held-for-Investment	36,258,634	33,232,236	32,672,962
Less: Allowance for Loan Losses	228,544	217,939	220,347

Net Loans Held-for-Investment	36,030,090	33,014,297	32,452,615
Goodwill	5,918,116	5,918,116	5,914,562
Identifiable Intangibles	87,513	114,091	123,334
Premises & Equipment	448,762	438,040	433,775
Mortgage Servicing Rights, net	258,190	267,424	267,347
Accrued Income Receivable	218,934	205,892	198,909
Other Assets	584,823	837,308	946,477

Total Assets	$58,889,313	$57,616,871	$57,900,393

Liabilities and Stockholders’ Equity:
Deposits:
Demand	$7,300,158	$7,639,231	$7,478,359
NOW & Money Market	16,350,819	15,606,231	15,599,563
Savings	4,778,547	5,303,930	5,515,530
Time	5,234,130	5,428,920	5,414,506
Certificates of Deposit, $100,000 & Over	2,883,915	2,638,261	2,804,128

Total Deposits	36,547,569	36,616,573	36,812,086

Federal Funds Purchased & Collateralized Borrowings	10,732,348	9,700,621	9,572,995
Other Borrowings	1,469,761	1,477,364	1,485,392
Accrued Expenses & Other Liabilities	881,528	820,072	765,375

Total Liabilities	$49,631,206	$48,614,630	$48,635,848

Stockholders’ Equity:
Preferred Stock, par value $1.00; authorized 10,000,000 shares, unissued	$—	$—	$—
Common Stock, par value $0.01; authorized 1,000,000,000 shares; issued 480,682,118 shares at September 30, 2006	4,807	4,806	4,799
Additional Paid in Capital	6,881,364	7,035,314	7,020,325
Retained Earnings	2,866,058	2,581,047	2,486,847
Accumulated Other Comprehensive Loss	(114,346)	(108,898)	(89,052)
Deferred Compensation	—	(154,772)	(109,111)
Treasury Stock at cost; 14,562,066 shares at September 30, 2006	(379,776)	(355,256)	(49,263)

Total Stockholders’ Equity	9,258,107	9,002,241	9,264,545

Total Liabilities and Stockholders’ Equity	$58,889,313	$57,616,871	$57,900,393

See accompanying notes to the consolidated financial statements

North Fork Bancorporation, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005

Interest Income:
Loans Held-for-Investment	$559,017	$469,599	$1,596,510	$1,394,034
Loans Held-for-Sale	86,885	69,840	226,665	209,753
Mortgage-Backed Securities	92,009	113,921	287,961	389,303
Other Securities	25,986	28,422	83,804	87,953
Money Market Investments	858	508	1,971	1,903

Total Interest Income	764,755	682,290	2,196,911	2,082,946

Interest Expense:
Savings, NOW & Money Market Deposits	144,400	91,316	396,565	243,367
Time Deposits	78,378	49,397	197,827	123,255
Federal Funds Purchased and Collateralized Borrowings	114,591	86,343	287,693	290,588
Other Borrowings	20,482	20,684	60,558	57,794

Total Interest Expense	357,851	247,740	942,643	715,004

Net Interest Income	406,904	434,550	1,254,268	1,367,942
Provision for Loan Losses	9,000	9,000	27,000	27,000

Net Interest Income after Provision for Loan Losses	397,904	425,550	1,227,268	1,340,942

Non-Interest Income:
Mortgage Banking Income	111,990	126,415	313,831	328,190
Customer Related Fees & Service Charges	39,808	41,980	121,203	125,888
Investment Management, Commissions & Trust Fees	9,085	8,780	27,881	30,138
Other Operating Income	13,325	12,719	48,182	42,177
Securities Gains, net	4,461	840	15,282	16,358
Trading Gains/(Losses)	9,674	—	(11,396)	—

Total Non-Interest Income	188,343	190,734	514,983	542,751

Non-Interest Expense:
Employee Compensation & Benefits	148,830	136,300	435,390	410,684
Occupancy & Equipment, net	51,574	49,007	154,121	141,910
Amortization of Identifiable Intangibles	8,859	9,133	26,578	27,400
Other Operating Expenses	60,170	59,560	172,195	170,454
Merger Related Charges — Capital One	13,668	—	18,900	—
Settlement Recovery	—	—	(16,031)	—

Total Non-Interest Expense	283,101	254,000	791,153	750,448

Income Before Income Taxes	303,146	362,284	951,098	1,133,245
Provision for Income Taxes	100,038	124,988	317,046	394,848

Net Income	$203,108	$237,296	$634,052	$738,397

Earnings Per Share:
Basic	$0.45	$0.50	$1.39	$1.58
Diluted	$0.44	$0.50	$1.38	$1.55
See accompanying notes to the consolidated financial statements

North Fork Bancorporation, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

For the Nine Months Ended September 30,	2006	2005
(in thousands)
Cash Flows from Operating Activities:
Net Income	$634,052	$738,397
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	27,000	27,000
Depreciation	35,892	31,763
Net Amortization/(Accretion):
Securities	15,930	19,804
Loans	11,467	18,798
Borrowings & Time Deposits	(117,894)	(96,263)
Intangibles	26,578	27,400
Deferred Compensation	20,985	16,899
Gain on Sale of Loans Held-for-Investment	—	(5,824)
Securities Gains, net	(15,282)	(16,358)
Trading Gains	(11,396)	—
Capitalization of Mortgage Servicing Rights	(51,149)	(109,430)
Amortization of Mortgage Servicing Rights	66,939	63,763
Temporary Impairment (Charge)/Recovery — Mortgage Servicing Rights	(7,960)	25,431
Loans Held-for-Sale:
Originations (1)	(24,776,195)	(28,386,762)
Proceeds from Sales	24,626,474	28,738,481
Gain on Sales	(307,688)	(339,531)
Other	143,736	1,062,208
Other, Net	277,958	40,617

Net Cash Provided by Operating Activities	599,447	1,856,393

Cash Flows from Investing Activities:
Originations of Loans Held-for-Investment, net of Principal Repayments and Net Charge-offs	(3,084,299)	(3,347,902)
Purchases of Securities Available-for-Sale	(1,018,628)	(1,870,631)
Proceeds from Sales of Securities Available-for-Sale	1,176,332	2,110,321
Maturities, Redemptions, Calls and Principal Repayments on Securities Available-for-Sale	1,657,557	3,051,344
Purchases of Securities Held-to-Maturity	(1,000)	(3,010)
Maturities, Redemptions, Calls and Principal Repayments on Securities Held-to-Maturity	11,766	30,556
Proceeds from the Sale of Loans Held-for-Investment	46,436	1,125,561
Purchases of Premises and Equipment, Net	(46,615)	(49,535)

Net Cash (Used in)/Provided by Investing Activities	$(1,258,451)	$1,046,704

See accompanying notes to the consolidated financial statements

North Fork Bancorporation, Inc.
Consolidated Statements of Cash Flows
(Unaudited) — Continued

For the Nine Months Ended September 30,	2006	2005
(in thousands)
Cash Flows from Financing Activities:
Net (Decrease)/Increase in Customer Deposits	$(47,247)	$2,027,216
Net Increase (Decrease) in Borrowings	1,114,678	(4,954,580)
Purchase of Treasury Stock	(131,839)	(35,978)
Exercise of Options and Common Stock Sold for Cash	86,685	69,974
Cash Dividends Paid	(349,265)	(314,570)

Net Cash Provided by/(Used in) Financing Activities	673,012	(3,207,938)

Net Increase/(Decrease) in Cash and Cash Equivalents	14,008	(304,841)
Cash and Cash Equivalents at Beginning of Period	1,062,249	1,062,900

Cash and Cash Equivalents at End of Period	$1,076,257	$758,059

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest Expense	$1,028,873	$789,920

Income Taxes	$139,262	$201,653

During the Period the Company Purchased Various Securities which Settled in the Subsequent Period	$24,610	$8,139

(1)	Excludes loans retained in the held-for-investment portfolio totaling $2.3 billion and $4.5 billion during 2006 and 2005, respectively.
See accompanying notes to the consolidated financial statements

North Fork Bancorporation, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

				Accumulated
				Other			Total
(Dollars in thousands, except share	Common	Additional Paid	Retained	Comprehensive	Deferred	Treasury	Stockholders’
amounts)	Stock	In Capital	Earnings	(Loss)/Income	Compensation	Stock	Equity
Balance, December 31, 2004	$4,745	$6,968,493	$2,064,148	$240	($125,174)	($31,373)	$8,881,079
Net Income	—	—	738,397	—	—	—	738,397
Cash Dividends ($.66 per share)	—	—	(315,698)	—	—	—	(315,698)
Issuance of Stock — (219,603 shares)	54	1,254	—	—	—	4,943	6,251
Restricted Stock Activity, net	—	4,754	—	—	16,063	(5,486)	15,331
Stock Based Compensation Activity, net	—	45,824	—	—	—	18,631	64,455
Purchase of Treasury Stock (1,320,000 shares)	—	—	—	—	—	(35,978)	(35,978)
Other Comprehensive Loss, net of tax	—	—	—	(89,292)	—	—	(89,292)

Balance, September 30, 2005	$4,799	$7,020,325	$2,486,847	($89,052)	($109,111)	($49,263)	$9,264,545

Balance, December 31, 2005	$4,806	$7,035,314	$2,581,047	($108,898)	($154,772)	($355,256)	$9,002,241
Net Income	—	—	634,052	—	—	—	634,052
Cash Dividends ($.75 per share)	—	—	(349,041)	—	—	—	(349,041)
Issuance of Stock (218,012 shares)	1	348	—	—	—	5,692	6,041
Reclassification of Deferred Compensation to Additional Paid Capital upon adoption of SFAS. No. 123(R)	—	(154,772)	—		154,772	—	—
Restricted Stock Activity, net	—	21,518	—	—		(110)	21,408
Stock Based Compensation Activity, net	—	(21,044)	—	—	—	101,737	80,693
Purchase of Treasury Stock (5,101,900 shares)	—	—	—	—	—	(131,839)	(131,839)
Other Comprehensive Loss, net of tax	—	—	—	(5,448)	—	—	(5,448)

Balance, September 30, 2006	$4,807	$6,881,364	$2,866,058	($114,346)	($—)	($379,776)	$9,258,107

See accompanying notes to the consolidated financial statements

North Fork Bancorporation, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Net Income	$203,108	$237,296	$634,052	$738,397

Other Comprehensive Income
Unrealized (Losses)/Gains On Securities:
Changes in Unrealized (Losses)/Gains Arising During the Period	$167,736	$(119,816)	$4,647	$(153,188)
Less: Reclassification Adjustment For Gains Included in Net Income	(4,461)	(840)	(15,282)	(16,358)

Changes in Unrealized (Losses)/Gains Arising During the Period	163,275	(120,656)	(10,635)	(169,546)
Related Tax Effect on Unrealized (Losses)/Gains During the Period	(70,209)	51,881	4,574	72,900

Net Change in Unrealized (Losses)/Gains Arising During the Period	93,066	(68,775)	(6,061)	(96,646)

Unrealized Gains/(Losses) On Derivative Instruments:
Changes in Unrealized Gains/(Losses) Arising During the Period	$(559)	$929	462	$10,636
Add: Reclassification Adjustment for Expenses/Losses Included in Net Income	117	471	613	2,261

Changes in Unrealized Gains/(Losses) Arising During the Period	(442)	1,400	1,075	12,897
Related Tax Effect on Unrealized Gains/(Losses) During the Period	190	(601)	(462)	(5,543)

Net Change in Unrealized Gains/(Losses) Arising During the Period	(252)	799	613	7,354

Net Other Comprehensive Income/(Loss)	$92,814	$(67,976)	$(5,448)	$(89,292)

Comprehensive Income	$295,922	$169,320	$628,604	$649,105

See accompanying notes to the consolidated financial statements

North Fork Bancorporation, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2006 and 2005
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
     Subject to the terms and conditions of the merger agreement, each holder of North Fork common stock will have the right, subject to proration, to elect to receive, for each share of North Fork common stock, cash or Capital One common stock, in either case having a value equal to $11.25 plus the product of, in connection with the proposed merger, 0.2216 times the average closing sales price of Capital One’s common stock for the five trading days immediately preceding the merger date. Based on Capital One’s closing NYSE stock price of $89.92 on March 10, 2006, the transaction is valued at $31.18 per North Fork share, for a total transaction value of approximately $14.6 billion.
     On November 8, 2006, the Federal Reserve Board approved the merger of North Fork with and into Capital One. On August 22, 2006, our stockholders also approved the merger of North Fork with and into Capital One. The merger is expected to occur on December 1, 2006.
     The election deadline by which North Fork stockholders can elect whether they would prefer to receive cash or Capital One common stock in the merger has been set for 5:00 p.m., New York City time on November 27, 2006.
Basis of Presentation
     The accounting and financial reporting policies of the Company and its subsidiaries are in conformity with U.S generally accepted accounting principles. The preparation of financial statements, in conformity with U.S generally accepted accounting principles, requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Actual results could differ from those estimates. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. All significant inter-company accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentation. The consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary for the fair statement of the interim period results presented.

     These unaudited interim consolidated financial statements and related management’s discussion and analysis should be read together with the consolidated financial information in our 2005 Annual Report on Form 10-K/A, previously filed with the United States Securities and Exchange Commission (“SEC”). Results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results of operations which may be expected for the full year 2006 or any future interim period.
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
Accounting for Stock-Based Compensation
     On January 1, 2006, we adopted SFAS No. 123R — “Accounting for Stock Based Compensation, Share Based Payment”, (SFAS 123R) which replaced the guidance prescribed in SFAS 123. SFAS 123R requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The associated costs will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Restricted stock awards previously recorded as deferred compensation, a component of stockholders’ equity were reclassified to additional paid-in-capital upon adoption. Restricted Stock Awards are recorded at fair value at the date of grant and are amortized to compensation expense over the awards vesting period in accordance with SFAS 123R. This accounting practice is consistent with our prior accounting treatment of restricted stock awards. Substantially, all employee stock options are awarded at the end of the year as part of an employees overall compensation, based on the individual’s performance during that year, and either vest immediately or over a nominal period. Therefore, the effect on net income of expensing stock options during the three and nine months ended September 30, 2006 was not material.
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
     MSRs are periodically evaluated for impairment based on the difference between the carrying amount and current fair value. To evaluate and measure impairment, the underlying loans are stratified based on certain risk characteristics, including loan type, note rate and investor servicing requirements. If it is determined that temporary impairment exists, a valuation allowance is established through a charge to earnings for any excess of amortized cost over the current fair value, by risk stratification. If determined in future periods that all or a portion of the temporary impairment no longer exists for a particular risk stratification, the valuation allowance is reduced thereby increasing earnings. However, if impairment for a particular risk stratification is deemed other-than-temporary (recovery of a recorded valuation allowance is remote), a direct write-down, permanently reducing the carrying value of the MSRs is recorded. The periodic evaluation of MSRs for other-than-temporary impairment considers both historical and projected trends in interest rates, payoff activity and whether impairment could be recovered through increases in market interest rates.

NOTE 2 — SECURITIES
The amortized cost and estimated fair value of available-for-sale securities are as follows:

	September 30, 2006		December 31, 2005		September 30, 2005
Available-for-Sale	Amortized	Fair	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value	Cost	Value
CMO Agency Issuances	$3,023,004	$2,932,161	$3,604,117	$3,511,285	$3,876,702	$3,798,645
CMO Private Issuances	3,173,377	3,100,693	3,484,016	3,409,789	3,652,571	3,592,462
Agency Pass-Through Certificates	1,667,601	1,638,178	1,986,388	1,956,487	2,159,341	2,138,524
State & Municipal Obligations	671,351	669,488	884,742	881,238	845,531	844,866
Equity Securities (1) (2)	617,287	618,751	663,371	675,525	664,662	669,072
U.S. Treasury & Agency Obligations	213,449	211,113	233,468	231,152	274,940	272,247
Other Securities	333,851	330,040	628,737	630,501	668,884	673,444

Total Available-for-Sale Securities	$9,699,920	$9,500,424	$11,484,839	$11,295,977	$12,142,631	$11,989,260

(1)	Amortized cost and fair value includes $433.6 million, $265.8 million and $269.3 million in Federal Home Loan Bank Stock at September 30, 2006, December 31, 2005 and September 30, 2005, respectively.

(2)	Amortized cost and fair value includes $150.7 million and $152.2 million at September 30, 2006, respectively, $332.3 million and $342.8 million at December 31, 2005, respectively and $332.3 million and $335.4 million at September 30, 2005, respectively of Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”) Preferred Stock.
The amortized cost and estimated fair value of held-to-maturity securities are as follows:

	September 30, 2006		December 31, 2005		September 30, 2005
Held-to-Maturity	Amortized	Fair	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value	Cost	Value
Agency Pass-Through Certificates	$41,080	$40,323	$46,155	$45,814	$48,913	$48,976
State & Municipal Obligations	35,846	37,226	38,301	40,116	40,610	42,651
CMO Private Issuances	8,389	7,969	9,430	8,958	14,287	13,772
Other Securities	7,950	7,950	10,324	10,240	10,695	10,603

Total Held-to-Maturity Securities	$93,265	$93,468	$104,210	$105,128	$114,505	$116,002

     At September 30, 2006, securities carried at $5.8 billion were pledged to secure securities sold under agreements to repurchase, other borrowings, and for other purposes as required by law. Securities pledged under agreements pursuant to which the collateral may be sold or repledged by the secured parties approximated $2.3 billion, while securities pledged under agreements pursuant to which the secured parties may not sell or repledge approximated $3.5 billion at September 30, 2006.
NOTE 3 — LOANS
The composition of loans designated as held-for-sale are summarized as follows:

Loans Held-for-Sale	September 30,	% of	December 31,	% of	September 30,	% of
(dollars in thousands)	2006	Total	2005	Total	2005	Total
Residential Mortgages	$4,228,290	91%	$3,824,547	89%	$4,225,128	91%
Home Equity	399,629	9	496,656	11	434,824	9

Total	4,627,919	100%	$4,321,203	100%	$4,659,952	100%
Deferred Origination Costs	45,020		38,064		41,598

Total Loans Held-for-Sale	$4,672,939		$4,359,267		$4,701,550

The composition of loans held-for-investment are summarized as follows:

Loans Held-for- Investment	September 30,	% of	December 31,	% of	September 30,	% of
(dollars in thousands)	2006	Total	2005	Total	2005	Total
Commercial Mortgages	$7,465,052	21%	$6,206,416	19%	$5,896,835	18%
Commercial & Industrial	6,073,098	17	4,709,440	14	4,324,758	13

Total Commercial	13,538,150	38	10,915,856	33%	10,221,593	31%
Residential Mortgages	14,237,428	39	15,068,443	45	15,508,008	48
Multi-Family Mortgages	5,272,860	15	4,821,642	15	4,626,777	14
Consumer	1,894,712	5	1,558,782	5	1,569,386	5
Construction & Land	1,272,784	3	829,273	2	716,049	2

Total	36,215,934	100%	$33,193,996	100%	$32,641,813	100%
Deferred Origination Costs, net	42,700		38,240		31,149

Total Loans Held-for -Investment	$36,258,634		$33,232,236		$32,672,962

At September 30, 2006, loans held-for-investment of $9.4 billion were pledged as collateral under borrowing arrangements with the Federal Home Loan Bank of New York.
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
The following table presents the components of non-performing assets as of the dates indicated:

	September 30,	December 31,	September 30,
(dollars in thousands)	2006	2005	2005
Commercial Mortgages	$2,119	$498	$5,451
Commercial & Industrial	7,338	7,970	8,137

Total Commercial	9,457	8,468	13,588
Residential Mortgages	11,478	19,315	48,257
Multi-Family Mortgages	—	550	335
Consumer	2,743	2,684	2,399
Construction and Land	—	—	600

Non-Performing Loans Held-for-Investment	23,678	$31,017	$65,179
Non-Performing Loans Held-for-Sale	34,753	13,931	33,137
Other Real Estate	4,098	4,101	7,149

Total Non-Performing Assets	$62,529	$49,049	$105,465

Allowance for Loan Losses to Non-Performing Loans Held-for-Investment	965%	703%	338%
Allowance for Loan Losses to Total Loans Held-for-Investment	.63	.66	.67
Non-Performing Loans to Total Loans Held-for-Investment	.07	.09	.20
Non-Performing Assets to Total Assets	.11	.09	.18
     Non-performing loans held-for-investment includes loans ninety days past due and still accruing totaling $1.1 million, $3.5 million and $4.9 million at September 30, 2006, December 31, 2005 and September 30, 2005, respectively.
     Future levels of non-performing assets will be influenced by prevailing economic conditions and the impact of those conditions on our customers, prevailing interest rates, unemployment rates, property values, and other internal and external factors, including potential sales of such assets.

NOTE 4 — ALLOWANCE FOR LOAN LOSSES
A summary of changes in the allowance for loan losses for loans held-for-investment is shown below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2006	2005	2006	2005
Balance at Beginning of Period	$224,571	$217,872	$217,939	$211,097
Provision For Loan Losses	9,000	9,000	27,000	27,000

Total	233,571	226,872	244,939	238,097
Recoveries Credited to the Allowance	3,627	3,477	10,807	12,621
Losses Charged to the Allowance	(8,654)	(10,002)	(27,202)	(30,371)

Balance at End of Period	$228,544	$220,347	$228,544	$220,347

Annualized Net Charge-offs to Average Loans, net	.06%	.08%	.06%	.07%

NOTE 5 — FEDERAL FUNDS PURCHASED AND COLLATERALIZED BORROWINGS
The following table summarizes the components of federal funds purchased and collateralized borrowings for the periods indicated:

	September 30,	December 31,	September 30,
(in thousands)	2006	2005	2005
Federal Funds Purchased	$1,166,500	$2,634,000	$700,000
Securities Sold Under Repurchase Agreements	2,029,989	3,783,017	4,718,647
Federal Home Loan Bank Advances	7,535,859	3,283,604	4,154,348

Total Federal Funds Sold and Collateralized Borrowings	$10,732,348	$9,700,621	$9,572,995

The expected maturity or repricing of Federal Home Loan Bank (“FHLB”) Advances and Repurchase Agreements (“Repos”) at September 30, 2006 is as follows:

(dollars in thousands)	FHLB	Average		Average		Average
Maturity/Repricing	Advances	Rate (1)	Repos	Rate (1)	Total(2)	Rate (1)

2006	$6,375,015	5.32%	$767,786	3.59%	$7,142,801	5.13%
2007	150,000	3.77%	600,000	3.13%	750,000	3.26%
2008	650,000	2.67%	275,000	4.90%	925,000	3.33%
2009	—	—	—	—	—	—
2010	100,000	5.90%	275,000	3.90%	375,000	4.44%
Thereafter	200,000	2.93%	100,000	4.39%	300,000	3.42%

Total	$7,475,015	5.00%	$2,017,786	3.71%	$9,492,801	4.73%

(1)	Reflects the impact of purchase accounting adjustments and interest rate swaps.

(2)	Excludes $60.8 million and $12.2 million in purchase accounting discounts on FHLB Advances and Repurchase Agreements, respectively.
Interest rate swaps were used to convert $75 million in Repos from variable rates to fixed rates. These swaps qualify as cash flow hedges and are explained in more detail in “Note 9 — Derivative Financial Instruments.”

NOTE 6 — OTHER BORROWINGS
The following table summarizes other borrowings outstanding as of the dates indicated:
SUBORDINATED NOTES

	September 30,	December 31,	September 30,
(in thousands)	2006	2005	2005
Parent Company:
5.875% Subordinated Notes due August 2012	$349,476	$349,408	$349,386
5.0% Subordinated Notes due August 2012	150,000	150,000	150,000
Subsidiary Bank:
9.25% Subordinated Bank Notes due October 2010	174,108	178,622	180,127

Total Subordinated Notes	673,584	678,030	679,513
Fair Value Hedge Adjustment	(27,436)	(31,040)	(28,519)

Total Subordinated Notes Carrying Amount	$646,148	$646,990	$650,994

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
     $350 million in pay floating swaps, designated as fair value hedges on the 5.875% Subordinated Notes, were used to convert a corresponding amount of the Notes from their stated fixed rates to variable rates indexed to three-month LIBOR for all periods presented. At December 31, 2005 and September 30, 2005, $150 million in pay floating swaps, designated as fair value hedges on the 5.0% Fixed/Floating Rate Subordinated Notes were used to convert their stated fixed rates to variable rates indexed to three-month LIBOR. As of April 1, 2006 it was determined that these swaps did not meet the stated requirements of the short-cut method of accounting as prescribed in SFAS No. 133 and accordingly were reclassified as trading instruments and are more fully described in Note 9 – Derivative Financial Instruments. The fair value hedge adjustments in the table above includes the effect on the $150 million 5.0% Fixed/Floating Subordinated Notes that existed at December 31, 2005 and September 30, 2005, respectively.
     $150 million of 9.25% Subordinated Bank Notes mature in 2010, pay interest semi-annually and have a carrying value of $174.1 million at September 30, 2006. These Notes were assumed through a prior acquisition and include a remaining fair value discount totaling $24.1 million, $28.6 million and $30.1 million at September 30, 2006, December 31, 2005 and September 30, 2005, respectively, which reduced the effective cost of funds to 4.61% for the periods presented. As of September 30, 2006, $120 million qualified as Tier II capital for regulatory purposes.
JUNIOR SUBORDINATED DEBT (related to Trust Preferred Securities):

	September 30,	December 31,	September 30,
(in thousands)	2006	2005	2005
8.70% Junior Subordinated Debt — due December 2026	$102,848	$102,839	$102,836
8.00% Junior Subordinated Debt — due December 2027	102,820	102,811	102,807
8.17% Junior Subordinated Debt — due May 2028	46,547	46,547	46,547
9.10% Junior Subordinated Debt — due June 2027	224,896	235,867	236,214

Total Junior Subordinated Debt	477,111	488,064	488,404
Fair Value Hedge Adjustment	—	7,427	10,300

Total Junior Subordinated Debt Carrying Amount	$477,111	$495,491	$498,704

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
     The 9.10% Junior Subordinated Debt due June 2027 was assumed through a prior acquisition and includes a remaining fair value discount of $18.7 million, $29.7 million and $30.0 million at September 30, 2006, December 31, 2005 and September 30, 2005, respectively, which reduced the effective cost of funds to 7.63% for the periods presented.
     Pay floating swaps with a $245 million notional value previously designated as fair value hedges of the 8.70%, 8.00% and 8.17% Junior Subordinated Debt issuances were used to convert a corresponding amount of debt from their stated fixed rates to variable rates indexed to three-month LIBOR. As of March 31, 2006 it was determined that these swaps did not meet the stated requirements of the short-cut method of accounting as prescribed in SFAS No. 133 and accordingly were reclassified as trading instruments and are more fully described in Note 9 — Derivative Financial Instruments.
SENIOR NOTES:

	September 30,	December 31,	September 30,
(in thousands)	2006	2005	2005
3.20% Senior Notes — due June 2008	$346,502	$344,945	$344,426
Fair Value Hedge Adjustment	—	(10,062)	(8,732)

Total Senior Notes Carrying Amount	$346,502	$334,883	$335,694

     The 3.20% Senior Notes due June 2008 were assumed through a prior acquisition and include a remaining fair value premium of $3.5 million, $5.1 million and $5.6 million at September 30, 2006, December 31, 2005 and September 30, 2005, respectively, which increased the effective cost of funds to 3.84% for the periods presented.
     Pay floating swaps with a $350 million notional value were previously designated as fair value hedges on the Senior Notes. These swaps were used to convert a corresponding amount of Notes from their stated fixed rates to variable rates indexed to three-month LIBOR. As of April 1, 2006, it was determined that these swaps did not meet the stated requirements of the short-cut method of accounting as prescribed in SFAS No. 133 and accordingly were reclassified as trading instruments and are more fully described in Note 9 — Derivative Financial Instruments.
NOTE 7 — MORTGAGE SERVICING RIGHTS
     The following table sets forth the change in the carrying value and fair value of mortgage servicing rights for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2006	2005	2006	2005
Mortgage Servicing Rights:
Balance, Beginning of Period	$277,077	$288,453	$290,550	$254,857
Originations	18,310	28,276	51,149	109,430
Amortization	(21,526)	(23,183)	(66,939)	(63,763)
Sales	(505)	(768)	(1,404)	(7,746)

Balance, End of Period	$273,356	$292,778	$273,356	$292,778

Valuation allowance:
Balance, Beginning of Period	$(4,534)	$(34,971)	$(23,126)	$—
Temporary Impairment (Charge)/Recovery on Mortgage Servicing Rights	(10,632)	9,540	7,960	(25,431)

Balance, End of Period	$(15,166)	$(25,431)	$(15,166)	$(25,431)

Mortgage Servicing Rights, net	$258,190	$267,347	$258,190	$267,347

Fair Value of Mortgage Servicing Rights	$264,195	$269,804	$264,195	$269,804

Ratio of Mortgage Servicing Rights to Related Loans Serviced for Others	0.92%	0.88%	0.92%	0.88%

Weighted Average Service Fee	0.28%	0.28%	0.28%	0.28%

     The table below provides the significant assumptions used in estimating the fair value of servicing assets for the periods indicated:

	September 30,	September 30,
	2006	2005
Weighted Avg. Prepayment Rate (includes default Rate)	27.62%	28.10
Weighted Avg. Life (in years)	3.5	3.3
Cash Flows, Discount Rate	10.51%	10.53%
     At September 30, 2006, the sensitivities to immediate 10% and 20% increases in the weighted average prepayment rates would decrease the fair value of mortgage servicing rights by $12.1 million and $22.8 million, respectively.
     At September 30, 2006, the aggregate principal balance of mortgage loans serviced for others, excluding interim servicing was $28.0 billion.
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
     A summary of the changes in the representation and warranty reserve is shown below for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
( in thousands)	2006	2005	2006	2005
Balance, Beginning of Period	$126,947	$129,116	$128,620	$97,066
Provisions for Estimated Losses (1)	15,899	18,647	39,224	66,244
Losses Incurred	(11,765)	(12,695)	(36,763)	(28,242)

Balance, End of Period	$131,081	$135,068	$131,081	$135,068

(1)	The provision is reported as a reduction to gain on sale of loans.
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
     The following table details the current interest rate swaps and associated hedged liabilities outstanding as of September 30, 2006:

(dollars in thousands)	Hedged	Notional	Fixed	Variable
Maturity	Liability	Amount	Interest Rate	Interest Rate
Pay Fixed Swaps — 2008	Repurchase Agreements	$75,000	6.14%	5.48%
Pay Variable Swaps — 2012	5.875% Subordinated Notes	350,000	5.88	7.71
     At September 30, 2006, $75 million in pay fixed swaps, designated as cash flow hedges, were outstanding. These agreements change the repricing characteristics of certain repurchase agreements, requiring us to make periodic fixed rate payments and receive periodic variable rate payments indexed to three-month LIBOR, based on a common notional amount, and identical payment and maturity dates. At September 30, 2006, these swaps had an unrealized loss of $1.1 million, which is recorded as a component of other liabilities on the accompanying balance sheet (the net of tax balance of $0.6 million is reflected in stockholders’ equity as a component of accumulated other comprehensive loss).

The use of pay fixed swaps increased interest expense by $0.1 million and $0.5 million in the third quarters of 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, these swaps increased interest expense by $0.6 million and $2.3 million, respectively. Based upon the current interest rate environment, approximately $0.4 million of the unrealized loss is expected to be reclassified from accumulated other comprehensive loss in the next twelve months.
     At September 30, 2006, $350 million of pay floating swaps, designated as fair value hedges, were used to convert the stated fixed rate on the 5.875% subordinated notes to variable rates indexed to three-month LIBOR. The swap term and payment dates match the related terms of the subordinated notes. At September 30, 2006, the fair value adjustment on these swaps resulted in a loss of $27.4 million and is reflected as a component of other liabilities. The carrying amount of the $350 million in subordinated notes was decreased by an identical amount. These swaps increased interest expense by approximately $1.6 million and $3.8 million for the three and nine months ended September 30, 2006, respectively. For the three and nine months, ended September 30, 2005, interest expense increased by $0.1 million and decreased by $1.3 million, respectively. There was no hedge ineffectiveness recorded in the Consolidated Statements of Income on these transactions for all periods reported.
     As part of our mortgage banking operations, we enter into commitments to originate and purchase loans whereby the interest rate on the loan is determined prior to funding (“interest rate lock commitment”). Interest rate lock commitments on mortgage loans that we intend to sell in the secondary market are considered free-standing derivatives. These derivatives are carried at fair value with changes in fair value recorded as a component of gain on sale of loans. In accordance with Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments”, interest rate lock commitments are initially valued at zero. Changes in fair value subsequent to inception are determined based upon current secondary market prices for underlying loans with similar coupons, maturity and credit quality, subject to the anticipated probability that the loan will fund within the terms of the commitment. The initial value inherent in the loan commitments at origination is recognized through gain on sale of loans when the underlying loan is sold. Both the interest rate lock commitments and the related hedging instruments are recorded at fair value with changes in fair value being recorded in current earnings in gain on sale of loans.
     Generally, if interest rates increase, the value of our interest rate lock commitments and funded loans decrease and loan sale margins are adversely impacted. We hedge the risk of overall changes in fair value of loans held-for-sale and interest rate lock commitments generally by entering into mandatory commitments to deliver mortgage whole loans to various investors, selling forward contracts on mortgage backed securities of Fannie Mae and Freddie Mac and, to a lesser extent, by using futures and options to economically hedge the fair value of interest rate lock commitments. Under SFAS 133, certain of these positions qualify as fair value hedges against a portion of the funded loan portfolio held-for-sale and result in adjustments to the carrying value of designated loans through gain on sale based on fair value changes attributable to the hedged risk. The forward contracts, futures and options used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset loan commitment mark-to-market gains and losses and are also recognized as a component of gain on sale.
     The notional amount of all forward contracts was $2.9 billion at September 30, 2006. The forward contracts designated as fair value hedges associated with mortgage loans held-for-sale had a notional value of $2.2 billion at September 30, 2006. The notional amount of forward contracts used to manage the risk associated with interest rate lock commitments on mortgage loans was $726 million at September 30, 2006.
     The following table shows hedge ineffectiveness on fair value hedges included in gain on sale of loans for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Gain/(Loss) on Hedged Mortgage Loans	$12,432	$(8,559)	$3,050	$(6,390)
(Loss)/Gain on Derivatives	(12,736)	8,218	(4,797)	4,845

Hedge Ineffectiveness	$(304)	$(341)	$(1,747)	$(1,545)

Trading Instruments
     The following table details the interest rate swaps designated as trading instruments as of September 30, 2006:

(dollars in thousands)	Previously Hedged	Notional	Fixed	Variable
Maturity	Liability	Amount	Interest Rate	Interest Rate
Pay Variable Swaps
2007	5.00% Subordinated Notes	$150,000	5.00%	7.71%
2008	3.20% Senior Notes	350,000	3.20%	5.05%
2026	8.70% Junior Subordinated Debt	100,000	8.70%	7.09%
2027	8.00% Junior Subordinated Debt	100,000	8.00%	6.46%
2028	8.17% Junior Subordinated Debt	45,000	8.17%	8.27%
     During 2006, we performed a detailed review of our accounting treatment for all derivative transactions and determined that certain transactions did not meet the requirements of the “short-cut” method of accounting under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities”. As a result, hedge accounting was not appropriate for the transactions contained in the above table since inception. Accordingly, they have been reclassified as trading instruments on the accompanying balance sheet. For the three and nine months ended September 30, 2006, $9.7 million and $(11.4) million was recorded as a component of trading gains and (losses) on the accompanying statement of income, respectively. We believe that the interest rate swaps have and will continue to be effective economic hedges. There was no impact nor will there be any future impact on our cash flows resulting from this change.
     In October 2006, we terminated the interest rate swap contracts listed in the above table at similar market values that existed at September 30, 2006.
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
     Each customer’s creditworthiness is evaluated prior to issuing these commitments and may require the customer to pledge certain collateral prior to the extension of credit. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing properties. Fixed rate commitments are subject to interest rate risk, based on changes in prevailing rates during the commitment period. We are subject to credit risk in the event that the commitments are drawn upon and the customer is unable to repay the obligation.
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
The following table presents total commitments and letters of credit outstanding for our retail banking segment at September 30, 2006:

(in thousands)	2006
Commitments to Extend Credit on Loans Held-for-Investment (2)	$4,843,931
Standby Letters of Credit (1) (2)	616,120
Commercial Letters of Credit (2)	21,022

(1)	Standby letters of credit are considered guarantees and are reflected in other liabilities in the accompanying Consolidated Balance Sheet at their estimated fair value of $2.2 million as of September 30, 2006. The fair value of these instruments is recognized as income over the initial term of the guarantee.

(2)	At September 30, 2006, commitments to extend credit on loans held-for-investment with maturities of less than one year totaled $2.4 billion, while $2.4 billion mature between one to three years. Standby and commercial letters of credit are issued with original maturity terms of twelve months or less.
Mortgage Banking
     At September 30, 2006, the pipeline of residential mortgage loans (including Home Equity Lines of Credit) was $6.0 billion and included $1.8 billion of fixed rate loans and $4.2 billion of adjustable rate loans. The pipeline represents total applications received but not yet funded.
     We are also contractually committed to fund the undrawn portion of Home Equity Lines of Credit (HELOCs), which were previously originated. This commitment extends to both HELOCs held-for-sale and those previously sold with servicing retained.
     The following table presents commitments to extend credit on loans available-for-sale at September 30, 2006:

(in thousands)	2006
Commitments to Originate Mortgage Loans Held-for-Sale	$5,887,000
Commitments to Fund HELOCs	136,889
NOTE 11 — RETIREMENT AND OTHER EMPLOYEE BENEFITS
The components of net periodic benefit costs for pension and post-retirement benefits are as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands)	2006	2005	2006	2005	2006	2005	2006	2005
	Pension		Post-Retirement		Pension		Post-Retirement
Components of Net Periodic Benefit Cost:
Service Cost	$2,971	$2,114	$422	$365	$9,239	$7,240	$1,406	$1,391
Interest Cost	2,654	2,689	387	220	8,086	7,889	1,347	1,628
Expected Return on Plan Assets	(5,186)	(5,306)	(131)	(63)	(15,570)	(15,254)	(393)	(191)
Amortization of Prior Service Cost	109	(40)	(20)	(20)	290	(172)	(60)	(60)
Amortization of Net Transition (Asset)/Obligation	—	—	73	73	—	(131)	219	219
Amortization of Net (Gain)/Loss	298	217	(128)	(170)	1,172	763	(156)	18

Net Periodic Benefit Cost/(Income):	$846	($326)	$603	$405	$3,217	$335	$2,363	$3,005

We do not anticipate making a contribution to either pension or post-retirement benefit plans in 2006.
Bank Owned Life Insurance
     We maintain three Bank Owned Life Insurance Trusts (commonly referred to as BOLI) on the consolidated balance sheet. The BOLI trusts were formed to offset future employee benefit costs and to provide additional benefits due to their tax exempt nature. Only officer level employees, who have consented, have been insured under the program.

     The underlying structure of the initial BOLI trust formed, requires that the assets supporting the insurance policies be reported on the consolidated balance sheet, principally as a component of the available-for-sale securities portfolio and the related income to be characterized as either interest income or gain/(loss) on sale of securities. At September 30, 2006 and 2005, $253.4 million and $215.9 million, respectively were held by the trust and are principally included in the available-for-sale securities portfolio. Based on the underlying structures of the other two BOLI trusts, the cash surrender values (“CSV”) of the life insurance policies held by the trusts are required to be classified as other assets on the consolidated balance sheet and the related income/(loss) be characterized as other income. The cash surrender value of the policies held by these trusts were $216.9 million and $207.4 million at September 30, 2006 and 2005, respectively.
NOTE 12 — BUSINESS SEGMENTS
     The retail banking business provides a full range of banking products and services through more than 350 branches located throughout the New York Metropolitan area. The mortgage banking segment originates, sells and services a wide variety of mortgages secured by 1-4 family residences and small commercial properties, on a nationwide basis.
     The segment information presented in the table below is prepared in accordance with the following methodologies:
•	Revenues and expenses directly associated with each segment are included in determining net income.

•	Transactions between segments are based on specific criteria or appropriate third party interest rates.

•	Inter-company eliminations are reflected in the “Other” column.
     The following tables provide a reasonable representation of each segment’s contribution to consolidated net income for the three months ended September 30, 2006 and 2005, respectively.

(in thousands)	Retail	Mortgage	Segment		Consolidated
For the Three Months Ended September 30, 2006	Banking	Banking	Totals	Other	Operations

Net Interest Income	$386,453	$18,412	$404,865	$2,039	$406,904
Provision for Loan Losses	9,000	—	9,000	—	9,000

Net Interest Income After Provision for Loan Losses	377,453	18,412	395,865	2,039	397,904

Non-Interest Income:
Mortgage Banking Income	—	133,011	133,011	(21,021)	111,990
Customer Related Fees & Service Charges	39,492	—	39,492	316	39,808
Investment Management, Commissions & Trust Fees	9,085	—	9,085	—	9,085
Other Operating Income	12,372	953	13,325	—	13,325
Securities Gains, net	4,461	—	4,461	—	4,461
Trading Gains	9,674	—	9,674	—	9,674

Total Non-Interest Income	75,084	133,964	209,048	(20,705)	188,343

Non-Interest Expense:
Employee Compensation & Benefits	97,630	51,200	148,830	—	148,830
Occupancy & Equipment Expense, net	40,876	10,698	51,574	—	51,574
Other Operating Expense	65,902	16,983	82,885	(13,856)	69,029
Merger Related Charges — Capital One	13,668	—	13,668	—	13,668

Total Non-Interest Expense	218,076	78,881	296,957	(13,856)	283,101

Income Before Income Taxes	234,461	73,495	307,956	(4,810)	303,146
Provision for Income Taxes	73,268	28,791	102,059	(2,021)	100,038

Net Income	$161,193	$44,704	$205,897	$(2,789)	$203,108

Total Assets	$52,920,480	$5,968,833	$58,889,313	$—	$58,889,313

(in thousands)	Retail	Mortgage	Segment		Consolidated
For the Three Months Ended September 30, 2005	Banking	Banking	Totals	Other	Operations

Net Interest Income	$411,481	$22,919	$434,400	$150	$434,550
Provision for Loan Losses	9,000	—	9,000	—	9,000

Net Interest Income After Provision for Loan Losses	402,481	22,919	425,400	150	425,550

Non-Interest Income:
Mortgage Banking Income	—	151,112	151,112	(24,697)	126,415
Customer Related Fees & Service Charges	41,980	—	41,980	—	41,980
Investment Management, Commissions & Trust Fees	8,780	—	8,780	—	8,780
Other Operating Income	11,521	1,198	12,719	—	12,719
Securities Gains, net	840	—	840	—	840

Total Non-Interest Income	63,121	152,310	215,431	(24,697)	190,734

Non-Interest Expense:
Employee Compensation & Benefits	89,456	46,844	136,300	—	136,300
Occupancy & Equipment Expense, net	39,066	9,941	49,007	—	49,007
Other Operating Expense	59,542	22,036	81,578	(12,885)	68,693

Total Non-Interest Expense	188,064	78,821	266,885	(12,885)	254,000

Income Before Income Taxes	277,538	96,408	373,946	(11,662)	362,284
Provision for Income Taxes	89,409	40,477	129,886	(4,898)	124,988

Net Income	$188,129	$55,931	$244,060	(6,764)	$237,296

Total Assets	$52,790,476	$5,109,917	$57,900,393	—	$57,900,393

     The following tables provide a reasonable representation of each segment’s contribution to consolidated net income for the nine months ended September 30, 2006 and 2005, respectively.

(in thousands)	Retail	Mortgage	Segment		Consolidated
For the Nine Months Ended September 30, 2006	Banking	Banking	Totals	Other	Operations

Net Interest Income	$1,199,145	$52,838	$1,251,983	$2,285	$1,254,268
Provision for Loan Losses	27,000	—	27,000	—	27,000

Net Interest Income After Provision for Loan Losses	1,172,145	52,838	1,224,983	2,285	1,227,268

Non-Interest Income:
Mortgage Banking Income	—	375,874	375,874	(62,043)	313,831
Customer Related Fees & Service Charges	120,887	—	120,887	316	121,203
Investment Management, Commissions & Trust Fees	27,881	—	27,881	—	27,881
Other Operating Income	42,098	6,084	48,182	—	48,182
Securities Gains, net	15,282	—	15,282	—	15,282
Trading Losses	(11,396)	—	(11,396)	—	(11,396)

Total Non-Interest Income	194,752	381,958	576,710	(61,727)	514,983

Non-Interest Expense:
Employee Compensation & Benefits	287,680	147,710	435,390	—	435,390
Occupancy & Equipment Expense, net	121,969	32,152	154,121	—	154,121
Other Operating Expense	186,865	52,407	239,272	(40,499)	198,773
Merger Related Charges — Capital One	18,900	—	18,900	—	18,900
Settlement Recovery	(16,031)	—	(16,031)	—	(16,031)

Total Non-Interest Expense	599,383	232,269	831,652	(40,499)	791,153

Income Before Income Taxes	767,514	202,527	970,041	(18,943)	951,098
Provision for Income Taxes	245,617	79,387	325,004	(7,958)	317,046

Net Income	$521,897	$123,140	$645,037	$(10,985)	$634,052

(in thousands)	Retail	Mortgage	Segment		Consolidated
For the Nine Months Ended September 30, 2005	Banking	Banking	Totals	Other	Operations

Net Interest Income	$1,281,628	$85,790	$1,367,418	$524	$1,367,942
Provision for Loan Losses	27,000	—	27,000	—	27,000

Net Interest Income After Provision for Loan Losses	1,254,628	85,790	1,340,418	524	1,340,942

Non-Interest Income:
Mortgage Banking Income	—	398,401	398,401	(70,211)	328,190
Customer Related Fees & Service Charges	125,888	—	125,888	—	125,888
Investment Management, Commissions & Trust Fees	30,138	—	30,138	—	30,138
Other Operating Income	37,328	4,849	42,177	—	42,177
Securities Gains, net	16,358	—	16,358	—	16,358

Total Non-Interest Income	209,712	403,250	612,962	(70,211)	542,751

Non-Interest Expense:
Employee Compensation & Benefits	268,251	142,433	410,684	—	410,684
Occupancy & Equipment Expense, net	112,759	29,151	141,910	—	141,910
Other Operating Expense	168,867	58,578	227,445	(29,591)	197,854

Total Non-Interest Expense	549,877	230,162	780,039	(29,591)	750,448

Income Before Income Taxes	914,463	258,878	1,173,341	(40,096)	1,133,245
Provision for Income Taxes	302,974	108,713	411,687	(16,839)	$394,848

Net Income	$611,489	$150,165	$761,654	$(23,257)	$738,397

The components of mortgage banking income for the periods indicated are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2006	2005	2006	2005

Gain on Sale of Loans Held-for-Sale	$123,624	$113,587	$307,688	$339,531
Mortgage Banking Fees, net	20,524	26,471	65,122	77,853
Amortization of Mortgage Servicing Rights	(21,526)	(23,183)	(66,939)	(63,763)
Temporary Impairment (Charge)/Recovery — Mortgage Servicing Rights	(10,632)	9,540	7,960	(25,431)

Total Mortgage Banking Income	$111,990	$126,415	$313,831	$328,190

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS
     Accounting for Defined Benefit Pension and Other Post-retirement Plans
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). For defined benefit post-retirement plans, SFAS 158 requires that the funded status be recognized in the statement of financial position, that assets and obligations that determine funded status be measured as of the end of the employer’s fiscal year, and that changes in funded status be recognized in comprehensive income in the year the changes occur. SFAS 158 does not change the amount of net periodic benefit cost included in net income or address measurement issues related to defined benefit post-retirement plans. The requirement to recognize funded status is effective for fiscal years ending after December 15, 2006. The requirement to measure assets and obligations as of the end of the employer’s fiscal year is effective for fiscal years ending after December 15, 2008. The unrecognized components of defined benefit pension plans and retiree medical plans will be recorded on the balance sheet at December 31, 2006. The adoption of SFAS 158 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

     Accounting for Fair Value Measurements
     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2006. The adoption of SFAS 157 is not expected to have a material impact on the consolidated earnings or financial position of the Company.
     Accounting for Uncertainty in Income Taxes
     In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which attempts to set out a consistent framework for preparers to use to determine the appropriate level of tax reserves to maintain for “uncertain tax positions.” This interpretation of FASB Statement No. 109 uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit is then measured to be the highest tax benefit which is greater than fifty percent likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of a Company’s tax reserves. FIN 48 is effective January 1, 2007. We are currently assessing the financial statement impact of implementing FIN 48.
     Accounting for Servicing of Financial Assets
     In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS 156 is effective for the fiscal year beginning after September 15, 2006. We are currently assessing the financial statement impact of implementing SFAS156.
     Accounting for Certain Hybrid Financial Instruments
     In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, (“SFAS 155”). SFAS 155 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and SFAS 140 . SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on the consolidated earnings or financial position of the Company.

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
     Factors which could cause or contribute to such differences include, but are not limited to:
•	general business and economic conditions are less favorable than expected;

•	worldwide political and social unrest, including acts of war and terrorism;

•	competitive pressures among financial services companies which may increase significantly;

•	competitive pressures in the mortgage origination business which could have an adverse effect on origination volumes and gain on sale profit margins;

•	changes in the interest rate environment may negatively affect interest margins, mortgage loan originations and the valuation of mortgage servicing rights;

•	changes in the securities and bond markets;

•	changes in real estate markets, including possible erosion in values, which may negatively affect loan origination and portfolio quality;

•	legislative or regulatory environments, requirements or changes adversely affect businesses in which we are engaged;

•	accounting principles, policies, practices or guidelines;

•	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•	technological changes, including increasing dependence on the Internet;

•	competition and its effect on pricing, spending, third-party relationships and revenues.

Risks related to the proposed plan of merger with Capital One include, but are not limited to:

•	the ability to obtain regulatory approvals for the contemplated transaction with Capital One on the proposed terms and schedule;

•	disruption from the transaction making it more difficult to maintain relationships with customers, employees or suppliers.
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
     On November 8, 2006, the Federal Reserve Board approved the merger of North Fork with and into Capital One. On August 22, 2006, our stockholders also approved the merger of North Fork with and into Capital One. The merger is expected to occur on December 1, 2006.
     The election deadline by which North Fork stockholders can elect whether they would prefer to receive cash or Capital One common stock in the merger has been set for 5:00 p.m., New York City time on November 27, 2006.

Business Segments
Our operating activities are divided into two primary business segments (Retail Banking and Mortgage Banking):
     Retail Banking — Our retail banking segment is conducted principally through North Fork Bank. North Fork Bank operates over 350 branches located in the New York Metropolitan area, through which a full range of banking products and services are provided to both commercial and consumer clients. We are a significant provider of commercial and commercial real estate loans, multi-family mortgages, construction and land development loans, asset based lending services, lease financing and business credit services, including lines of credit. Our consumer lending operations emphasizes indirect automobile loans. We offer clients a complete range of deposit products through our branch network and on-line banking services. We also provide our clients, both commercial and consumer, with a full complement of cash management services including on-line banking, and offer directly or through our securities and insurance affiliates a full selection of alternative investment products. Trust, investment management and custodial services are offered through North Fork Bank’s Trust Department and investment advisory services through our registered investment advisor.
     Revenue from the retail banking segment, principally net interest income, is the difference between the interest income we earn on our loan and investment portfolios and the cost of funding those portfolios. Our primary source of such funds are deposits and collateralized borrowings. We also earn income from fees charged on the various deposit and loan products. Other income includes the sale of alternative investment products (mutual funds and annuities), trust services, discount brokerage and investment management. The primary delivery channel for these products is the retail bank’s branches.
     We actively participate in community development lending, both through North Fork Bank and a community development subsidiary.
     Mortgage Banking — Our mortgage banking segment originates, sells and services a wide variety of mortgages secured by 1-4 family residences and small commercial properties. Most loans are originated through a national wholesale loan broker and correspondent lender network. We offer a broad range of mortgage loan products, to provide maximum flexibility to borrowers, including Jumbo A, specialty, conforming agency mortgage loans, home equity loans and commercial loans. Originations are generally sold into the secondary market and from time to time securitized if market conditions warrant such execution. Certain products including commercial mortgages, are retained in the Bank’s loan portfolio. We have established loan distribution channels with various financial institutions including banks, investment banks, broker-dealers, and real estate investment trusts (REITs), as well as both Fannie Mae and Freddie Mac. During the third quarter of 2006, we originated $9.5 billion in loans and sold $9.3 billion at an average gain on sale margin of 132 basis points. Originations were comprised of: 50% Specialty, 30% Jumbo A, 13% Home Equity and 7% Agency. Option ARMS, both Alt-A and Jumbo A, accounted for 32% of total originations during the third quarter of 2006. All option ARM originations are sold into the secondary market, servicing released. Mortgage originations for new purchases represented 43% of third quarter 2006 production. The weighted average FICO score for all originations was 712. We do not originate sub prime loans, nor will we sacrifice quality to drive origination volume and gain on sale income. Loans held-for-sale totaled $4.7 billion, while the pipeline was $5.9 billion ($2.6 billion was covered under interest rate lock commitments) at September 30, 2006.
     We also engage in mortgage loan servicing, which includes customer service, escrow administration, default administration, payment processing, investor reporting and other ancillary services related to the general administration of mortgage loans. As of September 30, 2006, the mortgage loan servicing portfolio consisted of loans with an aggregate unpaid principal balance of $49.0 billion, of which $31.9 billion was serviced for investors other than North Fork.
     The following table sets forth a summary reconciliation of each business segment’s contribution to consolidated net income as reported:

	For the		For the
Summary Consolidated Net Income	Three Months Ended		Nine Months Ended
(dollars in thousand)	September 30, 2006		September 30, 2006

Retail Banking	$161,193	79%	$521,897	82%
Mortgage Banking (1)	41,915	21%	112,155	18%

Consolidated Net Income	$203,108	100%	$634,052	100%
	-

(1)	Excludes net inter-company activity of $2.8 million and $10.9 million, after taxes for the three and nine months ended September 30, 2006, respectively.

Financial Overview
Selected financial highlights for the three and nine months ended September 30, 2006 and 2005 are set forth in the table below. The succeeding discussion and analysis describes the changes in components of operating results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except ratios and per share amounts)	2006	2005	2006	2005
Earnings
Net Income	$203,108	$237,296	$634,052	$738,397

Per Share:
Earnings Per Share — Basic	$0.45	$0.50	$1.39	$1.58
Earnings Per Share — Diluted	$0.44	$0.50	$1.38	$1.55
Cash Dividends	$0.25	$0.22	$0.75	$0.66
Dividend Payout Ratio	57%	44%	55%	43%
Book Value	$19.86	$19.38	$19.86	$19.38
Tangible Book Value (2)	$6.98	$6.75	$6.98	$6.75
Average Equivalent Shares — Basic	456,100	470,004	455,107	468,644
Average Equivalent Shares — Diluted	460,872	475,627	460,083	474,957

Selected Ratios:
Return on Average Total Assets	1.36%	1.60%	1.45%	1.64%
Return on Average Tangible Assets (1)	1.56%	1.83%	1.67%	1.87%
Return on Average Equity	8.77%	10.13%	9.35%	10.78%
Return on Average Tangible Equity (1)	26.12%	29.43%	28.59%	32.21%
Yield on Interest Earning Assets	6.03%	5.47%	5.96%	5.48%
Cost of Funds	3.38%	2.39%	3.06%	2.22%
Net Interest Margin (3)	3.26%	3.52%	3.45%	3.63%
Efficiency Ratio (4)	42.13%	39.15%	42.03%	37.14%
This document contains certain supplemental financial information, described in the following notes, which has been determined by methods other than U.S generally accepted accounting principles in the United States of America (“GAAP”) that management uses in its analysis of the Company’s performance. Management believes these non-GAAP financial measures provide information useful to investors in understanding the underlying operational performance of the Company, its business and performance trends and facilitates comparisons with the performance of others in the financial services industry.

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

(2)	Tangible book value is calculated by dividing period-end stockholders’ equity, less period-end goodwill and identifiable intangible assets, by period end shares outstanding. (See detailed schedule on Exhibit 99.1).

(3)	Presented on a tax equivalent basis.

(4)	The efficiency ratio, which represents a non-GAAP measure, is defined as the ratio of non-interest expense less amortization of identifiable intangibles, recourse settlement and merger charges to net interest income on a tax equivalent basis plus other non-interest income net of securities gains, temporary (impairment)/recovery on mortgage servicing right and trading gains/(losses) on derivative instruments.

Financial Results
     Net income for the third quarter ended September 30, 2006 was $203.1 million or diluted earnings per share of $.44 compared to $237.3 million or $.50 diluted earnings per share in the comparable prior year period. Returns on average tangible equity and average tangible assets during the third quarter were 26.12% and 1.56%, respectively, compared to 29.43% and 1.83% in the third quarter of 2005. Net income for the nine months ended September 30, 2006 was $634.1 million, or diluted earnings per share of $1.38 as compared to $738.4 million or diluted earnings per share of $1.55 for the same period of 2005. Returns on average tangible equity and average tangible assets were 28.59% and 1.67%, respectively, during the nine months ended September 30, 2006, as compared to 32.21% and 1.87%, respectively, for the comparable prior year period.
Highlights for the third quarter ended September 30, 2006 when compared to the same period in 2005 include:
•	32% growth in commercial loan and 28% growth in total loans, excluding residential mortgages.

•	Reduced non-performing assets by $42.9 million or 41%.

•	Mortgage loan originations of $9.5 billion from our mortgage banking subsidiary.

•	Continued reduction in the securities and residential mortgages held-for-investment portfolios.

•	Declaration of our regular quarterly cash dividend of $.25 per common share.
Balance Sheet Repositioning
     During the third quarter of 2005, we re-evaluated our asset/liability strategy in response to the Federal Reserve Bank raising short-term interest rates, while long-term rates remained fairly constant (“flat yield curve”). We liquidated lower yielding assets through portfolio sales and cash flows. The liquidity generated throughout the previous twelve months was utilized to fund higher yielding loan growth (excluding residential loans) and allowed us to redeploy excess capital through share repurchases.
     This balance sheet repositioning started with the sale of $2.4 billion in securities available-for-sale and residential loans held-for-investment in the third quarter of 2005. As this interest rate environment persisted throughout the remainder of 2005 and into 2006, we continued to reduce lower yielding assets through portfolio cash flows. During the past twelve months, lower yielding assets (securities and residential mortgages) declined by $3.8 billion. During the same period, higher yielding loans (excluding residential loans) grew by $4.8 billion or 28%, reducing our reliance on residential mortgages which represented 39% of total loans at September 30, 2006, compared to 48% at September 30, 2005. During the period we repurchased 18.8 million shares at an average price of $26.06. Subsequent to entering into the transaction with Capital One on March 12, 2006, we stopped repurchasing our common stock.
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

     The following table presents an analysis of net interest income (on a tax equivalent basis) by each major category of interest-earning assets and interest-bearing liabilities for the three months ended September 30,:

	2006			2005
	Average		Average	Average		Average
(dollars in thousands )	Balance	Interest	Rate	Balance	Interest	Rate

Interest Earning Assets:
Loans Held-for-Investment (2)	$35,788,526	$563,239	6.24%	$32,361,793	$471,627	5.78%
Loans Held-for-Sale (2)	5,329,621	86,885	6.47%	5,401,495	69,840	5.13%
Securities (1)	10,066,545	127,599	5.03%	12,531,822	152,447	4.83%
Money Market Investments	68,730	1,054	6.08%	38,668	529	5.43%

Total Interest Earning Assets	51,253,422	778,777	6.03%	50,333,778	694,443	5.47%

Non-Interest Earning Assets:
Cash and Due from Banks	$980,630			$1,012,515
Other Assets (1)	6,959,699			7,385,622

Total Assets	$59,193,751			$58,731,915

Interest Bearing Liabilities:
Savings, NOW & Money Market Deposits	$21,117,805	$144,400	2.71%	$21,419,573	$91,316	1.69%
Time Deposits	8,111,745	78,378	3.83%	8,223,189	49,397	2.38%

Total Savings and Time Deposits	29,229,550	222,778	3.02%	29,642,762	140,713	1.88%

Fed. Funds Purchased & Collateralized Borrowings	11,299,427	114,591	4.02%	10,057,604	86,343	3.41%
Other Borrowings (4)	1,461,561	20,482	5.56%	1,505,651	20,684	5.45%

Total Borrowings	12,760,988	135,073	4.20%	11,563,255	107,027	3.67%

Total Interest Bearing Liabilities	41,990,538	357,851	3.38%	41,206,017	247,740	2.39%

Interest Rate Spread			2.65%			3.08%

Non-Interest Bearing Liabilities:
Demand Deposits	$7,315,287			$7,547,759
Other Liabilities	701,013			684,278

Total Liabilities	50,006,838			49,438,054
Stockholders’ Equity	9,186,913			9,293,861

Total Liabilities and Stockholders’ Equity	$59,193,751			$58,731,915

Net Interest Income and Net Interest Margin (3)		$420,926	3.26%		$446,703	3.52%
Less: Tax Equivalent Adjustment		(14,022)			(12,153)

Net Interest Income		$406,904			$434,550

(1)	Unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(2)	For purposes of these computations, non-accrual loans are included in average loans.

(3)	Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investments in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after-tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.78, $1.73, $1.57, $1.28, and $1.07 for the three months ended September 30, 2006; and $1.78, $1.72, $1.57, $1.12, and $1.07 for the three months ended September 30, 2005.

(4)	For purposes of these computations, the fair value adjustments from hedging activities are included in the average balance of the related hedged item and the impact of the hedge is included as an adjustment to interest expense.

     The following table presents an analysis of net interest income (on a tax equivalent basis) by each major category of interest-earning assets and interest-bearing liabilities for the nine months ended September 30,:

	2006			2005
	Average		Average	Average		Average
(dollars in thousands )	Balance	Interest	Rate	Balance	Interest	Rate

Interest Earning Assets:
Loans Held-for-Investment (2)	$34,703,676	$1,606,697	6.19%	$32,096,673	$1,399,125	5.83%
Loans Held-for-Sale (2)	4,871,941	226,665	6.22%	5,383,660	209,753	5.21%
Securities (1)	10,629,485	403,438	5.07%	14,084,642	506,831	4.81%
Money Market Investments	53,913	2,325	5.77%	70,844	1,959	3.70%
Total Interest Earning Assets	50,259,015	2,239,125	5.96%	51,635,819	2,117,668	5.48%

Non-Interest Earning Assets:
Cash and Due from Banks	$1,011,558			$1,028,028
Other Assets (1)	7,059,187			7,470,504

Total Assets	$58,329,760			$60,134,351

Interest Bearing Liabilities:
Savings, NOW & Money Market Deposits	$21,440,428	$396,565	2.47%	$21,465,322	$243,367	1.52%
Time Deposits	8,139,246	197,827	3.25%	7,888,741	123,255	2.09%
Total Savings and Time Deposits	29,579,674	594,392	2.69%	29,354,063	366,622	1.67%

Fed. Funds Purchased & Collateralized Borrowings	10,166,329	287,693	3.78%	12,162,606	290,588	3.19%
Other Borrowings (4)	1,463,907	60,558	5.53%	1,498,656	57,794	5.16%

Total Borrowings	11,630,236	348,251	4.00%	13,661,262	348,382	3.41%

Total Interest Bearing Liabilities	41,209,910	942,643	3.06%	43,015,325	715,004	2.22%

Interest Rate Spread			2.90%			3.26%

Non-Interest Bearing Liabilities:
Demand Deposits	$7,355,611			$7,233,032
Other Liabilities	695,824			724,351

Total Liabilities	49,261,345			50,972,708
Stockholders’ Equity	9,068,415			9,161,643

Total Liabilities and Stockholders’ Equity	$58,329,760			$60,134,351

Net Interest Income and Net Interest Margin (3)		$1,296,482	3.45%		$1,402,664	3.63%
Less: Tax Equivalent Adjustment		(42,214)			(34,722)

Net Interest Income		$1,254,268			$1,367,942

(1)	Unrealized gains/(losses) on available-for-sale securities are recorded in other assets.

(2)	For purposes of these computations, non-accrual loans are included in average loans.

(3)	Interest income on a tax equivalent basis includes the additional amount of income that would have been earned if investments in tax exempt money market investments and securities, state and municipal obligations, non-taxable loans, public equity and debt securities, and U.S. Treasuries had been made in securities and loans subject to Federal, State, and Local income taxes yielding the same after-tax income. The tax equivalent amount for $1.00 of those aforementioned categories was $1.78, $1.73, $1.57, $1.27, and $1.09 for the nine months ended September 30, 2006; and $1.78, $1.72, $1.57, $1.19, and $1.05 for the nine months ended September 30, 2005.

(4)	For purposes of these computations, the fair value adjustments from hedging activities are included in the average balance of the related hedged item and the impact of the hedge is included as an adjustment to interest expense.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006 vs. 2005			2006 vs. 2005
	Change In			Change In
	Average	Average	Net Interest	Average	Average	Net Interest
(in thousands)	Volume	Rate	Income	Volume	Rate	Income

Interest Income from Earning Assets:
Loans Held-For-Investment	$52,212	$39,400	$91,612	$117,638	$89,934	$207,572
Loans Held-For-Sale	(941)	17,986	17,045	(21,209)	38,121	16,912
Securities	(31,029)	6,181	(24,848)	(129,899)	26,506	(103,393)
Money Market Investments	454	71	525	(547)	913	366

Total Interest Income	$20,696	$63,638	$84,334	($34,017)	$155,474	$121,457

Interest Expense on Liabilities:
Savings, NOW & Money Market Deposits	($1,304)	$54,388	$53,084	($283)	$153,481	$153,198
Time Deposits	(678)	29,659	28,981	4,031	70,541	74,572
Federal Funds Purchased & Collateralized Borrowings	11,416	16,832	28,248	(51,869)	48,974	(2,895)
Other Borrowings	(614)	412	(202)	(1,351)	4,115	2,764

Total Interest Expense	8,820	101,291	110,111	(49,472)	277,111	227,639

Net Change in Net Interest Income	$11,876	($37,653)	($25,777)	$15,455	($121,637)	($106,182)

     During the third quarter of 2006, net interest income declined $27.6 million to $406.9 million when compared to $434.6 million in the same period of 2005, while the net interest margin declined 26 basis points from 3.52% to 3.26%. During the nine months ended September 30, 2006, net interest income decreased $113.7 million when compared to the prior year period, while the net interest margin declined 18 basis points from 3.63% to 3.45%. Factors contributing to the decline in both net interest income and net interest margin included: (a) the impact of higher short-term interest rates on funding costs (both deposits and borrowings); (b) the pressure placed on interest earning asset yields due to the flat yield curve and; (c) the impact of competition on deposit and loan pricing.
     Interest income during the quarter increased $82.5 million to $764.8 million compared to $682.3 million in the same period of 2005. During this same period, the yield on average interest earning assets improved 56 basis points from 5.47% to 6.03%.
     Loans held-for-sale averaged $5.3 billion during the quarter remaining relatively unchanged from the same period in 2005, as yields improved 134 basis points to 6.47% due to changes in market interest rates. Period end loan balances totaled $4.7 billion and were funded with short-term borrowings. The yield and level of these earning assets will fluctuate with changes in origination volume, competition, demand for products, loan portfolio composition, market interest rates for new originations and the timing of loan sales.
     Loans held-for-investment averaged $35.8 billion during the quarter, representing an increase of $3.4 billion from the same period in 2005, as yields increased 46 basis points to 6.24%. During the nine months ended September 30, 2006, loans held-for-investment averaged $34.7 billion, an increase of $2.6 billion from 2005 while yields increased 36 basis points to 6.19%. At September 30, 2006, our loans held-for-investment to deposits ratio was 99%. (See “Financial Condition — Loans Held-For-Investment” section for additional information).
     Securities averaged $10.1 billion for the third quarter of 2006, representing a $2.5 billion decrease from the prior year period, as yields improved 20 basis points to 5.03%. During the nine months ended September 30, 2006, securities averaged $10.6 billion, a decline of $3.5 billion from 2005, as yields increased 26 basis points to 5.07%. This reduction in average securities was due to the balance sheet repositioning strategy previously discussed. The improvement in yields was due to the liquidation of lower yielding securities and the reinvestment of a portion of the proceeds at current market interest rates.
     Average interest bearing liabilities declined $0.8 billion to $42.0 billion, while funding costs increased 99 basis points to 3.38% during the third quarter of 2006. During the nine months ended September 30, 2006, average interest bearing liabilities declined $1.8 billion to $41.2 billion, while funding costs increased 84 basis points to 3.06%. Funding costs increased as a direct result of increases in short-term market interest rates and intense competition for deposits in our markets.
     Average demand deposits declined modestly to $7.3 billion in the third quarter of 2006 when compared to the same period of 2005. During the nine months ended September 30, 2006, average demand deposits increased $122.6 million from the prior year period to $7.4 billion. Total demand deposits contributed 58 basis points to our net interest margin this quarter compared to 44 basis points in 2005. At September 30, 2006, demand deposits represented 20% of total deposits. Average Savings, NOW and Money Market deposits (defined as “core deposits”) decreased $301.8 million to $21.1 billion, while the corresponding cost of funds increased 102 basis points to 2.71% during the third quarter of 2006. The modest decline in core deposits and increases in funding costs were attributable to competitive pressure in our markets and higher short-term interest rates. We continue to remain prudent in our deposit pricing strategy and have elected not to compete solely on rate. Core deposits have traditionally provided us with a lower cost funding source than time deposits and collateralized borrowings, benefiting our net interest margin and net income. Average time deposits declined $111 million or 1.4% to $8.1 billion, while the corresponding cost of funds increased 145 basis points to 3.83% due to the impact of higher market interest rates.
     Average federal funds purchased and collateralized borrowings increased $1.2 billion in the third quarter of 2006 while the cost of funds rose 61 basis points from the prior comparable period. During the nine months ended September 30, 2006, average federal funds purchased and collateralized borrowings declined $2.0 billion from the prior year period to $10.2 billion, while overall costs increased 59 basis points to 3.78%. Funding costs rose as a direct result of increases in short-term market interest rates. A large portion of these borrowings are utilized to fund loans held-for-sale and will fluctuate with the level of these interest earning assets. Additionally, the level of collateralized borrowings was impacted by growth in the commercial loan portfolio. The use of interest rate swaps increased interest expense by approximately $0.1 million and $.5 million for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, these swaps increased interest expense by $0.6 million and $2.3 million, respectively. (See Item 1, Condensed Notes to the Consolidated Financial Statements, Note 9 — “Derivative Financial Instruments” for additional information).
     Average other borrowings remained relatively unchanged in the third quarter of 2006, while the cost of funds rose 11 basis points to 5.56% when compared to the comparable prior year period due to the use of interest rate swaps. Certain other borrowings were converted from fixed to floating indexed to three-month LIBOR utilizing these swaps, which increased interest expense by $1.6 million during the third quarter of 2006 and reduced interest expense by $1.5 million during the same period in 2005. For the nine months ended September 30, 2006 these swaps increased interest expense $4.1 million and reduced interest expense by $8.7 million during the same period in 2005. (See Item 1, Condensed Notes to the Consolidated Financial Statements, Note 9 — “Derivative Financial Instruments” for additional information).
Provision and Allowance for Loan Losses
     The provision for loan losses totaled $9.0 million for the third quarter of 2006, unchanged when compared to the comparable prior year period. As of September 30, 2006, the ratio of the allowance for loan losses to non-performing loans held-for-investment increased to 965% as compared to 338% for the comparable prior year period. This increase resulted from our success in significantly reducing non-performing loans, while maintaining modest net charge-off levels. Net charge-offs, as an annualized percentage of average loans held-for-investment, was 6 basis points for the third quarter of 2006 compared to 8 basis points in the comparable prior year period. The allowance for loan losses to total loans held-for-investment was 63 basis points and 67 basis points, respectively for the same periods. The provisioning and resulting allowance for loan loss levels are consistent with the growth, composition and current credit quality of the loans held-for-investment portfolio, as well as our provisioning policy. (See “Notes to the Consolidated Financial Statements Note 1 — Business and Summary of Significant Accounting Policies — Critical Accounting Policies” for additional information).

     The following table presents the impact of allocating the allowance for loan losses on loans held-for-investment as of September 30, 2006, into the two primary portfolio segments.

		Residential &	Commercial &
(dollars in thousands)	Total	Multi-Family	All Other Loans

Loans Held-for-Investment	$36,258,634	$19,552,988	$16,705,646
Allowance for Loan Losses	228,544	60,526	168,018
Non-Performing Loans Held-for-Investment	23,678	11,478	12,200
Allowance for Loan Losses to Loans-Held-for-Investment	0.63%	0.31%	1.01%
Allowance for Loan Losses to Non-Performing Loans Held-for-Investment	965%	527%	1377%
     As a result of the process employed and giving recognition to all attendant factors associated with the loan portfolio, the allowance for loan losses at September 30, 2006 is considered to be adequate by management.
Non-Interest Income
     Non-interest income decreased $2.4 million to $188.3 million in the third quarter of 2006 compared to $190.7 million in the same period in 2005. Mortgage banking income declined $14.4 million to $112.0 million during the third quarter of 2006. This decrease was comprised of a $10.6 million temporary impairment charge on mortgage servicing rights compared to a $9.5 million impairment recovery in the comparable prior year quarter and a $4.3 million decline in mortgage servicing fees, net of amortization of mortgage servicing rights. Partially offsetting this decline was a $10.0 million increase in gain on sale of loans held-for-sale. Mortgage banking income is more fully explained in the “Mortgage Banking” section of this discussion and analysis. The decline in customer related fees and service charges of $2.2 million is primarily attributable to a decrease in the consumer deposits during the past year and higher earnings credits given to commercial deposit customers. Investment management, commissions and trust fees had a modest increase of $0.3 million or 3% to $9.1 million in the third quarter of 2006. Net securities gains were $4.5 million in the third quarter of 2006 compared to $0.8 million in the same period of 2005. Securities gains were derived principally from the sale of mortgage-backed securities and certain debt securities. Trading gains were $9.7 million during the third quarter resulting from increases in the market value of certain derivative instruments classified as trading instruments.
Non-Interest Expense
     Non-interest expense was $283.1 million during the third quarter of 2006 as compared to $254 million in the same period of 2005. Costs associated with the Capital One merger totaled $13.7 million and $18.9 million for the three and nine months ended September 30, 2006, respectively. Merger related charges during the quarter included $10.0 million to settle the shareholder class action lawsuit and $3.7 million in professional fees. Non-interest expense, excluding the merger related charges, increased $15.4 million or 6.1% in the third quarter 2006 when compared to the same period in 2005. Employee compensation and benefits increased $12.5 million to $148.8 million during the third quarter of 2006, impacted by new hires, annual merit raises, increases in incentive compensation levels and higher employee benefit costs. Occupancy and equipment costs increased $2.6 million or 5.2% due primarily to new branch openings, upgrades to existing branches and facilities and investments in technology. Amortization of identifiable intangibles and core deposit intangibles are related to prior acquisitions. Other operating expenses for the most recent quarter included a charge of $5.4 million associated with the prepayment of certain borrowings.
     The efficiency ratio, which represents a non-GAAP measure, is used by the financial services industry to measure an organization’s operating efficiency. The ratio, which is calculated by dividing non-interest expense excluding amortization of identifiable intangible assets, recourse settlement, debt restructuring costs and merger charges by net interest income (on a tax equivalent basis) and non-interest income, excluding securities gains and the temporary (impairment)/recovery charge on mortgage servicing rights and trading gains/(losses) on derivatives, was 42.13% for the third quarter of 2006, as compared to 39.15% in 2005.
Income Taxes
     The effective tax rate for the three and nine months ended September 30, 2006 was 33.0% and 33.3% respectively as compared to 34.5% and 34.8% for the three and nine months ended September 30, 2005, respectively.

Mortgage Banking
     The following table sets forth financial highlight information on the mortgage banking segment for the periods indicated:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Net Interest Income	$18,412	$22,919	$52,838	$85,790

Non-Interest Income:
Gain on Sale of Loans (1)	$130,680	$125,249	$328,877	$379,627
Mortgage Fees, net (2)	34,489	39,506	105,976	107,968
Amortization of Mortgage Servicing Rights	(21,526)	(23,183)	(66,939)	(63,763)
Temporary (Impairment)/Recovery- Mortgage Servicing Rights	(10,632)	9,540	7,960	(25,431)
Other Income	953	1,198	6,084	4,849

Total Non-Interest Income	$133,964	$152,310	$381,958	$403,250

Non-Interest Expense:
Employee Compensation & Benefits	51,200	46,844	147,710	142,433
Occupancy & Equipment Expense, net	10,698	9,941	32,152	29,151
Other Operating Expense	16,983	22,036	52,407	58,578

Total Non-Interest Expense	78,881	78,821	232,269	230,162

Income Before Income Taxes	73,495	96,408	202,527	258,878
Provision for Income Taxes	28,791	40,477	79,387	108,713

Net Income	$44,704	$55,931	$123,140	$150,165

Total Assets	$5,968,833	$5,109,917	$5,968,833	$5,109,917

(1)	Includes $7.0 million, $21.2 million,$11.7 million and $40.1 million of inter-company activity for the three and nine months ended September 30, 2006 and 2005, respectively.

(2)	Includes $14.0 million,$40.9 million, $13.0 million and $30.1 million of inter-company activity for the three and nine months ended September 30, 2006 and 2005, respectively.
     For the three months and nine months ended September 30, 2006, the mortgage banking segment recognized net income of $44.7 million and $123.1 million compared to $55.9 million and $150.2 million, respectively, for the same periods of 2005. The current interest rate environment negatively impacted the interest rate spread on loans-held-for-sale thereby resulting in a $4.5 million decline in net interest income to $18.4 million during the third quarter of 2006 when compared to the same period in 2005. Average loans held-for-sale were $5.3 billion and $5.4 billion, yielding 6.47% and 5.13% for the quarters ended September 30, 2006 and 2005, respectively. The yield and level of loans held-for-sale will fluctuate with changes in origination volumes, loan portfolio composition, market interest rates for new originations and the timing of loan sales.
     The gain on sale of loans totaled $130.7 million during the third quarter of 2006 an increase of $5.4 million when compared to the same period in 2005. (See “Gain on Sale of Loans” in this section for further details) Mortgage servicing fees were $34.5 million and $39.5 million, respectively, for the same periods.
     In the most recent quarter, a $10.6 million temporary impairment charge on mortgage servicing rights was recognized due primarily to the adjustment of underlying loan prepayment assumptions caused by the decreases in both the 2 year and 10 year treasury yields.

     Loan originations totaled $9.5 billion, while loans sold aggregated $9.3 billion with an average gain on sale margin of 132 basis points during the third quarter of 2006 compared with $10.4 billion in originations, $10.9 billion in loans sold and an average gain on sale margin of 104 basis points during the third quarter of 2005.
     The composition of loans originated during third quarter of 2006 was: 50% Specialty, 30% Jumbo A, 13% Home Equity and 7% Agency. Option ARMs, both Alt-A and Jumbo accounted for 32% of originations. All option ARM originations are sold into the secondary market, servicing released. New purchases represented 43% of production during the year as compared to 48% during the same period of 2005. The weighted average FICO score for all originations was 712. We do not originate sub-prime loans, nor will we sacrifice quality to drive origination volume and gain on sale margins.
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
     The following table summarizes loans originated, loans sold, average margins and gains on loan sales for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
Comparative Mortgage Loan Volumes	2006	2005	2006	2005

Loans Originated:
Specialty Products	$4,717,198	$4,827,831	$13,613,262	$14,361,411
Jumbo	2,827,594	3,419,675	8,255,704	12,055,605
Home Equity/Seconds	1,219,465	1,280,684	3,503,401	4,335,738
Agency	696,490	882,875	1,749,828	2,113,490

Total Loans Originated	$9,460,747	$10,411,065	$27,122,195	$32,866,244

Loans Sales:
Specialty Products	$4,224,073	$5,061,097	$12,418,672	$13,789,779
Jumbo	2,852,361	3,486,176	6,979,631	8,097,636
Home Equity/Seconds	1,664,800	1,500,767	3,336,430	4,548,035
Agency	597,138	895,784	1,584,053	1,963,499

Total Loan Sales	$9,338,372	$10,943,824	$24,318,786	$28,398,949

Average Margin on Loan Sales:
Specialty Products	1.76%	1.13%	1.55%	1.30%
Jumbo	1.00%	0.71%	0.95%	0.89%
Home Equity/Seconds	1.23%	1.88%	1.36%	1.78%
Agency	0.03%	0.40%	0.23%	0.35%

Average Margin on Loan Sales	1.32%	1.04%	1.27%	1.19%

Gain on Sale of Loans:
Specialty Products	$74,477	$56,956	$192,322	$179,161
Jumbo	28,565	24,906	66,403	71,862
Home Equity/Seconds	20,399	28,172	45,311	81,169
Agency	183	3,553	3,652	6,803

Total Gain on Sale of Loans (1) (2)	$123,624	$113,587	$307,688	$338,995

(1)	The gain on sale of loans for the nine months ended September 30, 2005, differs from the amounts reported under accounting principles generally accepted in the United States of America on the accompanying Consolidated Income Statement due to a fair value adjustment of $(.5) million on loans held-for-sale at October 1, 2004 sold during 2005.

(2)	Does not include $7.0 million, $21.2 million,$11.7 million and $40.1 million of inter-company gains on sale of loans for the three and nine months ended September 30, 2006 and 2005, respectively.
Financial Condition
Loans Held-for-Investment
     The composition of loans held-for-investment are summarized as follows:

	September 30,	% of	December 31,	% of	September 30,	% of
(dollars in thousands)	2006	Total	2005	Total	2005	Total

Loans Held-For-Investment:
Commercial Mortgages	$7,465,052	21%	$6,206,416	19%	$5,896,835	18%
Commercial & Industrial	6,073,098	17%	4,709,440	14%	4,324,758	13%

Total Commercial	13,538,150	38%	10,915,856	33%	10,221,593	31%
Residential Mortgages	14,237,428	39%	15,068,443	45%	15,508,008	48%
Multi-Family Mortgages	5,272,860	15%	4,821,642	15%	4,626,777	14%
Consumer	1,894,712	5%	1,558,782	5%	1,569,386	5%
Construction and Land	1,272,784	3%	829,273	2%	716,049	2%

Total	$36,215,934	100%	$33,193,996	100%	$32,641,813	100%
Deferred Origination Costs, net	42,700		38,240		31,149

Total Loans Held-For-Investment	$36,258,634		$33,232,236		$32,672,962

     Loans held-for-investment grew $3.6 billion or 11% to $36.2 billion for the quarter ended September 30, 2006, compared to $32.6 billion at September 30, 2005. Commercial loans increased $3.3 billion or 32% during the past twelve months, while residential mortgages declined $1.3 billion or 8% during the same period. Commercial loans as a percentage of total loans increased from 31% in 2005 to 37% in 2006, while residential loans declined during the same period from 48% to 39%.
     Commercial lending activity continues to remain strong within our market area. Our pipeline of outstanding commitments remains near historical levels. We continue to benefit from previous initiatives to expand our geographic presence, sales force and product offerings.
     Although we have deemphasized residential loans in favor of higher yielding commercial loans, the quality of our residential mortgage portfolio remains strong. The weighted average FICO score at September 30, 2006 was 733. Approximately 86% of the portfolio is comprised of Jumbo/Agency conforming mortgages and 93% of the total portfolio is owner occupied. Interest only loans constitute 38% of the portfolio, while the average original loan amount was $296 thousand. We do not portfolio option ARM’s or negative amortization loans.
     Multi-family loans grew $646.1 million or 14% for the quarter ended September 30, 2006 when compared to the same period in 2005. Multi-family and commercial mortgage loans are primarily secured by real estate in the New York Metropolitan area and are diversified in terms of risk and repayment sources. The underlying collateral includes multi-family apartment buildings and owner occupied/non-owner occupied commercial properties. The risks inherent in these portfolios are dependent on both regional and general economic stability, which affect property values, and our borrowers’ financial well being and creditworthiness.
     Consumer loan volume, principally indirect auto loans, increased as a result of our geographic expansion and an increase in our auto dealership customers.
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
     Commercial loans are made to small and medium sized businesses and include loans collateralized by security interests in lease finance receivables. The commercial mortgage and commercial loan portfolios contain no foreign loans to developing countries (“LDC”). Consumer loans consist primarily of new and used automobile loans originated through a network of automobile dealers. The credit risk in auto lending is dependent on the borrower’s creditworthiness and collateral values. The consumer loan portfolio does not contain higher risk sub prime loans. Land loans are used to finance the acquisition of vacant land for future residential and commercial development. Construction loans finance the building and rehabilitation of residential and multi-family projects, and to a lesser extent, commercial developments. The construction and land development portfolios do not contain any high-risk equity participation loans (“AD&C” loans).
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
Securities
     Securities declined $2.5 billion or 20.7% to $9.6 billion at September 30, 2006 when compared to September 30, 2005. Portfolio cash flows and proceeds generated from securities sales during the past twelve months have been used to fund commercial loan growth and repurchase common stock. (See “Balance Sheet Repositioning” section for further details).
     Mortgage Backed Securities represented 81% of total securities at September 30, 2006, and included pass-through certificates guaranteed by GNMA, FHLMC or FNMA and collateralized mortgage-backed obligations (“CMOs”) backed by government agency pass-through certificates or whole loans. The pass-through certificates included both fixed and adjustable rate instruments. CMOs, by virtue of the underlying collateral or structure, are AAA rated and are either fixed rate current pay sequentials and PAC structures or adjustable rate issues. (See Item 1, Notes to the Consolidated Financial Statements Note 2, “Securities” for additional information). The adjustable rate pass-throughs and CMOs are principally Hybrid ARMs. Hybrid ARMs typically have a fixed initial rate of interest from 3 through 7 years and at the end of that term convert to a one year adjustable rate of interest indexed to short term benchmarks (i.e. LIBOR or One year Treasuries). Hybrid ARMs included in Pass-throughs and CMOs as of September 30, 2006 aggregated $2.3 billion.
     Our goal is to maintain a securities portfolio with a short weighted average life and duration. This is accomplished using instruments with short final maturities, predictable cash flows and adjustable interest rates. These attributes allow us to proactively manage as market conditions change so that cash flows may either be reinvested in securities at current market interest rates, used to fund loan growth or pay off short-term borrowings. These characteristics have contributed to the 3.6 year weighted average life and duration of 3.1 for the MBS portfolio at September 30, 2006.
     The yield and fair value of securities, specifically the MBS portfolio, is impacted by changes in market interest rates and related prepayment activity. Given the portfolio’s composition, related prepayment activity would moderately decrease in a rising interest rate environment, extending the portfolio’s weighted average life. Conversely, the opposite would occur in a declining interest rate environment. The resultant impact of these changes would be to either extend or shorten the period over which net premiums would be amortized, thereby affecting income and yields. The impact of any changes would be minimal as net premiums totaled $21.9 million or approximately 28 basis points of outstanding MBS balances at September 30, 2006.

     Municipal securities represent a combination of short-term debentures issued by local municipalities, purchased as part of a strategy to expand relationships with these governmental entities, and highly rated obligations of New York State and related authorities. Equity securities held in the available-for-sale portfolio include $150.7 million of FNMA and FHLMC (“GSE”) Preferred stock, $433.6 million in Federal Home Loan Bank common stock, and common and preferred stocks of certain publicly traded companies. Other securities held in the available-for-sale portfolio include capital securities (trust preferred securities) of certain financial institutions and corporate bonds.
     When purchasing securities, the overall interest-rate risk profile is considered, as well as the adequacy of expected returns relative to risks assumed, including prepayments. In managing the securities portfolio, available-for-sale securities may be sold as a result of changes in interest rates and spreads, actual or anticipated prepayments and credit risk associated with a particular security.
Deposits
     The composition of deposits are summarized as follows:

	September 30,	December 31,	September 30,
(in thousands)	2006	2005	2005

Demand	$7,300,158	$7,639,231	$7,478,359
NOW & Money Market	16,350,819	15,606,231	15,599,563
Savings	4,778,547	5,303,930	5,515,530
Time	5,234,130	5,428,920	5,414,506
Certificate of Deposits, $100,000 & Over	2,883,915	2,638,261	2,804,128

Total Deposits	$36,547,569	$36,616,573	$36,812,086

     Total deposits decreased $264.5 million to $36.5 billion at September 30, 2006 when compared to the prior year period. The decline was due in part to aggressive pricing by our competitors, offering higher deposit rates and free services to attract consumers. Despite intense competitive pressure, we have chosen to remain disciplined and selective in pricing deposits, continuing to concentrate on growing our commercial customer base. Commercial accounts constituted approximately one third of total deposits at September 30, 2006. We do not anticipate any imminent strategic change from our competitors.
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
     The Board has established certain policy limits for the potential volatility of net interest income as projected by the simulation model. Volatility is measured from a base case where rates are assumed to be flat and is expressed as the percentage change, from the base case, in net interest income over a twelve-month period. As of September 30, 2006, we were operating within policy limits.

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

	Changes in Net Interest Income
(dollars in thousands)	$ Change	% Change
Change in Interest Rates
+ 200 Basis Points	$(90,962)	(6.02)%
+ 100 Basis Points	(41,727)	(2.76)
- 100 Basis Points	37,475	2.48
- 200 Basis Points	58,081	3.84
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
     The following table reflects the estimated change in the market value of equity at September 30, 2006, assuming an immediate increase or decrease in interest rates.

	Market Value of Equity
(dollars in thousands)	$ Change	% Change
Change in Interest Rates
+ 200 Basis Points	$(701,878)	(5.3)%
- 200 Basis Points	$239,019	1.8
Policy Limit	N/A	(25.0)%

Liquidity Risk Management
     The objective of liquidity risk management is to meet our financial obligations and capitalize on new business opportunities. These obligations include the payment of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature and the ability to fund new and existing loans and investments as opportunities arise.
     The Company’s primary funding source is dividends from North Fork Bank. There are various federal and state banking laws and guidelines limiting the extent to which a bank subsidiary can finance or otherwise supply funds to its holding company. At September 30, 2006, dividends from North Fork Bank were limited under such guidelines to $1.5 billion. From a regulatory standpoint, North Fork Bank, with its current balance sheet structure, had the ability to dividend approximately $1.1 billion, while still meeting the criteria for designation as a well-capitalized institution under existing regulatory capital guidelines. Additional sources of liquidity for the Company include borrowings, the sale of available-for-sale securities, and funds available through the capital markets.
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
     Our banking subsidiaries have the ability to borrow an additional $7.3 billion on a secured basis, utilizing mortgage related loans and securities as collateral. At September 30, 2006, our banking subsidiaries had $7.8 billion in advances and repurchase agreements outstanding with the FHLB.
     We also maintain arrangements with correspondent banks to provide short-term credit for regulatory liquidity requirements. These available lines of credit aggregated $1.3 billion at September 30, 2006. We continually monitor our liquidity position as well as the liquidity positions of our bank subsidiaries and believe that sufficient liquidity exists to meet all of our operating requirements.
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
     As of September 30, 2006, the most recent notification from the various regulators categorized the Company and its subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. Under the capital adequacy guidelines require a well capitalized institution to maintain a Total Risk Adjusted Capital Ratio of at least 10%, a Tier 1 Capital Ratio of at least 6%, a Leverage Ratio of at least 5%, and not be subject to any written order, agreement or directive. Since such notification, there are no conditions or events that management believes would change this classification.

The following table sets forth the Company’s risk-based capital amounts and ratios as of:

	September 30, 2006		September 30, 2005
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 Capital	$3,795,205	10.60%	$3,733,178	11.00%
Regulatory Requirement	1,431,547	4.00%	1,357,178	4.00%

Excess	$2,363,658	6.60%	$2,376,000	7.00%

Total Risk Adjusted	$4,643,883	12.98%	$4,604,896	13.57%
Regulatory Requirement	2,863,093	8.00%	2,714,355	8.00%

Excess	$1,780,790	4.98%	$1,890,541	5.57%

Risk Weighted Assets	$35,788,663		$33,929,443

The Company’s leverage ratio at September 30, 2006 and 2005 was 7.14% and 7.09%, respectively.
The following table sets forth the risk based capital ratios of our banking subsidiaries at September 30, 2006:

Capital Ratios:	North Fork	Superior
Tier 1 Capital	12.07%	12.97%
Total Risk Adjusted	13.06	13.26
Leverage Ratio	8.11	6.60
     On September 26, 2006, the Board of Directors declared its regular quarterly cash dividend of $.25 per common share. The dividend will be payable November 15, 2006, to shareholders of record at the close of business on October 27, 2006.
     On January 24, 2006, the Board of Directors authorized the repurchase of an additional 12 million shares, increasing the total remaining authorized for repurchase to 14.4 million. At September 30, 2006, 9.2 million shares were available to be purchased under the program. The Company discontinued repurchasing shares since the announcement of its proposed acquisition by Capital One. We did repurchase 5.1 million shares in the first quarter of 2006 at an average cost of $25.84. The current program has no fixed expiration date. Repurchases are made in the open market or through privately negotiated transactions.
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

Regulatory Matters
     United States anti-money laundering (“AML”) laws, including The Bank Secrecy Act, as amended by the USA Patriot Act, and related implementing regulations, have imposed significant, additional requirements on financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) and the New York State Banking Department (“NYSBD”) have identified certain supervisory issues with respect to the Bank’s AML compliance program that require management’s attention. Management has been engaged in discussions with the FDIC and the NYSBD concerning this matter and has initiated appropriate action to address the issues raised. The Bank entered into an informal memorandum of understanding (“MOU”) with both the FDIC and the NYSBD with respect to these matters effective in August 2005. A memorandum of understanding is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by agencies and is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or cease and desist order. Management has developed a remediation plan to comply with the requirements of the MOU and continues to make progress in implementing the plan, as well as making additional enhancements to our AML compliance program.
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
Item 4. Controls and Procedures
     ((a) Disclosure Controls and Procedures) — Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     ((b) Internal Control Over Financial Reporting) — There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
     For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors” in our 2005 Annual Report on Form 10-K/A. There has been no material change in risk factors relevant to our operations since December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides common stock repurchases made by us or on our behalf during the period:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Per Share	Announced Program	the Program
July 1, 2006 — July 31, 2006	—	n/a	—	9,269,550 Shares
August 1, 2006 — August 31, 2006	—	n/a	—	9,269,550 Shares
September 1, 2006 — September 30, 2006	—	n/a	—	9,269,550 Shares
Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s Annual Meeting of Stockholders held on August 22, 2006, stockholders voted on the following matters:
1)	The election of five directors for a term of three years expiring in 2009. The vote tabulation for each director was as follows:

Name of Director	For	Withheld
Josiah T. Austin	364,093,613	10,756,520
Karen Garrison	363,953,926	10,896,207
John Adam Kanas	359,911,166	14,938,967
Raymond A. Nielsen	334,383,536	40,466,597
A. Robert Towbin	348,202,586	26,647,547
2)	Vote upon a proposal to adopt the Agreement and Plan of Merger, dated March 12, 2006, by and between Capital One and North Fork, pursuant to which North Fork would merge with and into Capital One. The tabulation of votes for the proposal was as follows:

For	Against	Abstain
290,560,311	14,342,615	69,947,207
3)	Ratification of KPMG LLP as the Company’s independent auditor for the fiscal year ending December 31, 2006. The tabulation of votes for that ratification was as follows:

For	Against	Abstain
365,196,026	5,372,425	4,281,682
4)	Vote upon an adjournment or postponement of the North Fork annual meeting, if necessary, to solicit additional proxies, the proposal received the following vote:

For	Against	Abstain
272,072,525	98,676,839	4,100,769

Item 5. Other Information
Recent Developments
None
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

Date: November 9, 2006	North Fork Bancorporation, Inc.
/s/ Daniel M. Healy
Daniel M. Healy
Executive Vice President and Chief Financial Officer